Form 10-Q
period 2020-06-30
Mountain Crest Acquisition Corp.
filed 2020-08-14
CIK 1803914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39312

MOUNTAIN CREST ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Delaware	37-1958714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 West 43rd Street, 12th Floor, New York, NY 10036
(Address of Principal Executive Offices, including zip code)

(646) 493-6558
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MCAC	The Nasdaq Stock Market LLC
Rights	MCACR	The Nasdaq Stock Market LLC
Units	MCACU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of August 13, 2020, there were 7,542,491 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MOUNTAIN CREST ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$340,118	$—
Prepaid expenses	86,467	—
Total Current Assets	426,585	—

Deferred offering costs	—	100,231
Deferred tax asset	246	—
Marketable securities held in Trust Account	58,650,863	—
Total Assets	$59,077,694	$100,231

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$16,416	$225
Accrued offering costs	4,000	—
Promissory note – related party	—	100,498
Total Current Liabilities	20,416	100,723

Deferred underwriting fee payable	2,012,430	—
Total Liabilities	2,032,846	100,723

Commitments

Common stock subject to possible redemption, 5,102,647 shares at redemption value	52,044,843	—

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,439,844 and 1,437,500 shares issued and outstanding (excluding 5,102,647 and no shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively (1)	244	144
Additional paid in capital	5,020,064	24,856
Stock subscription receivable	—	(25,000)
Accumulated deficit	(20,303)	(492)
Total Stockholders’ Equity (Deficit)	5,000,005	(492)
Total Liabilities and Stockholders’ Equity (Deficit)	$59,077,694	$100,231

(1)	At December 31, 2019, includes up to 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Operating and formation costs	$22,749	$22,960
Loss from operations	(22,749)	(22,960)

Other income:
Interest earned on marketable securities held in Trust Account	4,074	4,074
Unrealized loss on marketable securities held in Trust Account	(1,171)	(1,171)
Other income, net	2,903	2,903

Loss before provision for income taxes	(19,846)	(20,057)
Benefit from income taxes	246	246
Net loss	$(19,600)	$(19,811)

Weighted average shares outstanding, basic and diluted (1)	1,497,051	1,373,525

Basic and diluted net loss per common share	$(0.01)	$(0.01)

(1)	Excludes an aggregate of 5,102,647 shares subject to possible redemption at June 30, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Common Stock		Additional Paid	Stock Subscription	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	in Capital	Receivable	Deficit	Equity
Balance – January 1, 2020	1,437,500	$144	$24,856	$25,000	$(492)	$(492)

Collection of stock subscription receivable	—	—	—	(25,000)	—	25,000

Net loss	—	—	—	—	(211)	(211)

Balance – March 31, 2020	1,437,500	144	24,856	—	(703)	24,297

Sale of 5,749,800 Units, net of underwriting discount and offering expenses	5,749,800	575	53,487,066	—	—	53,487,641

Sale of 355,241 Private Units	355,241	35	3,552,375	—	—	3,552,410

Forfeiture of Founder Shares	(50)	—	—	—	—	—

Sale of unit purchase option	—	—	100	—	—	100

Common stock subject to possible redemption	(5,102,647)	(510)	(52,044,333)	—	—	(52,044,843)

Net loss	—	—	—	—	(19,600)	(19,600)

Balance – June 30, 2020	2,439,844	$244	$5,020,064	$—	$(20,303)	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(19,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,074)
Unrealized loss on marketable securities held in Trust Account	1,171
Deferred tax benefit	(246)
Changes in operating assets and liabilities:
Prepaid expenses	(86,467)
Accrued expenses	16,191
Net cash used in operating activities	(93,236)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(58,647,960)
Net cash used in investing activities	(58,647,960)

Cash Flows from Financing Activities:
Proceeds from collection of stock subscription receivable	25,000
Proceeds from sale of Units, net of underwriting discounts paid	56,060,550
Proceeds from sale of Private Units	3,552,410
Proceeds from sale of unit purchase option	100
Proceeds from promissory note - related party	157,206
Repayment of promissory note - related party	(257,704)
Payment of offering costs	(456,248)
Net cash provided by financing activities	59,081,314

Net Change in Cash	340,118
Cash – Beginning	—
Cash – Ending	$340,118

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$52,064,441
Change in value of common stock subject to possible redemption	$(19,598)
Deferred underwriting fee payable	$2,012,430
Offering costs included in accrued offering costs	$4,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Mountain Crest Acquisition Corp (the “Company”) was incorporated in Delaware on November 12, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that are located in North America. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on June 4, 2020. On June 9, 2020, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units” and, with respect to the common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 321,500 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Sunlight Global Investment LLC (the “Sponsor”) and Chardan Capital Markets, LLC (the “Chardan”), generating gross proceeds of $3,215,000, which is described in Note 4.

Following the closing of the Initial Public Offering on June 9, 2020, an amount of $51,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account as described below.

On June 19, 2020, the underwriters exercised their over-allotment option in part, resulting in an additional 749,800 Units issued on June 19, 2020 for $7,498,000, less the underwriters’ discount of $187,450. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 33,741 Private Units at $10.00 per Private Unit, generating total proceeds of $337,410. A total of $7,647,960 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $58,647,960.

Transaction costs amounted to $4,010,359, consisting of $1,437,450 of underwriting fees, $2,012,430 of deferred underwriting fees and $560,479 of other offering costs. In addition, at June 30,2020, cash of $340,118 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and net of amounts previously released to the Company to pay its tax obligations) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commission the Company will pay to the underwriters (as discussed in Note 6).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to (a) vote its Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares held by it in favor of a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to (i) waive its redemption rights with respect to Founder Shares, Private Shares and any Public Shares it may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination and (ii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period (defined below).

The Company will have until June 9, 2021 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by June 9, 2021, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline, for each three month extension.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 5, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 10, 2020, June 15, 2020 and June 22, 2020 . The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the six months ended June 30, 2020, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations. The Company did not withdraw interest income from the Trust Account during the year ended December 31, 2019 to pay its income tax obligations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate of 1.2% for the three and six months ended June 30, 2020 differs from the statutory tax rate of 21% due to the valuation allowance recorded against the Company’s net operating losses.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security "CARES" Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses ("NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights sold in the Initial Public Offering and the private placement to purchase 610,504 shares of common stock, in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Reconciliation of Net Loss Per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Net loss	$(19,600)	$(19,811)
Less: Income attributable to common stock subject to possible redemption	—	—
Adjusted net loss	$(19,600)	$(19,811)

Weighted average shares outstanding, basic and diluted	1,497,051	1,373,525

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one right (“Public Right”). Each Public Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Chardan (and/or their designees) purchased an aggregate of 321,500 Private Units at a price of $10.00 per Private Unit, of which 296,500 Private Units were purchased by the Sponsor and 25,000 Private Units were purchased by Chardan for an aggregate purchase price of $3,215,000. The Sponsor and Chardan have agreed to purchase an additional aggregate amount of 33,741 Private Units, for an aggregate purchase price of $337,410, if the over-allotment option is exercised in full by the underwriters. Each Private Unit consists of one share of common stock (“Private Share”) and one right (“Private Right”). Each Private Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 12, 2019, the Company issued 100 shares of common stock to the Sponsor for an aggregate purchase price of $25,000. The Company received payment for the shares on January 28, 2020. Accordingly, as of December 31, 2019, the $25,000 payment due to the Company is recorded as stock subscription receivable in the stockholder’s deficit section of the accompanying balance sheet. On January 17, 2020, the Company effected a share dividend of 21,561.50 shares of common stock for each outstanding share, resulting in 2,156,250 shares of common stock being issued and outstanding. In May 2020, the Company declared a reverse split of one share of common stock for every 1.5 outstanding share of common stock, resulting in 1,437,500 shares of common stock being outstanding (the “Founder Shares”). All share and per share information have been retroactively adjusted to reflect the share dividend and reverse split. The 1,437,500 Founder Shares included an aggregate of up to 187,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ election to partially exercise their over-allotment option on June 19, 2020, 50 Founders Shares were forfeited and 187,450 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of a Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of a Business Combination, or earlier in each case if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Promissory Note — Related Party

On December 1, 2019, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate amount of $500,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the completion of the Initial Public Offering. Upon the consummation of the Initial Public Offering on June 9, 2020, the Company repaid an aggregate amount of $165,000 under the Promissory Note. At June 9, 2020, there was $92,704 outstanding under the Promissory Note, which amount was repaid on June 11, 2020.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 4, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2020, the Company incurred $10,000 in fees for these services, of which $10,000 is included in accrued expenses in the accompanying condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

NOTE 6. COMMITMENTS

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Registration Rights

Pursuant to a registration rights agreement entered into on June 4, 2020, the holders of the Founder Shares, the Private Units, and any shares that may be issued in payment of Working Capital Loans (and all underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 19, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 749,800 Units at $10.00 per Unit and forfeited the option to exercise the remaining 200 Units.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $2,012,430. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Right of First Refusal

Subject to certain conditions, the Company granted Chardan, for a period of 15 months after the date of the consummation of a Business Combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal 20% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to the Initial Public Offering.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — On June 4, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 2,439,844 and 1,437,500 shares of common stock issued and outstanding, excluding 5,102,647 and no shares of common stock subject to possible redemption, respectively.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional shares of common stock upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis.

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Unit Purchase Option

On June 9, 2020, the Company sold to Chardan, for $100, an option to purchase up to 300,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $3,450,000) commencing at any time between the consummation of a Business Combination and June 4, 2025. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on June 4, 2025. The Units issuable upon exercise of the option are identical to those sold in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the unit purchase option to be approximately $790,000, or $2.63 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 0.37% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the shares of common stock underlying such units, the rights included in such units, the shares of common stock that are issuable for the rights included in such units, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares of common stock at a price below its exercise price.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2020
Assets:
Marketable securities held in Trust Account	1	$58,650,863

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Mountain Crest Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Sunlight Global Investment LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 12, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares in connection with an initial Business Combination:

•	may significantly dilute the equity interest of our investors in this offering who would not have pre-emption rights in respect of any such issuance;

•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2019 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $19,600, which consisted of operating costs of $22,749 and an unrealized loss on marketable securities held in the Trust Account of $1,171, offset by interest income on marketable securities held in the Trust Account of $4,074 and an income tax benefit of $246.

For the six months ended June 30, 2020, we had a net loss of $19,811, which consisted of operating costs of $22,960 and an unrealized loss on marketable securities held in the Trust Account of $1,171, offset by interest income on marketable securities held in the Trust Account of $4,074 and an income tax benefit of $246.

Liquidity and Capital Resources

On June 9, 2020, we consummated the Initial Public Offering of 5,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 321,500 Private Units at a price of $10.00 per Private Unit in a private placement to the Sponsor, generating gross proceeds of $3,215,000.

On June 19, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 749,800 Units and the sale of an additional 33,741 Private Units, generating total gross proceeds of $7,835,410.

Following our Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Units, a total of $58,647,960 was placed in the Trust Account. We incurred $4,010,359 in transaction costs, including $1,437,450 of underwriting fees, $2,012,430 of deferred underwriting fees and $560,479 of other offering costs.

For the six months ended June 30, 2020, cash used in operating activities was $93,236. Net loss of $19,811 was impacted by interest earned on marketable securities held in the Trust Account of $4,074, an unrealized loss on marketable securities held in the Trust Account of $1,171, an income tax benefit of $246 and changes in operating assets and liabilities, which used $70,276 of cash from operating activities.

As of June 30, 2020, we had cash and marketable securities in the Trust Account of $58,650,863 (including approximately $3,000 of interest income and unrealized losses). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended June 30, 2020, we did not withdraw any of interest income from the Trust Account to pay for franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $340,118 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Private Units, at a price of $10.00 per unit at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on June 4, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $2,012,430. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In addition, subject to certain conditions, we granted Chardan, for a period of 15 months after the date of the consummation of a Business Combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal 20% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to the Initial Public Offering.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on June 5, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on June 5, 2020.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 9, 2020, we consummated our Initial Public Offering of 5,000,000 Units. On June 19, 2020, in connection with underwriters’ election to partially exercise their over-allotment option, we sold an additional 749,800 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $57,498,000. Each Unit consisted of one Class A common stock of the Company, par value $0.0001 per share, and one right. Chardan Capital Markets, LLC acted as the sole book running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-238320). The SEC declared the registration statement effective on June 4, 2020.

Simultaneously with the consummation of the Initial Public Offering and the partial exercise of the over-allotment option, we consummated a private placement of 58,741 Private Units to our Sponsor and Chardan at a price of $10.00 per Private Unit, generating total proceeds of $587,410. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are identical to the Public Units sold in the Initial Public Offering.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the Private Units, $58,647,960 was placed in the Trust Account.

We paid a total of $1,437,450 underwriting discounts and commissions and $560,479 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,012,430 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 4, 2020, by and between the Company and Chardan Capital Markets, LLC. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Rights Agreement, dated June 4, 2020, by and between Continental Stock Transfer & Trust Company and the Company. (1)
4.2	Unit Purchase Option, dated June 4, 2020, between the Company and Chardan Capital Markets, LLC. (1)
10.1	Letter Agreements, dated June 4, 2020, among the Company and the Company’s officers, directors and Initial Stockholders. (1)
10.2	Investment Management Trust Agreement, dated June 4, 2020, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Stock Escrow Agreement, dated June 4, 2020, among the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)
10.4	Registration Rights Agreement, dated June 4, 2020, by and between the Company and Initial Stockholders. (1)
10.5	Indemnity Agreements, dated June 4, 2020, by and among the Company and the directors and officers of the Registrant (1)
10.6	Subscription Agreement, dated June 4, 2020, by and between the Company and Sunlight Global Investment LLC. (1)
10.7	Subscription Agreement, dated June 4, 2020, by and between the Company and Chardan Capital Markets, LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 10, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP

Date: August 13, 2020	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Dong Liu
	Name:	Dong Liu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)