Form 10-Q
period 2020-09-30
Mountain Crest Acquisition Corp.
filed 2020-11-16
CIK 1803914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 7,542,491 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MOUNTAIN CREST ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$235,334	$—
Prepaid expenses	58,556	—
Total Current Assets	293,890	—

Deferred offering costs	—	100,231
Deferred tax asset	345	—
Marketable securities held in Trust Account	58,669,831	—
Total Assets	$58,964,066	$100,231

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$41,333	$225
Promissory note – related party	—	100,498
Total Current Liabilities	41,333	100,723

Deferred underwriting fee payable	2,012,430	—
Total Liabilities	2,053,763	100,723

Commitments

Common stock subject to possible redemption, 5,090,066 shares at redemption value	51,910,297	—

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,452,425 and 1,437,500 shares issued and outstanding (excluding 5,090,066 and no shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively (1)	245	144
Additional paid in capital	5,154,609	24,856
Stock subscription receivable	—	(25,000)
Accumulated deficit	(154,848)	(492)
Total Stockholders’ Equity (Deficit)	5,000,006	(492)
Total Liabilities and Stockholders’ Equity (Deficit)	$58,964,066	$100,231

(1)	At December 31, 2019, includes up to 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Operating and formation costs	$153,612	$176,572
Loss from operations	(153,612)	(176,572)

Other income:
Interest earned on marketable securities held in Trust Account	18,968	23,042
Unrealized loss on marketable securities held in Trust Account	—	(1,171)
Other income, net	18,968	21,871

Loss before provision for income taxes	(134,644)	(154,701)
Benefit from income taxes	99	345
Net loss	$(134,545)	$(154,356)

Weighted average shares outstanding, basic and diluted (1)	2,439,844	1,731,559

Basic and diluted net loss per common share	$(0.06)	$(0.09)

(1)	Excludes an aggregate of 5,090,066 shares subject to possible redemption at September 30, 2020.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Common Stock		Additional Paid	Stock Subscription	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	in Capital	Receivable	Deficit	Equity
Balance – January 1, 2020	1,437,500	$144	$24,856	$25,000	$(492)	$(492)

Collection of stock subscription receivable	—	—	—	(25,000)	—	25,000

Net loss	—	—	—	—	(211)	(211)

Balance – March 31, 2020	1,437,500	144	24,856	—	(703)	24,297

Sale of 5,749,800 Units, net of underwriting discount and offering expenses	5,749,800	575	53,487,066	—	—	53,487,641

Sale of 355,241 Private Units	355,241	35	3,552,375	—	—	3,552,410

Forfeiture of Founder Shares	(50)	—	—	—	—	—

Sale of unit purchase option	—	—	100	—	—	100

Common stock subject to possible redemption	(5,102,647)	(510)	(52,044,333)	—	—	(52,044,843)

Net loss	—	—	—	—	(19,600)	(19,600)

Balance – June 30, 2020	2,439,844	244	5,020,064	—	(20,303)	5,000,005

Change in value of common stock subject to possible redemption	12,581	1	134,545	—	—	134,546

Net loss	—	—	—	—	(134,545)	(134,545)

Balance – September 30, 2020	2,452,425	$245	$5,154,609	$—	$(154,848)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(154,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,042)
Unrealized loss on marketable securities held in Trust Account	1,171
Deferred tax benefit	(345)
Changes in operating assets and liabilities:
Prepaid expenses	(58,556)
Accrued expenses	41,108
Net cash used in operating activities	(194,020)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(58,647,960)
Net cash used in investing activities	(58,647,960)

Cash Flows from Financing Activities:
Proceeds from collection of stock subscription receivable	25,000
Proceeds from sale of Units, net of underwriting discounts paid	56,060,550
Proceeds from sale of Private Units	3,552,410
Proceeds from sale of unit purchase option	100
Proceeds from promissory note - related party	157,206
Repayment of promissory note - related party	(257,704)
Payment of offering costs	(460,248)
Net cash provided by financing activities	59,077,314

Net Change in Cash	235,334
Cash – Beginning	—
Cash – Ending	$235,334

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$52,064,441
Change in value of common stock subject to possible redemption	$(154,144)
Deferred underwriting fee payable	$2,012,430

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Mountain Crest Acquisition Corp (the “Company”) was incorporated in Delaware on November 12, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has one wholly owned subsidiary, MCAC Merger Sub Inc., incorporated in Delaware on September 16, 2020 (“Merger Sub”).

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Playboy Enterprises, Inc. (“PEI”), as discussed in Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $4,010,359, consisting of $1,437,450 of underwriting fees, $2,012,430 of deferred underwriting fees and $560,479 of other offering costs. In addition, at September 30,2020, cash of $235,334 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

As of September 30, 2020, the Company had $235,334 in its operating bank accounts, $58,669,831 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $283,890, which excludes $31,333 of franchise taxes payable that will be paid from interest earned on the Trust Account.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, or the Company’s officers or directors. The Company’s Sponsor or officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 9, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 5, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 10, 2020, June 15, 2020 and June 22, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2020, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations. The Company did not withdraw interest income from the Trust Account during the year ended December 31, 2019 to pay its income tax obligations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate of 0.1% and 0.2% for the three and nine months ended September 30, 2020, respectively, differs from the statutory tax rate of 21% due to the valuation allowance recorded against the Company’s net operating losses.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) rights sold in the Initial Public Offering and the private placement that convert into 610,504 ordinary shares, and (2) a unit purchase option sold to the underwriter exercisable for 344,988 ordinary shares and rights that convert into 34,498 ordinary shares, in the calculation of diluted loss per share, since the exercise of the unit purchase options and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Net loss	$(134,545)	$(154,356)
Less: Income attributable to common stock subject to possible redemption	—	—
Adjusted net loss	$(134,545)	$(154,356)

Weighted average shares outstanding, basic and diluted	2,439,844	1,731,559

Basic and diluted net loss per common share	$(0.06)	$(0.09)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,749,800 Units, inclusive of 749,800 Units sold to the underwriters on June 19, 2020 upon the underwriters’ election to partially exercise their option to purchase additional Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one right (“Public Right”). Each Public Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Chardan (and/or their designees) purchased an aggregate of 321,500 Private Units at a price of $10.00 per Private Unit, of which 296,500 Private Units were purchased by the Sponsor and 25,000 Private Units were purchased by Chardan for an aggregate purchase price of $3,215,000. On June 19, 2020, the Sponsor and Chardan purchased an additional aggregate amount of 33,741 Private Units, for an aggregate purchase price of $337,410. Each Private Unit consists of one share of common stock (“Private Share”) and one right (“Private Right”). Each Private Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

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

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 4, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred $30,000 and $40,000 in fees for these services, of which $10,000 is included in accrued expenses in the accompanying condensed consolidated balance sheet.

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

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Merger Agreement

On September 30, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and PEI. Pursuant to the transactions contemplated by the terms of the Merger Agreement (the “Closing”), and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into PEI, with PEI surviving the merger and as a wholly owned subsidiary of the Company (the “Merger”) (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “PEI Business Combination”).

As a result of the Merger, among other things, the Company has agreed to acquire all of the outstanding shares of PEI common stock for approximately $381.3 million in aggregate consideration, comprising (i) 23,920,000 shares of the Company’s common stock, based on a price of $10.00 per share, subject to adjustment (the “Closing Payment Shares”), and (ii) the assumption of no more than $142.1 million of PEI debt (the “Net Debt Target”). The number of Closing Payment Shares issuable shall be subject to adjustment at a rate of one share of the Company’s common stock for each $10.00 increment that the Net Debt (as defined in the Merger Agreement) is greater than (in which case the number of Closing Payment Shares will be reduced) or less than (in which case the number of Closing Payment Shares will be increased) the Net Debt Target. If Net Debt equals the Net Debt Target, then no adjustment will be made to the number of Closing Payment Shares. Any adjustment to the Closing Payment Shares shall be in whole shares of the Company’s common stock and no adjustment shall be made for any divergence that is in an increment of $9.99 or less. The Closing Payment Shares, plus any such Net Debt adjustment shall be referred to herein as the “Merger Consideration.”

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — On June 4, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 2,452,425 and 1,437,500 shares of common stock issued and outstanding, excluding 5,090,066 and no shares of common stock subject to possible redemption, respectively.

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

MOUNTAIN CREST ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Unit Purchase Option

Simultaneously with the closing of the Initial Public Offering and the exercise of the over-allotment option by the underwriters, the Company sold to Chardan, for $100, an option to purchase up to 344,988 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $3,967,362) commencing at any time between the consummation of a Business Combination and June 4, 2025. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on June 4, 2025. The Units issuable upon exercise of the option are identical to those sold in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the unit purchase option to be approximately $790,000, or $2.63 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 0.37% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the shares of common stock underlying such units, the rights included in such units, the shares of common stock that are issuable for the rights included in such units, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares of common stock at a price below its exercise price.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2020
Assets:
Marketable securities held in Trust Account	1	$58,669,831

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Recent Developments

On September 30, 2020, we entered into the Merger Agreement, pursuant to which we have agreed to acquire all of the outstanding shares of PEI common stock for approximately $381.3 million in aggregate consideration, comprising (i) 23,920,000 shares of our common stock, based on a price of $10.00 per share, and (ii) the assumption of no more than the Net Debt Target. The number of Closing Payment Shares issuable shall be subject to adjustment at a rate of one share of the Company’s common stock for each $10.00 increment that the Net Debt is greater than or less than the Net Debt Target. If Net Debt equals the Net Debt Target, then no adjustment will be made to the number of Closing Payment Shares. Any adjustment to the Closing Payment Shares shall be in whole shares of our common stock and no adjustment shall be made for any divergence that is in an increment of $9.99 or less. See Note 6 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2019 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of PRI. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $134,545, which consisted of operating costs of $153,612, offset by interest income on marketable securities held in the Trust Account of $18,968 and an income tax benefit of $99.

For the nine months ended September 30, 2020, we had a net loss of $154,356, which consisted of operating costs of $176,572 and an unrealized loss on marketable securities held in the Trust Account of $1,171, offset by interest income on marketable securities held in the Trust Account of $23,042 and an income tax benefit of $345.

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

For the nine months ended September 30, 2020, cash used in operating activities was $194,020. Net loss of $154,356 was impacted by interest earned on marketable securities held in the Trust Account of $23,042, an unrealized loss on marketable securities held in the Trust Account of $1,171, an income tax benefit of $345 and changes in operating assets and liabilities, which used $17,448 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities in the Trust Account of $58,669,831 (including approximately $22,000 of interest income and unrealized losses). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2020, we did not withdraw any of interest income from the Trust Account to pay for franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $235,334 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

As of September 30, 2020, we had $235,334 in our operating bank accounts, $58,669,831 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith and working capital of $283,890, which excludes $31,333 of franchise taxes payable that will be paid from interest earned on the Trust Account.

We will need to raise additional capital through loans or additional investments from our Sponsor, or officers or directors. Our Sponsor or officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through June 9, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

MOUNTAIN CREST ACQUISITION CORP

Date: November 13, 2020	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Dong Liu
	Name:	Dong Liu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

