Form 10-K
period 2020-12-31
PLBY Group, Inc.
filed 2021-04-15
CIK 1803914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39312

PLBY Group, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	37-1958714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10960 Wilshire Blvd., Suite 2200
Los Angeles, California	90024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 424-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PLBY	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was approximately $58.0 million based upon the closing sale price of $10.04 our units, comprised of one share of common stock and the right to receive one-tenth of a share of common stock, on that date (as our common stock did not trade separately until August 27, 2020). As of March 31, 2021, there were 33,560,980 shares of common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

On February 10, 2021 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2020, the fiscal year to which this Annual Report on Form 10-K relates, PLBY Group, Inc. (f/k/a Mountain Crest Acquisition Corp), a Delaware corporation (the “Company”), consummated its previously announced business combination (as defined below), pursuant to which the Company acquired Playboy Enterprises, Inc. (“Playboy”) (such acquisition is referred to as the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) between the Company, MCAC Merger Sub Inc. (“Merger Sub”), Playboy and Suying Liu, Merger Sub merged with and into Playboy, with Playboy surviving the merger as a direct, wholly-owned subsidiary of the Company, and in connection therewith the Company changed its name from Mountain Crest Acquisition Corp to PLBY Group, Inc. (the “Merger”).

Except as otherwise expressly provided herein, the information in this Annual Report on Form 10-K does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, capital structure, dividends, indebtedness, business strategy and plans and objectives of management for future operations, including as they relate to the anticipated effects of the Business Combination. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, including as they relate to the Business Combination, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the impact of COVID-19 pandemic on the Company’s business; (2) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (3) the risk that the Business Combination, recent acquisitions or any proposed transactions disrupt the Company’s current plans and operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefit from them; (4) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and retain its key employees; (5) costs related to the Business Combination; (6) litigation and regulatory enforcement risks, including changes in applicable laws or regulations, the diversion of management time and attention and the additional costs and demands on our resources; (7) the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; (8) expectations regarding the Company’s strategies and future financial performance, including its projections, future business plans or objectives, prospective performance and opportunities and competitors, revenues, products, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives and pursue acquisition opportunities; (9) risks related to the organic and inorganic growth of the Company’s business and the timing of expected business milestones; (10) the possibility that we may be adversely affected by geopolitical or other economic, business, and/or competitive factors; and (11) other risks and uncertainties indicated in this Annual Report on Form 10-K, including those under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company cautions that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

Forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K or any earlier date specified for such statements. The Company does not undertake any obligation to update or revise any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

ii

PART I

Unless otherwise stated in this Annual Report on Form 10-K, references in this report to the “Company”, “we”, “us” and “our” refer to PLBY Group, Inc., a Delaware corporation, formerly known as Mountain Crest Acquisition Corp. References to “MCAC” refer to the registrant prior to the Closing.

Item 1. Business.

Introduction

MCAC was formed as a blank check company on November 12, 2019, under the laws of the state of Delaware, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Based on its business activities, MCAC was a “shell company” as defined under the Exchange Act because it had no operations and nominal assets consisting almost entirely of cash. Until the consummation of the Business Combination (as defined below), the Company did not engage in any operations nor generated any revenue.

On June 9, 2020, MCAC consummated its initial public offering (the “initial public offering” or “IPO”) of 5,000,000 units, each consisting of one share of MCAC common stock and one right to receive one-tenth (1/10) of a MCAC share of common stock (the “Units”), generating gross proceeds of $50,000,000. Simultaneously with the closing of our IPO, MCAC consummated the sale of 321,500 Units in a private placement (the “Private Units”) to Sunlight Global Investment LLC (“Sponsor”) and Chardan Capital Markets, LLC (“Chardan”), generating gross proceeds of $3,215,000. On June 17, 2020, Chardan exercised its over-allotment option in part and sold an additional 749,800 MCAC Units at an offering price of $10.00 per MCAC Unit, generating additional gross proceeds of $7,498,000. In connection with the underwriters’ partial exercise of their over-allotment option, our Sponsor and Chardan purchased from us an additional 33,741 Private Units for a total purchase price of $330,741, of which 29,992 Private Units was purchased by our Sponsor and 3,749 Private Units was purchased by Chardan.

Simultaneously with the closing of the IPO and the exercise of the over-allotment option by Chardan, MCAC also sold the Unit Purchase Option (the “UPO”) to purchase up to 344,988 units to Chardan, for a purchase price of $100. The UPO is exercisable at $11.50 per unit (for an aggregate exercise price of $3,967,362), beginning on the consummation of our initial business combination. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, and expires on June 9, 2025.

After deducting the underwriting discounts, offering expenses, and commissions from the IPO and the sale of the Private Units, a total of $58,647,960 was deposited into a trust account (the “Trust Account”), and the remaining $432,822 of the net proceeds were outside of the Trust Account and made available to be used for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In accordance with MCAC’s Amended and Restated Certificate of Incorporation, the amounts held in the Trust Account could only be used by the Company upon the consummation of a business combination, except that there could be released to MCAC, from time to time, any interest earned on the funds in the Trust Account that it may need to pay its tax obligations.

On February 10, 2021, the Company consummated the Business Combination (as defined below), pursuant to which the Company acquired Playboy Enterprises, Inc. (“Playboy”) (the acquisition is referred to herein as the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated September 30, 2020, between the Company, MCAC Merger Sub Inc. (“Merger Sub”), Playboy and Suying Liu, Merger Sub merged with and into Playboy, with Playboy surviving the merger as a direct, wholly-owned subsidiary of the Company, and in connection therewith the Company changed its name from Mountain Crest Acquisition Corp to PLBY Group, Inc. (the “Merger”).

In connection with the Business Combination, MCAC entered into subscription agreements, each dated as of September 30, 2020 (the “Subscription Agreements”), with certain institutional and accredited investors (collectively, the “PIPE Investors”), pursuant to which MCAC issued and sold to the PIPE Investors, in a private placement closed immediately prior to the closing of the Business Combination, 5,000,000 shares of common stock (the “PIPE Shares”) at $10.00 per share, for an aggregate purchase price of $50,000,000 (the “PIPE”) to be used by the Company following the consummation of the Business Combination.

At the Closing and pursuant to the Merger Agreement, MCAC (i) issued an aggregate of 20,916,812 shares of common stock to existing stockholders of Playboy, (ii) assumed Playboy options exercisable for an aggregate of 3,560,541 shares of common stock at a weighted average exercise price of $5.61 and (iii) assumed the obligation to issue shares in respect of terminated Playboy restricted stock units for an aggregate of 2,045,634 shares of common stock to be settled approximately one year following the Closing.

Upon the consummation of the Business Combination, Craig-Hallum Capital Group LLC and Roth Capital Partners LLC each received 100,000 shares of common stock (the “Advisory Shares”) as compensation for advisory services rendered to MCAC, including in their role as placement agents in the PIPE investment pursuant to an agreement, dated July 22, 2020, which was subsequently amended to join Roth Capital Partners, LLC on September 30, 2020. The services were completed as of September 30, 2020.

In connection with the Business Combination, 8,824 shares of common stock were redeemed at a per share price of approximately $10.21 on February 10, 2021. Upon the Closing, the Company had 33,560,980 shares of common stock outstanding. Following the Closing, our common stock began trading on the Nasdaq Global Market (“Nasdaq”) under the new trading symbols of “PLBY” on February 11, 2021.

Further information regarding the Business Combination and the Company is set forth in (i) the Company’s Definitive Proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 21, 2021 (the “Proxy Statement”) and (ii) the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021.

Except as otherwise expressly provided below, this report does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

Employees

As of December 31, 2020 and prior to the Business Combination, MCAC had two executive officers. These individuals were not obligated to devote any specific number of hours to our matters, but they intended to devote as much of their time as they deemed necessary to our affairs until we completed an initial Business Combination. MCAC had no full-time employees prior to the completion of the Business Combination.

Available Information

Our investor relations website address is www.plbygroup.com. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s website is located at http://www.sec.gov.

Item 1A. Risk Factors.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. Unless the context otherwise requires, all references in this subsection to the “Company,” “we”, “us” or “our” refer to PLBY Group, Inc. and its consolidated subsidiaries following the Business Combination, which was completed on February 10, 2021, other than certain historical information which refers to the business of Playboy prior to the consummation of the Business Combination.

Summary of Risk Factors

We have in the past been adversely affected by certain of, and may in the future be materially and adversely affected by, the following risks:

•	our ability to maintain the value and reputation of the Playboy brand;

•	operating in highly competitive industries;

•	our ability to anticipate changes in the market for our adult oriented products and rapidly adapt;

•	our ability to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights;

•	our ability to identify, fund investment in and commercially exploit new technology;

•	negative publicity, lawsuits and boycotts as a result of our business involving the provision of sexually explicit content;

•	the refusal of companies upon which we rely for products and services to do business with us because some of our products contain adult content;

•	various taxation related risks in multiple jurisdictions;

•	potential systems failures in our digital operations;

•	our exposure to data security and privacy risks;

•	compliance with government regulations;

•	challenges relating to operations and expansion outside of the U.S.;

•	adverse results in litigation;

•	our ability to attract and retain key employees and hire qualified management and personnel;

•	difficulties in making strategic acquisitions on economically acceptable terms;

•	integration risks from significant future acquisitions;

•	our debt and other financial obligations;

•	the demand for our products;

•	the COVID-19 (as defined below) pandemic;

•	global economic conditions;

•	our ability to manage the various licensing and selling models in our operations;

•	the concentration of a substantial portion of our licensing revenue with a limited number of licensees and retail partners;

•	our dependence on third parties to help operate certain aspects of our e-commerce business;

•	increasing competition for and changing dynamics in the marketplace for our adult content products;

•	our ability to maintain our agreements with multiple system operators and direct-to-home operators on favorable terms;

•	shifts in consumer behavior as a result of technological innovations and changes in the distribution of content;

•	our ability to meet the listing requirements to be listed on the Nasdaq Stock Market and maintain the listing of our securities in the future;

•	the potential utilization of exemptions from certain Nasdaq requirements as a result of our status as a controlled company within the meaning of the Nasdaq rules;

•	the benefits from the Business Combination; and

•	the reduced reporting requirements as a result of our status as an emerging growth company.

General Risks Related to Our Business and Industry

Our success depends on our ability to maintain the value and reputation of the Playboy brand.

Our success depends on the value and reputation of the Playboy brand. The Playboy name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product, and customer experience.

We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand and reputation could be adversely affected if we fail to achieve these objectives, if our public image was to be tarnished by negative publicity, which could be amplified by social media, if we fail to deliver innovative and high-quality products and experiences acceptable to our customers, or if we face or mishandle a product recall.

We license our brand to third parties to use in connection with various goods and services, subject to our approval. Our financial condition could be negatively impacted if any such third parties use our brand in a manner that adversely reflects on Playboy or our brand.

Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful, the value of our brand may be harmed. Any harm to our brand and reputation could have a material adverse effect on our financial condition.

Our businesses operate in highly competitive industries.

The sexual wellness, lifestyle experiences, apparel and accessories, and beauty and grooming industries in which we operate are highly competitive. The ability of our businesses to compete in each of these industries successfully depends on a number of factors, including our ability to consistently supply high quality and popular content and products, adapt to new technologies and distribution platforms, maintain our brand reputation and produce new and successful products and content. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Additionally, many of our competitors, including large entertainment and media enterprises and apparel and beauty retailers, have greater financial and human resources than we do. We cannot assure you that we can remain competitive with companies that have greater resources or that offer alternative entertainment or product offerings.

The market for our adult oriented products is changing rapidly, and unless we are able to anticipate these changes and rapidly adapt, we will lose market share.

Online usage is changing rapidly as technological advancements allow the deployment of more advanced and interactive multimedia product offerings and the Internet and mobile device usage have resulted in new digital distribution channels. As a result, we have to rapidly develop new business models, products and distribution models that will allow us to otherwise capitalize on our large library of titles that we own and license as well as our product offerings.

Unless we are able to effectively modify our business model to compete with the products offered digitally on the Internet or elsewhere, our market share, revenues and profits from our product offerings could decrease. Although we are currently developing new products and seeking potential acquisition targets, no assurance can be given that we will remain competitive in the rapidly changing adult entertainment marketplace or the other industries we compete in. Our future success will depend, in part, on our ability to adapt to rapidly changing technologies, to enhance existing product offerings and to develop and introduce a variety of new products to address changing demands of our consumers.

If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights, our ability to compete could be negatively impacted.

Our intellectual property rights, particularly our trademarks in the Playboy name and Rabbit Head Design, are valuable assets of our business and are critical to our success, growth potential and competitive position. Although certain of the intellectual property we use is registered in the U.S. and in many of the foreign countries in which we operate, there can be no assurances with respect to the continuation of such intellectual property rights, including our ability to further register, use or defend key current or future trademarks. Further, applicable law may provide only limited and uncertain protection, particularly in emerging markets, such as China.

Furthermore, we may not apply for, or be unable to obtain, intellectual property protection for certain aspects of our business. Third parties have in the past, and could in the future, bring infringement, invalidity, co-inventorship, re-examination, opposition or similar claims with respect to our current or future intellectual property. Any such claims, whether or not successful, could be costly to defend, may not be sufficiently covered by any indemnification provisions to which we are party, divert management’s attention and resources, damage our reputation and brands, and substantially harm our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.

In addition, third parties may distribute and sell counterfeit (or grey market) versions of our products, which may be inferior or pose safety risks and could confuse consumers or customers, which could cause them to refrain from purchasing our brands in the future or otherwise damage our reputation. The presence of counterfeit versions of our products in the market and of prestige products in mass distribution channels could also dilute the value of our brands, force us and our distributors to compete with heavily discounted products, cause us to be in breach of contract (including license agreements), impact our compliance with distribution and competition laws in jurisdictions including the E.U. and China, or otherwise have a negative impact on our reputation and business, prospects, financial condition or results of operations.

In order to protect or enforce our intellectual property and other proprietary rights, we may initiate litigation or other proceedings against third parties, such as infringement suits, opposition proceedings or interference proceedings. Any lawsuits or proceedings that we initiate could be expensive, take significant time and divert management’s attention from other business concerns, adversely impact customer relations and we may not be successful. Litigation and other proceedings may also put our intellectual property at risk of being invalidated or interpreted narrowly. The occurrence of any of these events may have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.

Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property of third parties.

Our commercial success depends in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties. However, we cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. Moreover, our acquisition targets and other businesses in which we may make strategic investments are often smaller or younger companies with less robust intellectual property clearance practices, and we may face challenges on the use of their trademarks and other proprietary rights.

If we are found to be infringing, misappropriating or otherwise violating a third-party trademark, patent, copyright or other proprietary rights, we may need to obtain a license, which may not be available in a timely manner on commercially reasonable terms or at all, or redesign or rebrand our products, which may not be possible or result in a significant delay to market or otherwise have an adverse commercial impact. We may also be required to pay substantial damages or be subject to a court order prohibiting us and our customers from selling certain products or engaging in certain activities, which could therefore have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.

Any inability to identify, fund investment in and commercially exploit new technology could have a material adverse impact on our business, financial condition or results of operations.

We are engaged in businesses that have experienced significant technological changes over the past several years and are continuing to undergo technological changes. Our ability to implement our business plan and to achieve the results projected by management will depend on management’s ability to anticipate technological advances and implement strategies to take advantage of future technological changes. Any inability to identify, fund investment in and commercially exploit new technology or the commercial failure of any technology that we pursue, such as Internet and mobile, could result in our businesses becoming burdened by obsolete technology and could have a material adverse impact on our business, financial condition or results of operations.

Our business involves the provision of sexually explicit content which can create negative publicity, lawsuits and boycotts.

We are engaged in the business of providing adult-oriented, sexually explicit products worldwide. Many people regard our primary business as unwholesome. Various national and local governments, along with religious and children’s advocacy groups, consistently propose and enact legislation to restrict the provision of, access to, and content of such entertainment. These groups also often file lawsuits against providers of adult entertainment, encourage boycotts against such providers and mount negative publicity campaigns. In this regard, some of our distribution outlets and advertisers, have from time-to-time been the target of groups who seek to limit the availability of our products because of their content. We expect to continue to be subject to these activities.

The adult-oriented content of our websites may also subject us to obscenity or other legal claims by third parties. We may also be subject to claims based upon the content that is available on our websites through links to other sites and in jurisdictions that we have not previously distributed content in. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our websites and other distribution channels and/or their availability in various geographic areas, which could negatively impact their ability to generate revenue.

In addition, some investors, investment banks, market makers, lenders and others in the investment community may refuse to participate in the market for our common stock, financings or other activities due to the nature of our adult business. These refusals may negatively impact the value of our common stock and our opportunities to attract market support.

Companies providing products and services on which we rely may refuse to do business with us because some of our products contain adult content.

Some companies that provide products and services we need may be concerned that associating with us could lead to their becoming the target of negative publicity campaigns by public interest groups and boycotts of their products and services. As a result of these concerns, these companies may be reluctant to enter into or continue business relationships with us. There can be no assurance that we will be able to maintain our existing business relationships with the companies, domestic or international, that currently provide us with services and products. Our inability to maintain such business relationships, or to find replacement service providers, would materially adversely affect our business, financial condition and results of operations. We could be forced to enter into business arrangements on terms less favorable to us than we might otherwise obtain, which could lead to our doing business with less competitive terms, higher transaction costs and more inefficient operations than if we were able to maintain such business relationships or find replacement service providers.

If we are unable to advertise on certain platforms because of our brand or products, our business would be harmed.

Some companies that operate websites and offline media, including search engines and social media platforms, on which we would like to advertise our products, and provide direct purchasing capabilities, may be reluctant or refuse to allow such advertising due to the adult nature of certain of our products and the history of our brand. Our inability to advertise on such platforms would make it more difficult for us to reach a broad audience, which could limit sales of our products, and the reduce the value of our brand. Our existing competitors, as well as potential new competitors, may not face such obstacles and be able to undertake more extensive marketing campaigns and reach a broader consumer base, making it more difficult for Playboy to compete with them with similar products.

If we are unable to generate revenues from advertising and sponsorships our future growth may be harmed.

If companies perceive Playboy.com or any of our other free websites to be limited or ineffective advertising mediums, they may be reluctant to advertise in our products or to be our sponsors. Our ability to generate significant advertising and sponsorship revenues depends upon several factors, including, among others, the following:

•	our ability to maintain a large, demographically attractive subscriber base for Playboy.com and any of our other free websites;

•	our ability to offer attractive advertising rates;

•	our ability to attract advertisers and sponsors; and

•	our ability to provide effective advertising delivery and measurement systems.

Our potential advertising revenues are also dependent on the level of spending by advertisers, which is impacted by a number of factors beyond our control, including general economic conditions, changes in consumer purchasing and viewing habits and changes in the retail sales environment. Our existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources than we do. These companies may be able to undertake more extensive marketing campaigns, adopt aggressive advertising pricing policies and devote substantially more resources to attracting advertising customers.

We have experienced seasonality in our revenues, which may result in volatility in our earnings.

While we receive revenue throughout the year, our businesses do experience seasonality. For example, our consumer brand licensing business under our consumer business experiences higher receipts in its first and third fiscal quarters due to the licensing fee structure in its licensing agreements which typically require advance payment of such fees during these quarters, and our direct-to-consumer business typically experiences higher sales in the fourth quarter due to the U.S. holiday season, including Halloween. To the extent that we continue to experience seasonality after the Business Combination, this may result in volatility in our earnings.

We will have a significant amount of intangible assets, including our trademarks, recorded on our consolidated balance sheet following the Business Combination. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may be required to record impairments of our intangible assets in the future which could adversely affect our results of operations.

As of December 31, 2020, Playboy’s indefinite-lived intangible assets and goodwill represented $337.2 million, or 81.8% of its total consolidated assets. As a result of the Business Combination, such intangible assets and goodwill will be recorded on our consolidated balance sheets going forward. Under accounting principles generally accepted in the United States, indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. We will review our trademarks for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss, and those decreases or increases could be material.

Our use of certain tax attributes may be limited.

We have significant net operating losses (“NOLs”). A valuation allowance has been provided as of December 31, 2020 which primarily relates to state net operating losses and capital loss carryforwards. As of December 31, 2020, we had federal NOLs available to carryforward to future periods of $180.2 million, which begin expiring in 2027 and we had state and local NOLs available to carryforward to future periods of $99.3 million, which begin expiring in 2021. We have foreign tax credits available to carryforward to future periods of $2.8 million as of December 31, 2020, which expire by 2021. The statute of limitations for tax years 2015 and forward remains open to examination by the major U.S. taxing jurisdictions to which we are subject. In addition, due to the NOL carryforward provision, tax authorities continue to have the ability to adjust the amount of our carryforward. The limitations on the use of the NOLs under Section 382 could affect our ability to offset future taxable income.

We are subject to taxation related risks in multiple jurisdictions.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.

Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

Our digital operations are subject to systems failures.

The uninterrupted performance of our computer systems is critical to the operations of our websites. Our computer systems are located at external third-party sites, and, as such, may be vulnerable to fire, loss of power, telecommunications failures and other similar catastrophes. In addition, we may have to restrict access to our websites to solve problems caused by computer viruses or other system failures. Our customers may become dissatisfied by any disruption or failure of our computer systems that interrupts our ability to provide our content. Repeated system failures could substantially reduce the attractiveness of our websites and/or interfere with commercial transactions, negatively affecting our ability to generate revenues. Our websites must accommodate a high volume of traffic and deliver regularly-updated content. Our sites have, on occasion, experienced slow response times and network failures. These types of occurrences in the future could cause users to perceive our websites as not functioning properly and therefore induce them to frequent websites other than ours. We are also subject to risks from failures in computer systems other than our own because our customers depend on their own Internet service providers for access to our sites. Our revenues could be negatively affected by outages or other difficulties customers experience in accessing our websites due to Internet service providers’ system disruptions or similar failures unrelated to our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our Internet systems or the systems of our customers’ Internet service providers.

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

We rely significantly upon the ability of consumers to access our products through the internet. If network operators block, restrict or otherwise impair access to our products over their networks, our business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our membership acquisition and retention could be negatively impacted. Furthermore, to the extent network operators create tiers of internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

Most network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming. As such, many network operators have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted. The extent to which these incentives limit operator behavior differs across markets.

We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.

Online security breaches could materially adversely affect our business, financial condition or results of operations. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials in particular. In addition to our own sensitive and proprietary business information, we handle transactional and personal information about our consumers and users of our digital experiences, which include online distribution channels and product engagement. In offering products via online payment, we may increasingly rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise or breach the algorithms that we use to protect our customers’ transaction data. If third parties are able to penetrate our network security or otherwise misappropriate confidential information, we could be subject to liability, which could result in litigation. In addition, experienced programmers or “hackers” may attempt to misappropriate proprietary information or cause interruptions in our product offerings that could require us to expend significant capital and resources to protect against or remediate these problems. Increased scrutiny by regulatory agencies, such as the Federal Trade Commission and state agencies, of the use of customer information could also result in additional expenses if we are obligated to reengineer systems to comply with new regulations or to defend investigations of our privacy practices.

In addition, we must comply with increasingly complex and rigorous, and sometimes conflicting, regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018; and California passed the California Consumer Privacy Act (the “CCPA”) which became effective on January 1, 2020. The U.S. Children’s Online Privacy Protection Act (COPPA) also regulates the collection, use and disclosure of personal information from children under 13 years of age. While none of our content is directed at children under 13 years of age, if COPPA were to apply to us, failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations and could result in substantial fines. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR and CCPA) and regulations can be costly and time consuming, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

Customer interaction with our content is subject to our privacy policy and terms of service. If we fail to comply with our posted privacy policy or terms of service or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and harm our business. If regulators, the media or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, and negatively impact our financial condition and damage our business.

We are subject to payment processing risk.

Our customers pay for our products using a variety of different payment methods, including credit and debit cards, gift cards, prepaid cards, direct debit, online wallets and direct carrier and partner billing. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations, including additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operation could be adversely impacted. In certain instances, we leverage third parties such as our cable and other partners to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to transition subscribers or otherwise find alternative methods of collecting payments, which could adversely impact member acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our products. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.

Government regulations could adversely affect our business, financial condition or results of operations.

Our businesses are regulated by governmental authorities in the countries in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. Regulation relates to, among other things, licensing, access to satellite transponders, commercial advertising, subscription rates, foreign investment, Internet gaming, use of confidential customer information and content, including standards of decency/obscenity. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and/or exposing us to significant liabilities. While we are not able to reliably predict particular regulatory developments that could affect us adversely, those regulations related to adult content, the Internet, consumer products and commercial advertising illustrate some of the potential difficulties we face.

Adult content.   Regulation of adult content could prevent us from making our content available in various jurisdictions or otherwise have a material adverse effect on our business, financial condition or results of operations. The governments of some countries, such as China and India, have sought to limit the influence of other cultures by restricting the distribution of products deemed to represent foreign or “immoral” influences. Regulation aimed at limiting minors’ access to adult content could also increase our cost of operations and introduce technological challenges, such as by requiring development and implementation of age verification systems. U.S. government officials could amend or construe and seek to enforce more broadly or aggressively the adult content recordkeeping and labeling requirements set forth in 18 U.S.C. Section 2257 and its implementing regulations in a manner that is unfavorable to our business.

Internet.   Various governmental agencies are considering a number of legislative and regulatory proposals that may lead to laws or regulations concerning various aspects of the Internet, including online content, intellectual property rights, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Regulation of the Internet could materially adversely affect our business, financial condition or results of operations by reducing the overall use of the Internet, reducing the demand for our products or increasing our cost of doing business.

Consumer products.   Any attempts to limit or otherwise regulate the sale or distribution of certain consumer products sold by our licensees could materially adversely affect our business, financial condition or results of operations.

We are subject to risks resulting from our operations outside the U.S., and we face additional risks and challenges as we continue to expand internationally.

The international scope of our operations may contribute to volatile financial results and difficulties in managing our business. For the years ended December 31, 2020 and 2019, we derived approximately 52% and 77% of our consolidated revenues from countries outside the U.S., respectively. Our international operations expose us to numerous challenges and risks, including, but not limited to, the following:

•	adverse political, regulatory, legislative and economic conditions in various jurisdictions;
•	costs of complying with varying governmental regulations;
•	fluctuations in currency exchange rates;
•	difficulties in developing, acquiring or licensing programming and products that appeal to a variety of audiences and cultures;
•	scarcity of attractive licensing and joint venture partners;
•	the potential need for opening and managing distribution centers abroad; and
•	difficulties in protecting intellectual property rights in foreign countries.

In addition, important elements of our business strategy, including capitalizing on advances in technology, expanding distribution of our products and content and leveraging cross-promotional marketing capabilities, involve a continued commitment to expanding our business internationally. This international expansion will require considerable management and financial resources.

We cannot assure you that one or more of these factors or the demands on our management and financial resources would not harm any current or future international operations and our business as a whole.

We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.

From time to time, we are involved in litigation and other proceedings and litigation arising in the ordinary course of business, such as the matters described in “Item 3—Legal Proceedings” of this Annual Report on Form 10-K. Defending these claims, even those without merit, could cause us to incur significant legal expenses and divert financial and management resources. These claims could also result in significant settlement amounts, damages, fine or other penalties. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, an adverse resolution of any lawsuit or claim against us could negatively impact our reputation and our brand image and could have a material adverse effect on our business.

In addition, we rely on our employees, consultants and sub-contractors to conduct our operations in compliance with applicable laws and standards. Any violation of such laws or standards by these individuals, whether through negligence, harassment, discrimination or other misconduct, could result in significant liability for us and adversely affect our business. For example, negligent operations by employees could result in serious injury or property damage, and sexual harassment or racial and gender discrimination could result in legal claims and reputational harm.

If we are unable to attract and retain key employees and hire qualified management and personnel our ability to compete could be harmed.

We believe that our ability to successfully implement our business strategy and to operate profitably depends, in part, on our ability to retain our key personnel. If key personnel become unable or unwilling to continue in their present positions, our business, financial condition or results of operations could be materially adversely affected. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel.

Competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition and results of operations.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee the success with respect to any acquisition we may consummate. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage the Company, which will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that the Company will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

Our expansion into new products, technologies, and geographic regions subjects us to additional risks.

We may have limited or no experience in our newer market segments, and our customers may not adopt our product or content offerings. These offerings, which can present new and difficult technology and regulatory challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products, or content could result in the value of those investments being written down or written off.

We expect to incur transaction costs in connection with our acquisitions.

We have incurred and expect to continue to incur significant costs and expenses in connection with past and future acquisitions, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, litigation defense costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with our acquisitions. There are many factors beyond our control that could affect the total amount or timing of the integration and implementation expenses. These costs and expenses could reduce the benefits and income we expect to achieve from our acquisitions.

We may, in the future, require additional capital to help fund all or part of potential acquisitions. If, at the time required, we do not have sufficient cash to finance those additional capital needs, we will need to raise additional funds through equity and/or debt financing. We cannot guarantee that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and is either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion plans. In addition, any additional financing we undertake could impose additional covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

The officers, directors or other key personnel of an acquisition candidate may resign upon completion of such an acquisition. The loss of a target’s key personnel could negatively impact the operations and profitability of our post-acquisition business.

The role of an acquisition candidate’s key personnel upon the completion of an acquisition cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following an acquisition, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider an acquisition outside of our management’s areas of expertise if an acquisition candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular acquisition candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an acquisition candidate.

In pursuing selective acquisitions, we may incur various costs and liabilities and we may never realize the anticipated benefits of the acquisitions.

If appropriate opportunities become available, we may acquire businesses, products or technologies that we believe are strategically advantageous to us. Transactions of this sort could involve numerous risks, including:

•	unforeseen operating difficulties and expenditures arising from the process of integrating any acquired business, product or technology, including related personnel;
•	diversion of a significant amount of management’s attention from the ongoing development of our business;
•	dilution of existing stockholders’ ownership interest in us;
•	incurrence of additional debt;
•	exposure to additional operational risk and liability, including risks arising from the operating history of any acquired businesses;
•	entry into markets and geographic areas where we have limited or no experience;
•	loss of key employees of any acquired companies;
•	adverse effects on our relationships with suppliers and customers; and
•	adverse effects on the existing relationships of any acquired companies, including suppliers and customers.

Furthermore, we may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms favorable or acceptable to us or at all.

When we acquire businesses, products or technologies, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks. We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company. As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company, including violations of decency laws. Although we generally attempt to seek contractual protections, such as representations and warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs. Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the scope, duration or amount of the seller’s indemnification obligations.

Our acquisitions may result in disruptions in our business and diversion of management’s attention.

Any acquisitions will require the integration of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Such acquisitions may disrupt our operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and partners. We may also incur debt or issue equity securities to pay for any future acquisitions. These issuances could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization, or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired business, products or persons with existing operations, we may not receive the benefits of the acquisitions, and our revenues and stock trading price may decrease.

We may not realize all of the anticipated benefits of our acquisitions or those benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of our acquisitions depends, to a large extent, on our ability to implement changes to acquired businesses in a manner that facilitates growth opportunities and realizes anticipated synergies. We will be required to devote significant management attention, resources and costs to realigning the business practices and operations of acquired businesses to our brand management model. We generally expect to benefit from operational synergies from our acquisitions resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and market integration. However, this process may preclude or impede realization of the benefits expected from acquisitions and could adversely affect current revenues and investments in future growth, which could adversely affect our results of operations. We cannot be certain that we will not be required to implement further realignment activities, make additions or other changes to our workforce based on other cost reduction measures or changes in the markets and industry in which we compete. In addition, future business conditions and events may impact our ability to continue to realize any benefits of these initiatives. If we are not able to successfully achieve these objectives, the anticipated benefits of our acquisitions may not be realized fully or at all or may take longer to realize than expected.

Any future acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.

Future acquisitions may not be accretive to our earnings per share. Our expectations regarding the timeframe in which a potential acquisition may become accretive to our earnings per share may not be realized. In addition, we could fail to realize all of the benefits anticipated in a potential acquisition or experience delays or inefficiencies in realizing such benefits. Such factors could, combined with the potential issuance of shares of our common stock in connection with a potential acquisition, result in such acquisition being dilutive to our earnings per share, which could negatively affect the market price of our common stock.

The terms of our credit facility impose restrictions on us that may affect our ability to successfully operate our business.

Our credit facility contains covenants that limit our actions. These covenants could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. The covenants restrict our ability to, among other things:

•	incur or guarantee additional indebtedness;
•	make loans and investments;
•	enter into agreements restricting our subsidiaries’ abilities to pay dividends;
•	create liens;
•	sell or otherwise dispose of assets;
•	enter new lines of business;
•	merge or consolidate with other entities; and
•	engage in transactions with affiliates.

The credit facility also contains financial covenants requiring us to maintain specified minimum net worth and interest coverage ratios.

Our ability to comply with these covenants and requirements may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply.

A variety of uncontrollable events may reduce demand for our products, impair our ability to provide our products or increase the cost of providing our products.

Demand for our products can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions arising from short-term weather patterns or long-term change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, tsunamis and earthquakes); health concerns, such as pandemics; international, political or military developments; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products or to obtain insurance coverage with respect to these events. An incident that affected our property directly would have a direct impact on our ability to provide products and content. Moreover, the costs of protecting against such incidents reduces the profitability of our operations.

In addition, we derive affiliate fees and royalties from the distribution of our programming, sales of our licensed goods and services by third parties, and the management of businesses operated under brands licensed from us, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of those third parties, the profitability of one or more of our businesses could be adversely affected.

We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss and we may experience material losses not covered by our insurance.

Our financial condition and results of operations have been and are expected to continue to be adversely affected by the coronavirus pandemic.

A novel strain of coronavirus (“COVID-19”) was first identified in China in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, this pandemic and preventative measures taken to contain or mitigate the pandemic have caused, and are expected to continue to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets, both globally and in the United States. These events have led to and could continue to lead to a decline in discretionary spending by consumers, and in turn materially impact, our business, sales, financial condition and results of operations. We may experience a negative impact on our sales, operations and financial results, and we cannot predict the degree to, or the time period over, which our sales, operations and financial results will continue to be subject to risk by the pandemic and preventative measures. Risks presented by the COVID-19 pandemic include, but are not limited to:

•	Deterioration in economic conditions in the United States and globally, including China;
•	Reduced consumer demand for our products as consumers seek to reduce or delay discretionary spending in response to the impacts of COVID-19, including as a result of a rise in unemployment rates and diminished consumer confidence;

•	Decreased retail traffic as a result of store closures, reduced operating hours, social distancing restrictions and/or changes in consumer behavior;
•	The risk that any safety protocols in our facilities will not be effective or not be perceived as effective, or that any virus-related illnesses will be linked or alleged to be linked to such facilities, whether accurate or not;
•	Incremental costs resulting from the adoption of preventative measures, including providing facial coverings and hand sanitizer, rearranging operations to follow social distancing protocols, conducting temperature checks and undertaking regular and thorough disinfecting of surfaces;
•	Inventory shortages caused by a combination of increased demand for our products and longer lead-times in the manufacturing and delivery of our products, due to work restrictions related to COVID-19, import/export conditions such as port congestion, and local government orders;
•	Disruption to our distribution centers and our third-party manufacturing partners and other vendors, including through the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures;
•	Bankruptcies or other financial difficulties facing our wholesale customers or licensing partners, which could cause them to be unable to make or delay making payments to us, or result in cancellation or reduction of their orders or licensing agreements;
•	Operational risk, including but not limited to cybersecurity risks, as a result of extended workforce remote work arrangements, and restrictions on employee travel;
•	Impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs. These supply chain effects may have an adverse effect on our ability to meet consumer demand, including digital demand, and could result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses;
•	Disruption to our operations if a large number of our employees and/or a subset of our key employees and executives are impacted by COVID-19, which could negatively impact our ability to continue to operate effectively; and
•	Significant disruption of and volatility in global financial markets, which could have a negative impact on our ability to access capital in the future.

We continue to monitor the latest developments regarding the pandemic and have made certain assumptions regarding the pandemic for purposes of our operating, financial and tax planning projections, including assumptions regarding the duration and severity of the pandemic and the global macroeconomic impacts of the pandemic. However, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition due to the uncertainty of future developments. In particular, we believe the ultimate impacts on our business, results of operations, cash flows and financial condition will depend on, among other things, the further spread and duration of COVID-19, third party or governmental actions taken to contain its spread and mitigate its public health effects the requirements to take action to help limit the spread of the illness, the availability, safety and efficacy of a vaccine and treatments for COVID-19 and the economic impacts of the pandemic. Even in those regions where we are beginning to experience business recovery, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations. The pandemic may also affect our business, operations or financial condition in a manner that is not presently known to us or that we currently do not consider to present significant risks.

In addition, the impact of COVID-19 may also exacerbate other risks discussed in this “Risk Factors” section, which could have a material effect on us.

Global economic conditions could have a material adverse effect on our business, operating results and financial condition.

The uncertain state of the global economy continues to impact businesses around the world. If global economic and financial market conditions further deteriorate or do not improve, the following factors could have a material adverse effect on our business, operating results and financial condition:

•	Our sales are impacted by discretionary spending by consumers. Declines in consumer spending may result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts and lower gross margins.
•	In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so.
•	We conduct transactions in various currencies, which creates exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition.

•	As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending.
•	Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton or petroleum derivatives) could have a material adverse effect on our costs, gross margins and profitability.
•	If retailers of our products experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.
•	If retailers of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively impact the sale of our products to consumers.
•	Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, including lifestyle experiences such as casino gaming, and lower spending on sexual wellness, apparel or beauty products. As a result, we cannot ensure that demand for our offerings will remain constant.

If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.

In particular, since we derived in 2019 and 2020, and expect to continue to derive, a significant portion of our revenue from China, our business development plans, results of operations and financial condition may be materially adversely affected by significant political, social and economic developments in China. A slowdown in economic growth in China, such as due to the outbreak of the COVID-19 pandemic could adversely impact our licensees in China, prospective customers, suppliers, distributors and partners of our licensees in China, which could have a material adverse effect on our results of operations and financial condition. In addition, a deterioration in trade relations between the U.S. and China or other countries, or the negative perception of U.S. brands by Chinese or other international consumers, could have a material adverse effect on our results of operations and financial condition. There is no guarantee that economic downturns, any further decrease in economic growth rates or an otherwise uncertain economic outlook in China will not persist in the future, that they will not be protracted or that governments will respond adequately to control and reverse such conditions, any of which could materially and adversely affect our business, financial condition and results of operations.

Additional Risks Related to Our Licensing and Direct-to-Consumer Businesses

We utilize various licensing and selling models in our operations, and our success is dependent on our ability to manage these different models.

In addition to the licensing model, we operate online and brick-and-mortar retail stores and we produce and sell directly to customers. Although we believe these various models could have certain benefits, these models could themselves be unsuccessful and our beliefs could turn out to be wrong. Moreover, our pursuit of these different models could divert management’s attention and other resources, including time and capital. As a result, our future success depends in part on our ability to successfully manage these multiple models. If we are unable to do so, our performance, financial condition and prospects could be materially harmed.

Risks that impact our business as a whole may also impact the success of our direct-to-consumer, or DTC, business.

We may not successfully execute on our DTC strategy (which includes our online and brick-and-mortar retail platforms). Consumers may not be willing to pay for an expanding set of DTC products, potentially exacerbated by an economic downturn. Government regulation, including revised foreign content and ownership regulations, may impact the implementation of our DTC business plans. Poor quality broadband infrastructure in certain markets may impact our customers’ access to our DTC products and may diminish our customers’ experience with our DTC products. These and other risks may impact the profitability and success of our DTC businesses.

A new agency relationship for our consumer brands licensing business may not ultimately be successful.

We currently engage an agency to act as our global products licensing agent. In the event we need to engage a new agency to act as our global products licensing agent, the transition from the current licensing agent to a new global products licensing agent may be subject to delays, as the new global agent may lack institutional knowledge of our consumer brand licensing business, and there may be unanticipated issues arising from the new relationship and the transition. The failure of our global agent to find or maintain revenue-enhancing licensing opportunities for the business could have an adverse impact on the revenue and cash flows of our consumer business.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of a licensee or retail partner could materially decrease our revenue and cash flows.

Our licensing revenues are concentrated with a limited number of licensees and retail partners. For instance, the five largest license agreements in our consumer brands licensing business comprised 32% of consolidated revenues in year ended December 31, 2020, and the largest contributed 15% of consolidated revenues during that period. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of these licensees were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreements, or to significantly reduce its sales of licensed products under any agreement, our revenue and cash flows could be reduced substantially, which could have a material adverse effect on our financial condition, results of operations or business.

Our wholesale licensing arrangements subject us to a number of risks.

We have entered into several arrangements in connection with our licensing strategy. Although we believe our licensing arrangements may have certain benefits, these arrangements are subject to a number of risks and our beliefs could turn out to be wrong. If any of these risks occur and we do not achieve the intended or expected benefits of our licensing strategy, our results of operations, and financial condition could be materially adversely affected.

The terms of our licensing arrangements vary. These different terms could have a material impact on our performance. These effects on our performance could become increasingly significant in future periods, to the extent our new licensees gain traction over time with new retailers and consumer bases and the proportion of our royalty revenues from these licensees increases, or if we pursue similar arrangements in the future.

Additionally, in licensing arrangements, we have limited ability to control various aspects of the manufacturing process, including access to raw materials, the timing of delivery of finished products, the quality of finished products and manufacturing costs. Our licensees may not be able to produce finished products of the quality or in the quantities that are sufficient to meet retailer and consumer demand in a timely manner or at all, which could result in an inability to generate revenues from any such products and loss of confidence in our brands. Interruptions or delays in the manufacturing process can occur at any time and for a variety of reasons, many of which are outside our control, including, among others, unforecasted spikes in demand, shortages of raw materials, labor disputes, backlogs, insufficient devotion of resources to the manufacture of products bearing our brands, or problems that may arise with manufacturing operations or facilities or our licensees’ businesses generally. On the other hand, our licensees may produce inventory in excess of retailer and consumer demand, in which case over-supply may cause retail prices of products bearing our brands to decline. Further, we compete with other brand owners for the time and resources of our licensees, which could curtail or limit our ability to engage new or maintain relationships with existing licensee partners on acceptable terms or at all. Further, the unplanned loss of any of our wholesale licensees could lead to inadequate market coverage for retail sales of products bearing our brands, create negative impressions of us and our brands with retailers and consumers, and add downward pricing pressure on products bearing our brands as a result of liquidating a former wholesaler’s inventory of such products. The occurrence of any of these risks could adversely impact our reputation, performance and financial condition.

We rely on the accuracy of our licensees’ sales reports for reporting and collecting our royalty revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported or collected.

Most of our licensing royalty revenues are generated from retailers that manufacture and sell products bearing our brands in their stores and on their websites, and from wholesalers that manufacture and distribute products bearing our brands and sell these products to retailers. In addition, we generate revenues from licensees that sell products that we have developed and designed. Under our existing agreements, our licensees pay us fees based on their sales of products or, for some of our wholesale licensees, based on their manufacturing costs. As a result, we rely on our licensees to accurately report their sales or costs in collecting our license and design fees, preparing our financial reports, projections and budgets and directing our sales and marketing efforts. Although all of our agreements permit us to audit our licensees, if any of them understate their sales or costs, we may not collect and recognize the royalty revenues to which we are entitled on a timely basis or at all, or we may endure significant expense to obtain compliance.

The failure of licensees to adequately produce, market, import and sell products bearing Playboy’s trademarks in their license categories, continue their operations, renew their license agreements or pay their obligations under their license agreements could result in a decline in the results of operations of our business.

A significant part of our revenues depends on royalty payments made to us pursuant to license agreements. Although the license agreements for our trademarks usually require the advance payment of a portion of the license fees and, in most cases, provide for guaranteed minimum royalty payments to us, the failure of licensees to satisfy their obligations under these agreements, or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or the decision to amend such agreements to reduce the guaranteed minimum royalty payments or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue.

There can be no assurances that we will not lose the licensees under our license agreements due to their failure to exercise the option to renew or extend the term of those agreements or the cessation of their business operations (as a result of their financial difficulties or otherwise) without equivalent options for replacement. Any of such failures could reduce the anticipated revenue stream to be generated by the license agreements. In addition, the failure of licensees to meet their production, manufacturing and distribution requirements, or to be able to continue to import goods (including, without limitation, as a result of labor strikes or unrest), could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimum royalty payments) due to us. Any decrease in royalties for any of the above reasons could have a material and adverse effect on our financial condition, results of operations or business.

Further, the failure of licensees and/or their third party manufacturers, which we do not control, to adhere to local laws, industry standards and practices generally accepted in the United States in areas of worker safety, worker rights of association, social compliance, and general health and welfare, could result in accidents and practices that cause disruptions or delays in production and/or substantial harm to the reputation of our trademarks, any of which could have a material adverse effect on the business and financial results of our business. A weak economy or softness in sectors of licensees of our consumer business could exacerbate this risk. This, in turn, could decrease our potential revenues and cash flows.

We rely on third parties to help operate certain aspects of our e-commerce business. If these third parties fail to perform, our business could be harmed.

We are dependent on information technology systems and third parties to operate certain of our e-commerce and subscription websites, process transactions, respond to customer inquiries and maintain cost-efficient operations. The failure of our information technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. Our information technology systems, websites, and operations of third parties on whom we rely, may encounter damage or disruption or slowdown caused by a failure to successfully upgrade systems, system failures, viruses, computer “hackers”, natural disasters, pandemics, or other causes. These could cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of products to our customers or lost sales, which could reduce demand for our products and cause our sales to decline. Any significant disruption in our information technology systems or websites could harm our reputation and credibility and could have a material adverse effect on our business, financial condition, and results of operations.

Our commercial agreements, strategic alliances, and other business relationships expose us to risks.

We provide physical, e-commerce, and omnichannel retail and other products and content to businesses through commercial agreements, strategic alliances, and business relationships. These arrangements are complex and require substantial infrastructure capacity, personnel, and other resource commitments, which may limit the amount of business we can service. We may not be able to implement, maintain, and develop the components of these commercial relationships, which may include web services, fulfillment, customer service, inventory management, tax collection, payment processing, hardware, content, and third-party software, and engaging third parties to perform services. The amount of compensation we receive under certain of our commercial agreements is partially dependent on the volume of the other company’s sales. Therefore, when the other company’s offerings are not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional or alternative commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these products and content if we are unsuccessful in implementing, maintaining, or developing these products and content.

As our agreements terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. We may in the future enter into amendments on less favorable terms or encounter parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

Our present and future e-commerce services agreements, other commercial agreements, and strategic alliances create additional risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	impairment of other relationships;

•	variability in revenue and income from entering into, amending, or terminating such agreements or relationships; and

•	difficulty integrating under the commercial agreements.

Our consumer business is subject to additional risks associated with our international licensees.

Many of the licensees of our consumer business are located outside the U.S. Our consumer business and our licensees face numerous risks in doing business outside the U.S., including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions and other trade barriers; (iii) competition from foreign companies; (iv) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (v) less effective and less predictable protection and enforcement of intellectual property rights; (vi) changes in the political or economic condition of a specific country or region (including, without limitation, as a result of political unrest), particularly in emerging markets or jurisdictions where political events may strongly influence consumer spending; (vii) fluctuations in the value of foreign currency versus the U.S. dollar, the cost of currency exchange and compliance with exchange controls; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause the future international sales of licensees to decline. In addition, the business practices of our consumer business in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act and all other applicable anti-bribery laws, any violation of which could subject us to significant fines, criminal sanctions and other penalties. The occurrence of any of the above risks and uncertainties could result in a material adverse effect on our consumer business’s financial condition, results of operations or business.

We are subject to product liability claims when people or property are harmed by the products we sell or manufacture.

Some of the products we sell or manufacture expose us to product liability or food safety claims relating to personal injury or illness, death, or environmental or property damage, and can require product recalls or other actions. Third parties who sell products using our platforms and stores increase our exposure to product liability claims, such as when these sellers do not have sufficient protection from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Although we impose contractual terms on sellers that are intended to prohibit sales of certain type of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such agreements. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.

Additional Risks Related to Our Digital Subscriptions and Content Business

Free content on the internet and competition from the tube sites is increasing competition for our adult content products and is changing the dynamics of the marketplace for our adult content products.

Demand for our paid adult content products is significantly impacted by the availability of free adult entertainment available on the Internet in general and at the “YouTube-like” adult video sites that are commonly known as “tube sites.” The tube sites feature free adult videos, some of which consist of unlicensed, or pirated, excerpts of professionally produced adult movies (including at times pirated versions of our proprietary videos). The availability of these free adult videos has diminished the demand for our paid video offerings on our proprietary websites, Playboy TV and Playboy Plus, and for our other content products, and has diluted the market presence of our website. The tube sites have materially affected the revenues we generate from our website and other adult content offerings. It is uncertain what affect these tube sites and other free internet adult websites will have on our on-going operations and our future financial results. No assurance can be given that we will be able to effectively compete against the tube sites and other internet products.

Failure to maintain our agreements with multiple system operators, or MSOs, and direct-to-home, or DTH, operators on favorable terms could adversely affect our business, financial condition or results of operations.

We currently have agreements with many of the largest MSOs in the U.S. and internationally. Our agreements with these operators may be terminated on short notice without penalty. If one or more MSOs or DTH operators terminate or do not renew these agreements, or do not renew them on terms as favorable as those of current agreements, our business, financial condition or results of operations could be materially adversely affected.

In addition, competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay platforms, such as general-interest premium channels, and other adult movie pay platforms. We compete with other pay platforms as we attempt to obtain or renew carriage with DTH operators and individual cable affiliates, negotiate fee arrangements with these operators, negotiate for video-on-demand, or VOD, and subscription video-on-demand rights and market our programming through these operators to consumers. The competition with programming providers has intensified as a result of consolidation in the DTH and cable systems industries, which has resulted in fewer, but larger, operators. Competition has also intensified with VOD’s lower cost of entry for programmers compared to linear networks and with capacity constraints disappearing. The impact of industry consolidation, any decline in our access to and acceptance by DTH and/or cable systems and the possible resulting deterioration in the terms of agreements, cancellation of fee arrangements or pressure on margin splits with operators of these systems could adversely affect our business, financial condition or results of operations.

Limits on our access to satellite transponders could adversely affect our business, financial condition or results of operations.

Our cable television and DTH operations require continued access to satellite transponders to transmit programming to cable and DTH operators. Material limitations on our access to these systems or satellite transponder capacity could materially adversely affect our business, financial condition or results of operations. Our access to transponders may also be restricted or denied if:

•	we or the satellite transponder providers are indicted or otherwise charged as a defendant in a criminal proceeding;
•	the Federal Communications Commission issues an order initiating a proceeding to revoke the satellite owner’s authorization to operate the satellite;
•	the satellite transponder providers are ordered by a court or governmental authority to deny us access to the transponder;
•	we are deemed by a governmental authority to have violated any obscenity law; or
•	the satellite transponder providers fail to provide the required services.

In addition to the above, the access of Playboy TV and the Playboy Channel and our other networks to transponders may be restricted or denied if a governmental authority commences an investigation or makes an adverse finding concerning the content of their transmissions. Technical failures may also affect our satellite transponder providers’ ability to deliver transmission services.

There has been a shift in consumer behavior as a result of technological innovations and changes in the distribution of content, which may affect our viewership and the profitability of our content business in unpredictable ways.

Technology and business models in our industry continue to evolve rapidly. Changes to these business models include the increasing presence of streaming platforms and the greater video consumption through time-delayed or time-shifted viewing of television programming through streaming platforms, on-demand platforms, and digital video recorder, or DVRs. Consumer behavior related to changes in content distribution and technological innovation affect our economic model and viewership in ways that are not entirely predictable.

Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors and from streaming platforms, connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Likewise, distributors are offering smaller programming packages known as “skinny bundles,” which are delivered at a lower cost than traditional offerings and sometimes allow consumers to create a customized package of networks, that are gaining popularity among consumers. If our networks are not included in these packages or consumers favor alternative offerings, we may experience a decline in viewership and ultimately the demand for our programming, which could lead to lower distribution and advertising revenues.

In order to respond to changes in content distribution models in our industry, we have invested in, developed and launched DTC products (including our online retail stores). There can be no assurance, however, that our viewers will respond to our DTC products or that our DTC strategy will be successful, particularly given the increase in DTC products on the market. Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.

Our digital content business involves risks of liability claims for media content, which could adversely affect our business, financial condition or results of operations.

As a distributor of media content, we may face potential liability for:

•	defamation;
•	invasion of privacy;
•	negligence;
•	copyright or trademark infringement; and
•	other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against broadcasters, publishers, online providers and other disseminators of media content. We could also be exposed to liability in connection with material available through our websites. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on us. In addition, measures to reduce our exposure to liability in connection with material available through our websites could require us to take steps that would substantially limit the attractiveness of our websites and/or their availability in various geographic areas, which would negatively affect their ability to generate revenues.

Risks Related to the Ownership of Our Common Stock

The Company will be required to meet the listing requirements to be listed on the Nasdaq Stock Market. However, the Company may be unable to maintain the listing of its securities in the future.

If the Company fails to meet the continued listing requirements and Nasdaq delists its securities, the Company could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;
•	a limited amount of news and analyst coverage for the company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The Company is a controlled company within the meaning of the Nasdaq rules, and, as a result, qualifies for exemptions from certain corporate governance requirements that provide protection to stockholders of other companies. To the extent the Company utilizes any of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such requirements. The Company does not currently intend to rely on the exemptions afforded to controlled companies at this time.

So long as more than 50% of the voting power for the election of directors of the Company is held by an individual, a group or another company, the Company will qualify as a “controlled company” under Nasdaq rules. Following the completion of the Business Combination, RT-ICON Holdings LLC, together with its affiliates and its and their successors and assigns (other than the Company and its subsidiaries) (“RT”), controls a majority of the voting power of Company’s outstanding common stock. As a result, the Company is a “controlled company” under Nasdaq rules. Accordingly, the Company is exempt from certain Nasdaq corporate governance requirements, including those that would otherwise require the Company’s board of directors to have a majority of independent directors and require that the Company either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of the Company’s executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. While the Company does not currently intend to rely on any of these exemptions, it will be entitled to do so for as long as the Company is considered a “controlled company,” and to the extent it relies on one or more of these exemptions, holders of the Company’s common stock will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

The market price of the Company’s common stock is likely to be highly volatile, and you may lose some or all of your investment.

The market price of Company’s common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

•	the impact of COVID-19 pandemic on our business;
•	the inability to obtain or maintain the listing of our shares of common stock on Nasdaq;
•	the inability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, and retain our key employees;
•	changes in applicable laws or regulations;

•	risks relating to the uncertainty of our projected financial information; and
•	risks related to the organic and inorganic growth of our business and the timing of expected business milestones.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of the Company’s common stock, regardless of the Company’s actual operating performance.

If the Business Combination’s benefits do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the Business Combination if:

•	We do not achieve the perceived benefits of the acquisition as rapidly as, or to the extent anticipated by, financial or industry analysts; or
•	The effect of the Business Combination on the financial statements is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of decreasing stock prices.

Volatility in the Company’s share price could subject the Company to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If the Company faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm its business.

If securities or industry analysts do not publish research or reports about the Company, or publish negative reports, the Company’s stock price and trading volume could decline.

The trading market for the Company’s common stock will depend, in part, on the research and reports that securities or industry analysts publish about the Company. The Company does not have any control over these analysts. If the Company’s financial performance fails to meet analyst estimates or one or more of the analysts who cover the Company downgrade its common stock or change their opinion, the Company’s stock price would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on the Company, it could lose visibility in the financial markets, which could cause the Company’s stock price or trading volume to decline.

Because the Company does not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

The Company currently anticipates that it will retain future earnings for the development, operation and expansion of its business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of the Company’s shares of common stock would be your sole source of gain on an investment in such shares for the foreseeable future.

We have agreed to register additional shares of our common stock currently held by certain of our stockholders, and the subsequent sale of such shares in the public market may have an adverse effect on the market price of our common stock.

In connection with the Business Combination, we agreed to file a resale registration statement under which we expect to register up to approximately 21,854,261 previously unregistered shares of our common stock held by held by Suying Liu, Dong Liu, Nelson Haight, Todd Milbourn, and Wenhua Zhang, shareholders of Playboy before the Business Combination and certain other securityholders. We expect to file such resale registration statement in April 2021. Once the SEC declares such resale registration statement effective, subject in certain cases to applicable contractual lock-up agreements (including any early release of a portion of the shares covered thereby), such persons will be able to sell all 21,854,261 shares of common stock in the public market. The holder of the UPO will also be able to immediately sell shares issued upon exercise of the UPO pursuant to such registration statement. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock.

Future sales of shares of the Company’s common stock may depress its stock price.

Future sales of a substantial number of the Company’s common stock in the public market, or the perception that such sales might occur, could depress the market price of the Company’s common stock and could impair its ability to raise capital through the sale of additional equity securities.

The Company is an emerging growth company, and the Company cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make its shares less attractive to investors.

The Company is an emerging growth company, as defined in the JOBS Act. For as long as the Company continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company will remain an emerging growth company until the earlier of (1) the date (a) June 9, 2025, (b) in which the Company has total annual gross revenue of at least $1.07 billion or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of shares of the Company’s common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to avail itself of this exemption from new or revised accounting standards and, therefore, the Company will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Even after the Company no longer qualifies as an emerging growth company, it may still qualify as a “smaller reporting company,” which would allow it to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this proxy statement and the Company’s periodic reports and proxy statements.

The Company cannot predict if investors will find its common stock less attractive because the Company may rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for the common stock and its market price may be more volatile.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate headquarters in Los Angeles, California, where we lease and occupy approximately 45,000 square feet of office space. We also lease and occupy approximately 52,000 square feet of combined office and warehouse space in Phoenix, Arizona, housing our inventory management and fulfillment operations. Pursuant to the March 1, 2021 completion of our previously announced acquisition of TLA Acquisition Corp., the parent company of the Lovers family of stores, we also acquired over 28,000 square feet of leased office and warehouse space in Auburn, Washington and 41 retail locations in five states, ranging in size between 1,472 and 15,000 square feet per location.

We believe our properties are suitable for the purposes for which they are being used and fit its needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in additional legal proceedings arising in the ordinary course of our business. Except for the proceedings below, we are not currently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations.

On October 15, 2018, Playboy filed a lawsuit in Los Angeles Superior Court (the “Court”) against its insurer, Indian Harbor Insurance Company (“Indian Harbor”), captioned Playboy Enterprises, Inc. v. Indian Harbor Insurance Company, for breach of contract and breach of the covenant of good faith and fair dealing, and seeking declaratory relief, after Indian Harbor threatened to sue Playboy on an alleged theory of lack of coverage after Indian Harbor paid approximately $4.8 million towards the settlement of claims against Playboy made by Elliot Friedman. Among other things, we are seeking declaratory relief that the underlying claims asserted against Playboy are covered claims under Playboy’s insurance policies with Indian Harbor. On December 14, 2018, Indian Harbor filed its answer to the complaint and filed counterclaims against Playboy for declaratory relief that it has no obligation to provide coverage for the underlying claims and that it is entitled to recoup the amounts it paid in the settlement, with interest. Indian Harbor filed a motion for summary judgment, seeking, among other things, summary adjudication that (1) the insurance policy does not provide coverage because the underlying claim was allegedly first made before the policy period of the policy and (2) that Indian Harbor does not have to provide coverage because Playboy allegedly failed to provide timely notice of the claim. On September 9, 2020, the Court denied Indian Harbor’s motion, in part, ruling as a matter of law that Playboy had properly reported the underlying claim under the correct policy; but granted the motion as to Playboy’s breach of contract and bad faith claims because Indian Harbor ultimately funded the settlement.  Given the Court’s order interpreting the policy and timing of the underlying claim in Playboy’s favor, the parties have agreed to enter into a stipulated judgment in Playboy’s favor to advance the issues for appeal, with Indian Harbor intending to appeal the Court’s decision as to when the underlying claim was first made. We intend to continue to prosecute our claims in this matter and vigorously defend ourselves against Indian Harbor’s counterclaims on appeal.

On January 19, 2021, Lathario Scott filed a purported class action lawsuit against Playboy in Los Angeles Superior Court. Scott alleges that Playboy used software to track his and purported class members’ electronic communications on Playboy’s website (http://www.playboy.com/), including their mouse movements and clicks, information inputted into the site and content viewed on the site, and that such actions violated the Florida Security of Communications Act. Scott seeks to certify a class of persons residing in the State of Florida who visited Playboy’s website and whose electronic communications were tracked without their consent. Plaintiff seeks declaratory and injunctive relief, as well as compensatory, statutory and other damages. On March 18, 2021, the case was removed to the United States District Court for the Central District of California. We believe such claims are without merit and we intend to defend Playboy and the Company vigorously in this matter.

In March 2020, Playboy terminated its license agreement with a licensee, AVS Products, LLC (“AVS”), for AVS’s failure to make required payments to Playboy under the agreement, following notice of breach and an opportunity to cure. AVS manufactured and sold sexual performance enhancement supplements using the PLAYBOY brand. On February 6, 2021, Playboy received a letter from counsel to AVS alleging that the termination of the contract was improper, and that Playboy failed to meet its contractual obligations, preventing AVS from fulfilling its obligations under the license agreement. AVS contends the value of its business has been diminished as a result of the alleged improper termination. Playboy believes the claims are without merit and, if a claim is brought, will defend itself vigorously in this matter. On February 25, 2021, Playboy brought suit against AVS in Los Angeles Superior Court to prevent further unauthorized sales of PLAYBOY branded products and for disgorgement of unlawfully obtained funds.  On March 1, 2021, Playboy also brought a claim in arbitration against AVS for outstanding and unpaid license fees.  To date, AVS has not asserted any counterclaims.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “PLBY”. MCAC’s units, shares of common stock and rights were traded on the Nasdaq Capital Market under the symbols “MCACU”, “MCAC” and “MCACR”, respectively, prior to the consummation of the Business Combination.

Holders

At March 31, 2021, there were 23 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date and MCAC did not pay cash dividends prior to the consummation of the Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, MCAC did not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In November 2019, we issued 100 shares of common stock to certain of our initial stockholders. In January 2020, we declared a share dividend of 21,561.50 shares of common stock for each outstanding share, resulting in 2,156,250 shares of common stock being outstanding. In May 2020, we declared a reverse share dividend of one share of common stock for every 1.5 outstanding shares of common stock, resulting in 1,437,500 shares of common stock being outstanding (the “Insider Shares”), and the aggregate purchase price for the Insider Shares was $25,000, or approximately $0.017 per share. The proceeds from the Insider Shares were used for initial organizational expenses of the Company.

See “Item 1—Business” for disclosure regarding the Private Units, PIPE Shares, securities issued to Playboy stockholders in connection with the Business Combination and Advisory Shares. Other than the Insider Shares and Private Units as disclosed, we did not sell any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the period covered by this Annual Report on Form 10-K. The Insider Shares, Private Units, PIPE Shares, securities issued to Playboy stockholders in connection with the Business Combination and Advisory Shares were not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. No underwriting discounts or commissions were paid with respect to such issuances.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a former blank check company formed under the laws of the State of Delaware on November 12, 2019 for the purpose of effecting a capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

We completed our IPO on June 4, 2020. On February 10, 2021, we consummated the previously announced acquisition of all of the issued and outstanding shares of Playboy, in accordance with the Merger Agreement, by and among MCAC, Merger Sub, Playboy and Suying Liu. As contemplated in the Merger Agreement, Merger Sub merged with and into Playboy with Playboy surviving as a wholly-owned subsidiary of MCAC. In addition, in connection with the closing of the Business Combination, MCAC changed its name to “PLBY Group, Inc.”

Results of Operations

Our only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for the IPO, identifying a target company for the Business Combination and consummating the acquisition of Playboy. We generated non-operating income in the form of interest income on marketable securities held after the IPO and prior to the Business Combination. We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to the Business Combination.

For the year ended December 31, 2020, we had a net loss of $1,061,802 which consisted of operating costs of $1,093,833 offset by interest earned on marketable securities held in the Trust Account of $31,669 and an unrealized gain on marketable securities held in our Trust Account of $362.

For the period from November 12, 2019 (inception) through December 31, 2019, we had net loss of $492, which consisted of operating costs.

Liquidity and Capital Resources

On June 9, 2020, we consummated the IPO of 5,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 321,500 Private Units at a price of $10.00 per Private Unit in a private placement to the Sponsor, generating gross proceeds of $3,215,000.

On June 19, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 749,800 Units and the sale of an additional 33,741 Private Units, generating total gross proceeds of $7,835,410.

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Units, a total of $58,647,960 was placed in the Trust Account. We incurred $4,010,359 in transaction costs, including $1,437,450 of underwriting fees, $2,012,430 of deferred underwriting fees and $560,479 of other offering costs.

For the year ended December 31, 2020 cash used in operating activities was $371,622. Net loss of $1,061,802 was impacted by interest earned on marketable securities held in the Trust Account of $31,669, an unrealized gain on marketable securities held in the Trust Account of $362 and changes in operating assets and liabilities, which provided $722,211 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities in the Trust Account of $58,679,991 (including approximately $32,000 of interest income and unrealized losses).

As a result of and at the Closing of the Business Combination, on February 10, 2021, MCAC acquired all of the outstanding Playboy shares for approximately $381.3 million in aggregate consideration, comprising an aggregate of 20,916,812 shares of common stock to existing stockholders of Playboy, assumed Playboy options exercisable for an aggregate of 3,560,541 shares of common stock at a weighted average exercise price of $5.61, and assumed the obligation to issue shares in respect of terminated Playboy restricted stock units for an aggregate of 2,045,634 shares of common stock to be settled approximately one year following the Closing. As a result of the Business Combination, the Company became obligated with respect to debt of Playboy and its subsidiaries that remained outstanding after the consummation of the Business Combination under its credit agreement, which totaled approximately $158.2 million at the Closing.

As previously announced, on September 30, 2020, concurrently with the execution of the Merger Agreement, MCAC entered into the Subscription Agreements and registration rights agreements with certain institutional and accredited investors pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors collectively subscribed for an aggregate 5,000,000 shares of common stock at $10.00 per share for aggregate gross proceeds of $50.0 million. The PIPE was consummated substantially concurrently with the Closing.

Prior to the Business Combination, MCAC’s liquidity needs were satisfied from the proceeds obtained through the initial public offering not held in the trust account. Following consummation of the Business Combination, the Company’s main source of liquidity is cash on hand, including cash received from the Trust Account and proceeds from the PIPE received at the closing of the Business Combination, and cash generated from operating and financing activities, which primarily includes cash derived from revenue generating activities and proceeds from the issuance of debt including term loans, promissory notes and convertible promissory notes. The Company believes its existing sources of liquidity will be sufficient to fund its operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for the next 12 months. The Company may seek additional equity or debt financing in the future to satisfy capital requirements or fund organic or inorganic growth opportunities. In the event that additional financing is required from third party sources, the Company may not be able to raise it on acceptable terms or at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

As of December 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on June 4, 2020 and continued to incur those fees monthly until the completion of the Business Combination.

The underwriters of the IPO were entitled to a deferred fee of $0.35 per Unit, or $2,012,430. The deferred fee became payable to the underwriters from the amounts held in the Trust Account upon the completion of the Business Combination, subject to the terms of the underwriting agreement. The deferred fee was paid upon the closing of the Business Combination.

In addition, subject to certain conditions, we granted Chardan, for a period of 15 months after the date of the consummation of the Business Combination, a right of first refusal to act as lead underwriters or minimally as a co-manager: (i) for any and all future public and private equity offerings with at least 30% of the economics, or, in the case of a three-handed deal, 20% of the economics, and (ii) for any and all future public and private debt offerings, with at least 15% of the economics. In accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to the IPO.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock featured certain redemption rights that were considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Loss Per Common Share

The Company’s consolidated statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Insider Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
PLBY Group, Inc. (f/k/a Mountain Crest Acquisition Corp)

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of PLBY Group, Inc. (f/k/a Mountain Crest Acquisition Corp) (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for year ended December 31, 2020 and for the period from November 12, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from November 12, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

April 15, 2021

PLBY GROUP, INC. (f/k/a MOUNTAIN CREST ACQUISITION CORP)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$57,732	$—
Prepaid expenses	34,334	—
Total Current Assets	92,066	—

Deferred offering costs	—	100,231
Cash and marketable securities held in Trust Account	58,679,991	—
TOTAL ASSETS	$58,772,057	$100,231

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$756,770	$225
Promissory note – related party	—	100,498
Total Current Liabilities	756,770	103,723

Deferred underwriting fee payable	2,012,430	—
TOTAL LIABILITIES	2,769,200	100,723

Commitments

Common stock subject to possible redemption, 5,002,149 shares at redemption value	51,002,849	—

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,540,342 and 1,437,500 shares issued and outstanding (excluding 5,002,149 and no shares subject to possible redemption) at December 31, 2020 and 2019, respectively (1)	254	144
Additional paid-in capital	6,062,048	24,856
Stock subscription receivable	—	(25,000)
Accumulated deficit	(1,062,294)	(492)
Total Stockholders’ Equity (Deficit)	5,000,008	(492)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$58,772,057	$100,231

(1)	At December 31, 2019, includes up to 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

PLBY GROUP, INC. (f/k/a MOUNTAIN CREST ACQUISITION CORP)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from November 12, 2019 (Inception) Through December 31,
	2020	2019
Formation and operational costs	$1,093,833	$492
Loss from operations	(1,093,833)	(492)

Other income:
Interest earned on marketable securities held in Trust Account	31,669	—
Unrealized gain on marketable securities held in Trust Account	362	—
Other income	32,031	—

Loss before provision for income taxes	(1,061,802)	(492)
Net loss	$(1,061,802)	$(492)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	5,061,856	—

Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding, basic and diluted	1,912,761	1,250,000

Basic and diluted net loss per common share	$(0.56)	$(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

PLBY GROUP, INC. (f/k/a MOUNTAIN CREST ACQUISITION CORP)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2020

	Common Stock		Additional Paid	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Receivable	Deficit	Equity
Balance – January 1, 2020	1,437,500	144	24,856	(25,000)	(492)	(492)

Collection of stock subscription receivable	—	—	—	(25,000)	—	25,000

Sale of 5,749,800 Units, net of underwriting discount and offering expenses	5,749,800	575	53,487,066	—	—	53,487,641

Sale of 355,241 Private Units	355,241	35	3,552,375	—	—	3,552,410

Forfeiture of Insider Shares	(50)	—	—	—	—	—

Sale of unit purchase option	—	—	100	—	—	100

Common stock subject to possible redemption	(5,002,149)	(500)	(51,002,349)	—	—	(51,002,849)

Net loss	—	—	—	—	(1,061,802)	(1,061,802)

Balance – December 31, 2020	2,540,342	254	6,062,048	—	(1,062,294)	5,000,008

FOR THE PERIOD FROM NOVEMBER 12, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

	Common Stock		Additional Paid	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Receivable	Deficit	Deficit
Balance – November 12, 2019 (inception)	—	$—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	1,437,500	144	24,856	(25,000)	—	—

Net loss	—	—	—	—	(492)	(492)

Balance – December 31, 2019	1,437,500	144	24,856	(25,000)	(492)	(492)

(1)	Includes 187,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the consolidated financial statements.

PLBY GROUP, INC. (f/k/a MOUNTAIN CREST ACQUISITION CORP)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from November 12, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,061,802)	$(492)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(31,669)	—
Unrealized gain on marketable securities held in Trust Account	(362)	—
Formation costs paid by Sponsor	—	267
Changes in operating assets and liabilities:
Prepaid expenses	(34,334)	—
Accrued expenses	756,545	—
Income taxes payable	—	225
Net cash used in operating activities	(371,622)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(58,647,960)	—
Net cash used in investing activities	(58,647,960)	—

Cash Flows from Financing Activities:
Proceeds from collection of stock subscription receivable	25,000	—
Proceeds from sale of Units, net of underwriting discounts paid	56,060,550	—
Proceeds from sale of Private Units	3,552,410	—
Proceeds from sale of unit purchase option	100	—
Proceeds from promissory note - related party	157,206	—
Repayment of promissory note - related party	(257,704)	—
Payment of offering costs	(460,248)	—
Net cash provided by financing activities	59,077,314	—

Net Change in Cash	57,732	—
Cash – Beginning of period	—	—
Cash – End of period	$57,732	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$52,064,441	$—
Change in value of common stock subject to possible redemption	$(1,061,592)	$—
Deferred underwriting fee payable	2,012,430	—
Issuance of common stock for stock subscription receivable	$—	$25,000
Offering costs paid through promissory notes	—	100,231

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

PLBY Group, Inc. (the “Company”), formerly known as Mountain Crest Acquisition Corp (“MCAC”), was incorporated in Delaware on November 12, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Business Combination

On February 10, 2021, Mountain Crest Acquisition Corp, a Delaware corporation (“MCAC” and, after the consummation of the Business Combination as described below, “PLBY” or the “Company”), consummated the previously announced acquisition of all of the issued and outstanding shares of Playboy Enterprises, Inc., a Delaware corporation (“Playboy”), in accordance with that certain Agreement and Plan of Merger, dated as of September 30, 2020 (the “Merger Agreement”), by and among MCAC, MCAC Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of MCAC which was incorporated on September 16, 2020 (“Merger Sub”), Playboy and Suying Liu, Chief Executive Officer of MCAC.

On February 10, 2021 (the “Closing Date”), as contemplated in the Merger Agreement, Merger Sub merged with and into Playboy, with Playboy surviving as a wholly-owned subsidiary of MCAC (the “Business Combination”).

In addition, in connection with the closing of the Business Combination (the “Closing”), MCAC changed its name to “PLBY Group, Inc.”

The Merger will be accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, MCAC will be treated as the “acquired” company for accounting purposes and the Business Combination will be treated as the equivalent of Playboy issuing stock for the net assets of MCAC, accompanied by a recapitalization. The net assets of MCAC will be stated at historical cost, with no goodwill or other intangible assets recorded.

As a result of and at the Closing, MCAC acquired all of the outstanding Playboy shares for approximately $381.3 million in aggregate consideration, comprising (i) 23,920,000 shares of MCAC’s Common Stock, based on a price of $10.00 per share, subject to adjustment as described below, and (ii) the assumption of no more than $142.1 million of Playboy. At the Closing, Playboy filed a certificate of merger with the Secretary of State of the State of Delaware (the “Certificate of Merger”), executed in accordance with the relevant provisions of the General Corporation Law of the State of Delaware. The Business Combination became effective at the time of the filing of the Certificate of Merger (the “Effective Time”).

At the Effective Time, by virtue of the Business Combination, each Playboy share issued and outstanding immediately prior to the Effective Time was canceled and automatically converted into the right to receive, without interest, such applicable percentage of the consideration issued pursuant to the Merger (“Merger Consideration”) in accordance with the Merger Agreement. Each outstanding Playboy option was assumed by MCAC and automatically converted into an option to purchase such number of shares of common stock equal to the product of (x) the Merger Consideration and (y) the option holder’s respective percentage of the Merger Consideration in accordance with the Merger Agreement, which was reserved for future issuance upon the exercise of such assumed options. Prior to the Effective Time, all then outstanding restricted stock units (“RSUs”) were terminated and converted into a right to receive a number of shares of common stock equal to the product of (x) the Merger Consideration, and (y) the terminated RSU holder’s respective percentage of the Merger Consideration in accordance with the Merger Agreement, which was reserved for future issuance in settlement of such terminated RSUs. No certificates or scrip representing fractional shares were issued pursuant to the Business Combination.

As previously announced, on September 30, 2020, concurrently with the execution of the Merger Agreement, MCAC entered into subscription agreements (the “Subscription Agreements”) and registration rights agreements (the “PIPE Registration Rights Agreements”), with certain institutional and accredited investors (collectively, the “PIPE Investors”) pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors collectively subscribed for an aggregate 5,000,000 shares of common stock at $10.00 per share for aggregate gross proceeds of $50.0 million (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.

At the Closing and pursuant to the Merger Agreement, MCAC:

•	issued an aggregate of 20,916,812 shares of common stock to existing stockholders of Playboy;

•	assumed Playboy options exercisable for an aggregate of 3,560,541 shares of common stock at a weighted average exercise price of $5.61; and

•	assumed the obligation to issue shares in respect of terminated Playboy RSUs for an aggregate of 2,045,634 shares of common stock to be settled one year following the Closing Date.

Prior to the Business Combination

All activity of the Company through December 31, 2020 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Playboy.

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

Following the closing of the Initial Public Offering on June 9, 2020, an amount of $51,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

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

Transaction costs related to the Business Combination amounted to $4,010,359, consisting of $1,437,450 of underwriting fees, $2,012,430 of deferred underwriting fees and $560,479 of other offering costs.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020 and 2019, substantially all of the assets held in the Trust Account were held U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s consolidated balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position, the CARES Act did not have an impact on the financial statements.

Net Loss Per Common Share

Net earnings (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the rights sold in the Initial Public Offering and Private Placement to purchase an aggregate of 989,990 shares in the calculation of diluted loss per share, since the exercise of the rights are contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive.

The Company’s statement of operations includes a presentation of earnings (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of earnings (loss) per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net earnings (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Insider Shares (defined below) and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

	Year Ended December 31,	For the Period from November 12, 2019 (Inception) Through December 31,
	2020	2019
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$27,904	$—
Unrealized Gain on Marketable Securities	319	—
Income Tax, Franchise Tax, and Regulatory Compliance Fees	(28,233)	—
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	5,061,856	—
Earnings/Basic and Diluted Redeemable Common Stock	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(1,061,802)	$(492)
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(1,061,802)	$(492)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	1,912,761	1,250,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.56)	$0.00

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,749,800 Units, inclusive of 749,800 Units sold to the underwriters on June 19, 2020 upon the underwriters’ election to partially exercise their option to purchase additional Units, at a purchase price of $10.00 per Unit. Each Unit consisted of one share of common stock and one right (“Public Right”). Each Public Right entitled the holder to receive one-tenth of one share of common stock at the closing of a Business Combination (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Chardan (and/or their designees) purchased an aggregate of 321,500 Private Units at a price of $10.00 per Private Unit, of which 296,500 Private Units were purchased by the Sponsor and 25,000 Private Units were purchased by Chardan for an aggregate purchase price of $3,215,000. On June 19, 2020, the Sponsor and Chardan purchased an additional aggregate amount of 33,741 Private Units, for an aggregate purchase price of $337,410. Each Private Unit consisted of one share of common stock (“Private Share”) and one right (“Private Right”). Each Private Right entitled the holder to receive one-tenth of one share of common stock at the closing of the Business Combination. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company did not complete the Business Combination within the Combination Period, the proceeds from the sale of the Private Units would have been used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities would have expired without any value.

NOTE 5. RELATED PARTY TRANSACTIONS

Insider Shares

On November 12, 2019, the Company issued 100 shares of common stock to the Sponsor for an aggregate purchase price of $25,000. The Company received payment for the shares on January 28, 2020. Accordingly, as of December 31, 2019, the $25,000 payment due to the Company is recorded as stock subscription receivable in the stockholders’ equity (deficit) section of the accompanying balance sheets. On January 17, 2020, the Company effected a share dividend of 21,561.50 shares of common stock for each outstanding share, resulting in 2,156,250 shares of common stock being issued and outstanding. In May 2020, the Company declared a reverse split of one share of common stock for every 1.5 outstanding share of common stock, resulting in 1,437,500 shares of common stock being outstanding (the “Insider Shares”). All share and per share information have been retroactively adjusted to reflect the share dividend and reverse split. The 1,437,500 Insider Shares included an aggregate of up to 187,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ election to partially exercise their over-allotment option on June 19, 2020, 50 Founders Shares were forfeited and 187,450 Insider Shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of six months after the date of the consummation of the Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the Business Combination and, with respect to the remaining 50% of the Insider Shares, six months after the date of the consummation of the Business Combination, or earlier in each case if, subsequent to the Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 4, 2020 through the Company’s consummation of the Business Combination, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2020, the Company incurred and paid $70,000 in fees for these services, of which $10,000 is included in accrued expenses in the accompanying consolidated balance sheet.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors were entitled to, but are not obligated to, loan the Company funds from time to time or at any time, as may have been required (“Working Capital Loans”). Each Working Capital Loan was to be evidenced by a promissory note. The Working Capital Loans were to either be paid upon consummation of the Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans could have been converted into private units at a price of $10.00 per unit. The private units would have been identical to the Private Units. In the event that the Business Combination did not close, the Company could have used a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account were to be used to repay the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company could have extended the period of time to consummate the Business Combination up to three times, each by an additional three months (for a total of 21 months to complete the Business Combination). In order to extend the time available for the Company to consummate the Business Combination, the Sponsor or its affiliates or designees were required to deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option was exercised in full ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline, for each three month extension. Any such payments were to be made in the form of a non-interest bearing, unsecured promissory note. Such notes would have either been paid upon consummation of the Business Combination, or, at the relevant insider’s discretion, converted upon consummation of the Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees were not obligated to fund the Trust Account to extend the time for the Company to complete the Business Combination.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on June 4, 2020, the holders of the Insider Shares, the Private Units, and any shares that were issued in payment of Working Capital Loans (and all underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders Shares could elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans could elect to exercise these registration rights at any time commencing on the date that the Company consummated the Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $2,012,430. The deferred fee became payable to the underwriters from the amounts held in the Trust Account upon the completion of the Business Combination, subject to the terms of the underwriting agreement. The deferred fee was paid upon the closing of the Business Combination.

Right of First Refusal

Subject to certain conditions, the Company granted Chardan, for a period of 15 months after the date of the consummation of the Business Combination, a right of first refusal to act as lead underwriters or minimally as a co-manager: (i) for any and all future public and private equity offerings with at least 30% of the economics, or, in the case of a three-handed deal, 20% of the economics, and (ii) for any and all future public and private debt offerings, with at least 15% of the economics. In accordance with the Financial Industry Regulatory Authority (“FINRA”) Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to the Initial Public Offering.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock — On June 4, 2020, the Company amended its Certificate of Incorporation such that the Company was authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 2,540,342 and 1,437,500 shares of common stock issued and outstanding, excluding 5,002,149 and no shares of common stock subject to possible redemption, respectively.

Rights — Each holder of a Public Right automatically received one-tenth (1/10) of one share of common stock upon consummation of the Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with the Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-business combination activities. Each holder of a Public Right was required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination. No additional consideration was required to be paid by a holder of Public Rights in order to receive his, her or its additional shares of common stock upon consummation of the Business Combination. The shares issuable upon exchange of the rights were freely tradable (except to the extent held by affiliates of the Company). Had the Company entered into a definitive agreement for the Business Combination in which the Company was not to be the surviving entity, the definitive agreement was to provide for the holders of Public Rights to receive the same per share consideration the holders of the common stock would have received in the transaction on an as-converted into common stock basis.

The Company did not issue fractional shares in connection with an exchange of Public Rights. Fractional shares were either rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, the holders of the Public Rights have to have held rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of the Business Combination. If the Company was unable to complete the Business Combination within the applicable period and the Company liquidated the funds held in the Trust Account, holders of Public Rights would not have received any of such funds with respect to their Public Rights, nor would they have received any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights would have expired without any value. Further, there were no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of the Business Combination. Additionally, in no event was the Company required to net cash settle the rights.

Unit Purchase Option

Simultaneously with the closing of the Initial Public Offering and the exercise of the over-allotment option by the underwriters, the Company sold to Chardan, for $100, an option to purchase up to 344,988 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $3,967,362) commencing at any time between the consummation of the Business Combination and June 4, 2025 (see Note 10). The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on June 4, 2025. The Units issuable upon exercise of the option are identical to those sold in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity (deficit). The Company estimated that the fair value of the unit purchase option to be approximately $790,000, or $2.63 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 0.37% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the shares of common stock underlying such units, the rights included in such units, the shares of common stock that are issuable for the rights included in such units, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares of common stock at a price below its exercise price.

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets at December 31, 2020 and 2019 were as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$49,154	$—
Unrealized gain on marketable securities	(6,726)	—
Total deferred tax assets	42,428	—
Valuation Allowance	(42,428)	—
Deferred tax assets	$—	$—

The income tax provision for the year ended December 31, 2020 and for the period from November 12, 2019 (inception) through December 31, 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Federal
Current	$—	$—
Deferred	(42,428)	—

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	42,428	—

Income tax provision	$—	$—

As of December 31, 2020 and 2019, the Company had $234,067 and $0, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020, the change in the valuation allowance was $42,428. For the period from November 12, 2019 (inception) through December 31, 2019, the change in the valuation allowance was $0.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Business combination expenses	(17.1)%	0.0%
Meals and entertainment	0.0%	0.3%
Valuation allowance	(3.9)%	0.0%
Income tax provision	0.0%	21.3%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$58,679,991	$0

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

As described in Note 1, the Company completed the Business Combination on February 10, 2021.

On April 1, 2021, the Company entered into an Aircraft Purchase Agreement (the “APA”) with an unaffiliated, private, third-party seller (“Seller”). Pursuant to the APA, Seller agreed to sell, transfer and deliver to the Company, and the Company agreed to purchase, one used aircraft together with all engines, auxiliary power units, parts, items of equipment, instruments, components and accessories installed therein or thereon (the “Aircraft”), along with certain other assets related to the Aircraft as set forth in the APA. The APA provides for an aggregate purchase price for the Aircraft of $12 million, which includes a generally non-refundable deposit of $500,000, and the balance of the purchase price to be paid in full at the closing of the sale of the Aircraft. The Company will also bear the costs of inspecting and testing the Aircraft prior to closing. In addition, the APA includes customary events of default. In the event of a Seller default under the APA, the Company will generally be entitled to recover its deposit and liquidated damages of $250,000. In the event of a Company default under the APA, Seller will be entitled to retain the Company’s deposit as liquidated damages.

In April 2021, Chardan partially exercised the unit purchase option, on a cashless basis, with respect to 247,500 Units for the issuance of 167,252 shares of common stock of the Company, in accordance with the cashless exercise provisions of the unit purchase option.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Limitations on Effectiveness of Controls and Procedures

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Ben Kohn	47	Chief Executive Officer, President, and Director
Lance Barton	42	Chief Financial Officer
Chris Riley	53	General Counsel and Secretary
Suhail Rizvi	55	Chairman of the Board
Suying Liu	33	Director
Tracey Edmonds	53	Director
James Yaffe	60	Director

Ben Kohn has served as the Chief Executive Officer, President and a director of the Company since the Closing of the Business Combination in March 2021 and prior to that was the Chief Executive Officer, President and Chairman of Playboy since January 2018, was interim CEO from May 2016 to December 2017, and served on the Board of Directors of Playboy since March 2011. From 2004 to December 2018, Mr. Kohn served as a Managing Partner at the private equity firm Rizvi Traverse where he led the successful buyouts of major media and entertainment companies, including taking Playboy private in 2011. Prior to that, Mr. Kohn was a Vice President at Angelo, Gordon & Co., where he focused on private equity and special situations, from 1998 to 2003. Mr. Kohn started his career at Cowen & Company, where he was Analyst in the Mergers and Acquisitions group from 1996 to 1998. Mr. Kohn also serves on the Board of Directors for the performance rights organization, SESAC. He received his Bachelor of Science in Management BSM from Tulane University and his Master of Business Administration from Columbia University.

Lance Barton has served as the Company’s Chief Financial Officer since March 2021. Mr. Barton served as Senior Vice President of Corporate Development and Investor Relations for Match Group, Inc. (Nasdaq: MTCH), where he created and led the M&A and IR functions. From 2008 to 2014, Mr. Barton served multiple roles for Match Group and IAC/InterActiveCorp (Nasdaq: IAC), including GM of Match Asia and Vice President of M&A at IAC. He completed over 30 transactions for IAC and Match Group, including the acquisitions of Hyperconnect, Hinge, PlentyOfFish, Meetic, OkCupid, Friendscout24, PeopleMedia, Eureka (Pairs) and DailyBurn. Prior to joining IAC, Mr. Barton was an investment banker at Citigroup Global Markets and a systems engineer at Cisco Systems. He holds a bachelor's degree in finance from Wichita State University and an MBA from Columbia Business School.

Chris Riley has served as the Company’s General Counsel and Secretary since the Closing in March 2021, and prior to that was Playboy’s General Counsel and Secretary since January 2019. From August 2014 to January 2019, Mr. Riley was General Counsel and Secretary of Machinima, Inc., helping lead Machinima through its acquisition by Warner Bros. From June 2013 through August 2014, Mr. Riley was an equity partner in the corporate group at Bingham McCutchen LLP. Mr. Riley served as an outside legal consultant from March 2011 to June 2013 to several businesses, including Playdom, Disney Interactive and The Walt Disney Company. Mr. Riley held progressively senior in-house legal positions with Ticketmaster Entertainment, Inc. from March 2005 through March 2010, ultimately serving as its General Counsel, Senior Vice President and Secretary during Ticketmaster’s successful spin-off from IAC/InterActiveCorp and Ticketmaster’s merger with Live Nation, Inc. Prior to that, between 2002 and 2005, Mr. Riley was General Counsel and Vice President of Match.com and held various legal positions within other businesses controlled by IAC from 1999 to 2002. From 1997 to 1999, Mr. Riley was an associate in the corporate group at Gibson Dunn, and from 1995 to 1997, at Sidley Austin LLP. Mr. Riley holds a J.D. from Berkeley Law at the University of California, Berkeley, and a B.A. in philosophy from the University of Michigan.

Suhail Rizvi has served as a director of the Company since the Closing and prior to that was a director of Playboy since March 2011. Mr. Rizvi is co-founder and Chief Investment Officer of Rizvi Traverse Management, LLC (“Rizvi Traverse”), a private investment firm founded in 2004. Rizvi Traverse has invested over $3 billion in the last 15 years in a portfolio of private companies in the media & entertainment and technology sectors. The portfolio has included investments in International Creative Management (ICM), Summit Entertainment, Playboy, Facebook, Twitter, Square, SESAC, Flipboard, Snapchat, Vessel, SpaceX, Instacart, Planet Labs and RealD. Mr. Rizvi has served on the Board of Directors of Playboy since March 2011. Mr. Rizvi served on the Executive Board of The Wharton School of Business at the University of Pennsylvania from October 2006 to October 2019 and the Board of Directors of RealD, Inc. from March 2016 to October 2020. Mr. Rizvi earned his undergraduate degree at The Wharton School of Business at the University of Pennsylvania in 1988.

Dr. Suying Liu has served as a director of the Company since the Closing, and he served as MCAC’s Chairman and Chief Executive Officer since its inception in November 2019 until the Closing. Dr. Liu has been the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) since July 2020. He served as the Head of Corporate Strategy of Hudson Capital Inc. (Nasdaq: HUSN) between May 2020 and September 2020, where he led the company’s strategic development for both general operations and specific growth areas. Between November 2018 and April 2020, Dr. Liu served as the Chief Strategist of Mansion Capital LLC, a privately-held real estate investment firm with brokerage and property management operations serving clients from both North America and Asia for their investments in the U.S. real estate market. Prior to joining Mansion Capital, Dr. Liu was an investment strategist at J.P. Morgan Chase & Co. from July 2015 to October 2018, providing investment strategies to major Wall Street institutions spanning private equity, hedge funds and insurance companies, with a primary focus in commercial mortgages. Dr. Liu began his career in academia, teaching a variety of degree programs from bachelor’s to executive education at Washington University Olin Business School between January 2013 and May 2015 while completing his doctoral studies, for which he received a PhD in finance in May 2015. Dr. Liu obtained a master’s in finance in December 2012 and his BA in economics and mathematics summa cum laude in May 2010 from Washington University in St. Louis.

Ms. Tracey Edmonds has served as a director of the Company since the Closing. Ms. Edmonds has served as the Chief Executive Officer, President of Edmonds Entertainment since July 1996 through which she has produced groundbreaking and award-winning projects for television, film, music, and digital media. In 2019, Ms. Edmonds also founded the lifestyle, health and wellness media brand, AlrightNow.com for which she currently serves as Editor. From 2014 to 2017, Ms. Edmonds served as the Co-Host of ExtraTV for which she received an Emmy Award, Gracie Award, and Genie Award as Host. Ms. Edmonds has also served as the Co-Chair for the Producers Guild of America’s (PGA’s) annual Produced By Conference for the past 6 years. Previously, she served on the Board of Governors for the Producers Guild of America (PGA), the Board of Trustees for the American Film Institute, and the Board of Trustees for The Recording Industry Association of America®. Ms. Edmonds is also a member of the Academy of Motion Picture Arts and Sciences. She is a graduate of Stanford University and holds an Honorary Doctorate in Business from Southern University.

Mr. James Yaffe has served as a director of the Company since the Closing. Mr. Yaffe is the founder and Chief Executive Officer of TA:DA Holdings, LLC (“TA:DA”), an operational holding company that buys and invests in vocational education and coaching businesses founded in April 2019. TA:DA’s current active growth equity investments include Freeletics and Karat. Prior to TA:DA, Mr. Yaffe was a co-founder and Chief Strategy Officer at J2 Global, Inc. (“J2 Global”), running Strategy, M&A and Business Development from November 2011 to January 2019, and is currently a Senior Advisor to J2 Global’s Chief Executive Officer. J2 Global is a leading Internet information and services company consisting of a portfolio of brands including IGN, Mashable, Humble Bundle, Speedtest, PCMag, RetailMeNot, Everyday Health and What to Expect. In January 2011, Mr. Yaffe co-founded FUEL:M+C (Media+Commerce), which provides growth equity to later stage companies in digital media, commerce and data verticals, including investments in Maker Studios (sold to The Walt Disney Company), Bureau of Trade (sold to eBay Inc.), Vox, Simply Gum and Morgenstern’s Ice Cream. From 2008 to January 2011, Mr. Yaffe served as a Managing Partner of Windsor Media, which makes investments in early-stage technology-enabled media companies including Vice, Square and Scopely. Mr. Yaffe is currently on the board of directors of Backstage, LLC, Welltok, Inc. and is active on the Advisory Board of The Ross School of Business at the University of Michigan. Mr. Yaffe holds a Bachelor of Arts degree in economics, marketing and communications from the University of Michigan.

Board Composition

The Company’s business affairs are managed under the direction of our board of directors (the “Board”). The Board consists of five members.

In connection with the Closing, each of MCAC’s officers and directors resigned from the Board. Suying Liu first resigned as a Class III director upon the Closing and was later reelected as a Class II director. Each of Tracey Edmonds, Ben Kohn, Suying Liu, Suhail Rizvi and James Yaffe were appointed to the Board in connection with the Business Combination. Suhail Rizvi was appointed Chairman of the Board.

The Board divided into three classes, Class I, Class II and Class III, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The Company’s Board is divided into the following classes:

•	Class I, which consists of Mr. Ben Kohn and Mr. Suhail Rizvi, whose terms will expire at the Company’s first annual meeting of stockholders to be held after consummation of the Business Combination in 2021;

•	Class II, which consists of Dr. Suying Liu, whose term will expire at the Company’s second annual meeting of stockholders to be held after consummation of the Business Combination in 2022; and

•	Class III, which consists of Ms. Tracey Edmonds and Mr. James Yaffe, whose terms will expire at the Company’s third annual meeting of stockholders to be held after consummation of the Business Combination in 2023.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of the Board may have the effect of delaying or preventing changes in the Company’s control or management. The Company’s directors may be removed for cause by the affirmative vote of the holders of a majority in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon; provided, however, that at any time when RT beneficially owns collectively, in the aggregate, less than 50% in voting owner of the stock of the Company entitled to vote generally in the election of directors, any such director or the entire Board may be removed only for cause and only by the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon.

Family Relationships

There are no family relationships between any the Company’s directors or any of its executive officers.

Director Independence

The Nasdaq Stock Market LLC (“Nasdaq”) listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that each of Suying Liu, Tracey Edmonds and James Yaffe are each an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them described below in the section entitled “Certain Relationships and Related Transactions, and Director Independence”.

Committees of the Board of Directors

Following the Closing, the standing committees of the Board consist of an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.

Audit Committee

Ms. Edmonds, Dr. Liu and Mr. Yaffe serve on the Audit Committee of the Board, with Dr. Liu serving as the chairman of the Audit Committee. The Board determined that each of these individuals qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. The Board also determined that Dr. Liu qualifies as our “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. The Board has adopted a written charter for the Audit Committee, which is available on our corporate website at www.plbygroup.com. The information on our website is not part of this Annual Report on Form 10-K.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

Ms. Edmonds, Dr. Liu and Mr. Yaffe serve on the Compensation Committee of the Board, with Ms. Edmonds serving as the Chairwoman of the Compensation Committee. The Board determined that each of these individuals qualify as independent directors under the applicable Nasdaq listing standards. The Board has adopted a written charter for the Compensation Committee, which is available on our corporate website at www.plbygroup.com. The information on our website is not part of this Annual Report on Form 10-K. Pursuant to our Compensation Committee charter, the functions of the Compensation Committee include:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Corporate Governance and Nominating Committee

Ms. Edmonds, Dr. Liu and Mr. Yaffe serve on the Corporate Governance and Nominating Committee of the Board, with Mr. Yaffe serving as the Chairman of the Corporate Governance and Nominating Committee . The Board determined that each of these individuals qualify as independent directors under the applicable Nasdaq listing standards. The Board has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.plbygroup.com. The information on our website is not part of this Annual Report on Form 10-K.

Our Corporate Governance and Nominating Committee is responsible for, among other matters: (1) identifying individuals qualified to become members of our Board, consistent with criteria approved by our Board; (2) overseeing the organization of our Board to discharge the Board’s duties and responsibilities properly and efficiently; (3) identifying best practices and recommending corporate governance principles; and (4) developing and recommending to our Board a set of corporate governance guidelines and principles applicable to us.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board of directors committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of the Company’s Board or Compensation Committee.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics (the “Code”) that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Code is overseen by the Company compliance officer appointed by our Board. The Company expects that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The information on our website is not part of this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of such forms, we believe that during the year ended December 31, 2020 all required reports of executive officers, directors and holders of more than 10% of our common stock were filed on time, except for Suying Liu, Dong Liu and Sunlight Global Investment LLC, each failed to file one Form 4 on a timely basis due to inadvertent administrative delays with respect to one transaction regarding the purchase of Private Units upon the underwriter’s exercise of the IPO over-allotment option.

Item 11. Executive Compensation.

Prior to the consummation of the Business Combination, none of MCAC’s executive officers or directors received any cash compensation for services rendered to the Company. Commencing on June 4, 2020, MCAC agreed pay $10,000 per month to our Sponsor for providing us with office space and certain office and secretarial services. Upon completion of the Business Combination, the Company ceased making these monthly payments. Other than these payments, no compensation of any kind, including finder’s and consulting fees, was paid by MCAC to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the Business Combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on MCAC’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. MCAC’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, MCAC’s officers or directors or any of their affiliates. Any such payments prior to the Business Combination were made using funds held outside the Trust Account.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of March 31, 2021 by:

•	each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of shares of our common stock;

•	each of the executive officers and directors of the Company; and

•	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Company stock issuable upon exercise of options and warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

The beneficial ownership of our common stock is based on 33,560,980 shares of our common stock issued and outstanding as of March 31, 2021.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners(1)	Number of Shares of Company Common Stock	%
5% Holders
RT-ICON Holdings LLC(2)	17,101,047	51.0%
Drawbridge Special Opportunities Fund LP(3)	3,625,202	10.8%
Named Executive Officers and Directors
Ben Kohn(4)	998,322	2.9%
Lance Barton	—	*
Chris Riley(5)	134,570	*
Suhail Rizvi(2)(6)	17,101,047	51.0%
Suying Liu(7)	545,295	1.6%
Tracey Edmonds	—	—
James Yaffe	—	—
All Named Executive Officers and Directors of the Company as a group (7 individuals)	18,918,844	54.5%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 10960 Wilshire Blvd., Suite 2200, Los Angeles California 90024.

(2)	RTM-ICON LLC, or RTM-ICON, is the manager of RT-ICON. Rizvi Traverse, is the sole member of RTM-ICON. Mr. Suhail Rizvi and Mr. John Giampetroni are the managers of Rizvi Traverse. Each of RTM-ICON, Rizvi Traverse and Messrs. Rizvi and Giampetroni may be deemed to be the beneficial owner of the shares of common stock beneficially owned by RT-ICON, but each disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The beneficial ownership also includes 100,000 shares of common stock acquired by RT PE Investment in the PIPE Investment. RTM-ICON is the manager of RT PE Investment and, accordingly, each of RTM-ICON, Rizvi Traverse and Messrs. Rizvi and Giampetroni may be deemed to be the beneficial owner of the shares of common stock beneficially owned by RT PE Investment, but each disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Additionally, Mr. Rizvi, Chairman of the Company, and Mr. Kohn, Director and CEO of the Company, indirectly hold all of the pecuniary interests in RT PE Investment. The address of each of RT-ICON, RT PE Investment, RTM-ICON, Rizvi Traverse and Messrs. Rizvi and Giampetroni is c/o Rizvi Traverse Management, LLC, 260 East Brown Street, Suite 380, Birmingham, MI 48009.

(3)	Drawbridge Special Opportunities Advisors LLC, a Delaware limited liability company (“DBSO Advisors”), is the investment manager of Drawbridge Special Opportunities Fund, LP, a Delaware limited partnership (“DBSO”), and DBSO’s general partner is Drawbridge Special Opportunities GP LLC, a Delaware limited liability company (“DBSO GP”). FIG LLC, a Delaware limited liability company, is the holder of all of the issued and outstanding interests of DBSO Advisors. Fortress Principal Investment Holdings IV LLC, a Delaware limited liability company (“FPI IV”), is the managing member of DBSO GP. Fortress Operating Entity I LP, a Delaware limited partnership (“FOE I”), is the owner of all of the outstanding membership interests in FPI IV and the Class A member of FIG LLC. FIG Corp., a Delaware Corporation (“FIG Corp”), is the general partner of FOE I. Fortress Investment Group LLC, a Delaware limited liability company (“Fortress”), is the holder of all of the issued and outstanding shares of FIG Corp. DBSO holds and beneficially owns these shares of common stock, and on the basis of the relationships described in this footnote, each of the other forgoing persons may be deemed to beneficially own the shares of common stock held by DBSO. As the Co-Chief Investment Officers of DBSO Advisors and DBSO GP, each of Peter L. Briger, Jr., Dean Dakolias, Drew McKnight and Joshua Pack participates in the voting and investment decisions with respect to the shares of common stock held by DBSO, but each of them disclaims beneficial ownership thereof.

(4)	Consists of 948,322 shares of common stock that Mr. Kohn has the right to acquire within 60 days of March 31, 2021 through the exercise of options, and 50,000 shares beneficially owned by RT PE Investment LLC, or RT PE Investment, following the PIPE Investment. Does not include shares beneficially owned by RT-ICON Holdings LLC, or RT-ICON, of which Mr. Kohn may have an indirect pecuniary interest of less than 1% as a result of non-controlling equity interests held by Mr. Kohn in affiliates of Rizvi Traverse Management, LLC, or Rizvi Traverse, 1,082,950 shares issuable upon the settlement of RSUs that will occur more than 60 days from the Closing, or 965,944 shares of common stock that Mr. Kohn has the right to acquire through the exercise of options that will vest more than 60 days from the Closing.

(5)	Consists of shares of common stock that Mr. Chris Riley has the right to acquire within 60 days of March 31, 2021 through the exercise of options. Does not include 5,233 shares issuable upon the settlement of RSUs that will occur more than 60 days from the Closing.

(6)	Mr. Rizvi, a member of the Company’s Board, is a manager of Rizvi Traverse. Mr. Rizvi disclaims beneficial ownership of all shares held by RT-ICON referred to in footnote (2) above, except to the extent of any pecuniary interest therein.

(7)

Includes (i) 365,725 shares of common stock, (ii) 163,246 shares of common stock underlying Private Units, and (iii) 16,324 shares of common stock issued as a result of the automatic conversion of MCAC Rights (as defined in the Merger Agreement) upon the consummation of the Business Combination.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Insider Shares

In November 2019, we issued 100 shares of Common Stock to our Sponsor and the officers and directors of MCAC (the “Initial Stockholders”). In January 2020, we declared a share dividend of 21,561.50 shares of common stock for each outstanding share, resulting in 2,156,250 shares of common stock being outstanding. In May 2020, we declared a reverse split of one share of common stock for every 1.5 outstanding shares of common stock, resulting in 1,437,500 shares of common stock being outstanding. The aggregate purchase price for the Insider Shares was $25,000, or approximately $0.017 per share. As a result of the underwriters in the IPO not exercising all of the over-allotment option, the Sponsor and the Initial Stockholders forfeited an aggregate of 50 Insider Shares.

Private Units

Our Sponsor and Chardan purchased from us in a private placement simultaneously with the consummation of our IPO, 321,500 Private Units for a total purchase price of $3,215,000, of which 296,500 Private Units was purchased by our Sponsor and 25,000 Private Units was purchased by Chardan. In connection with the underwriters’ partial exercise of their over-allotment option, our Sponsor and Chardan purchased from us an additional 33,741 Private Units for a total purchase price of $330,741, of which 29,992 Private Units was purchased by our Sponsor and 3,749 Private Units was purchased by Chardan.

Registration Rights

The Initial Stockholders, as holders of Insider Shares and Private Units, as well as Chardan as a holder of Private Units (and underlying securities) and any shares the Initial Stockholders may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to the registration rights agreement that was entered into at the time of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On February 10, 2021, MCAC entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), by and among (i) PLBY, (ii) Suying Liu, Dong Liu, Nelson Haight, Todd Milbourn, and Wenhua Zhang, with respect to the Insider Shares, Private Units and any securities issuable upon conversion of working capital loans made to MCAC they owned at Closing, and (iii) RT-ICON Holdings LLC, a Delaware limited liability company (“RT-ICON”), and each of the other shareholders of Playboy whose names are listed on Exhibit A thereto (collectively with RT-ICON, the “Playboy Stockholders”), with respect to (x) consideration issued in the Merger, (y) any other outstanding common stock or other equity security issued or issuable upon on the exercise of any other equity security of the Company as of Closing, and (z) any other equity security of the Company issued or issuable with respect to any such shares of common stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization.

The A&R Registration Rights Agreement requires the Company to, among other things, file a resale shelf registration statement with the SEC on behalf of the Initial Stockholders and the Playboy Stockholders no later than 60 days after the Closing (the “Filing Deadline”). The Company shall use its commercially reasonable efforts to have the registration statement declared effective no later than 30 days following the Filing Deadline (60 days if the registration statement is reviewed by the SEC).

The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Insider Shares can elect to exercise these demand registration rights at any time commencing three months prior to the date on which the Insider Shares are to be released from escrow pursuant to the IPO Escrow Agreement (as defined in the A&R Registration Rights Agreement). The holders of a majority of shares of Common Stock issued in lieu of payment of working capital loans made to MCAC, can elect to exercise these demand registration rights at any time. The Playboy Stockholders can elect to exercise these registration rights at any time commencing three months prior to the first possible date on which the restrictions on transfer will lapse under the Lock-up Agreement, as described below. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Business Combination. The demand and piggy-back registration rights provided therein are subject to underwriter cutbacks and issuer blackout periods. The Company will pay certain fees and expenses relating to the registrations under the A&R Registration Rights Agreement.

General and Administrative Services

Our Sponsor made available to us certain general and administrative services, including office space, utilities and administrative support. We paid $10,000 per month for these services.

Reimbursement for Expenses

Prior to the Business Combination, our directors and officers were entitled to receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations.

Potential Conflicts of Interest

To minimize potential conflicts of interest, MCAC agreed not to consummate the Business Combination with an entity which was affiliated with any of Initial Stockholders unless MCAC obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of MCAC’s existing officers, directors or Initial Stockholders, be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they rendered in order to effectuate, the consummation of the Business Combination.

Participation in the PIPE Investment

On September 30, 2020, Sunlight Global Investment LLC, of which Dr. Suying Liu and Mr. Dong Liu are managing members, entered into a Subscription Agreement to purchase 150,000 PIPE Shares in the PIPE Investment for an aggregate purchase price of $1,500,000, on the same terms as the other PIPE investors.

Certain Transactions of Playboy

Management Services Agreement

On January 9, 2011, Playboy entered into a Management Services Agreement, between Icon Acquisition Holding, Inc. and RTM-ICON LLC, an affiliate of RT. Based on the terms of this agreement, management fees are $1.3 million per calendar year. Playboy recorded management fees and reimbursable costs of approximately $1.0 million, $1.0 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Management Services Agreement was terminated effective upon the Closing of the Business Transaction.

Hugh M. Hefner 1991 Trust Redemption Agreement and Escrow Agreement

On June 14, 2018, Playboy entered into certain Escrow Agreement with SunTrust Bank, as escrow agent, Playboy, as purchaser, RT, Michael R. Whalen, as trustee of the Hugh M. Hefner 1991 Trust (the “Trust” and together with RT and the Company, the “Redemption Agreement Parties”), and on August 17, 2018, Playboy entered into certain Escrow Agreement with SunTrust Bank, as escrow agent, the Redemption Agreement Parties, and Acquoim Clearinghouse LLC, as escrow administrator, to purchase 1,868,910 shares of its common stock for approximately $18.73 per share. In August 2018, Playboy purchased 800,961 shares for a cash payment of $15.0 million. The remaining 1,067,949 shares were held in escrow, and a term note was issued to the Trust for a principal amount of $20.0 million with an interest rate of 5.0% per annum and a maturity date of August 17, 2019. In December 2018, the Company repaid all amounts outstanding under the term note including the $20.0 million of principal and $0.4 million of interest.

Agreements Relating to the Merger

Support Agreement

In connection with the execution of the Merger Agreement, the Initial Stockholders each entered into the Support Agreement with Playboy, pursuant to which each of the Initial Stockholders agreed to vote all shares of MCAC Common Stock beneficially owned by them in favor of each of the proposals included in the Company’s Proxy Statement in connection with the Business Combination, to use their reasonable best efforts to take all actions reasonably necessary to consummate the Business Combination and to not take any action that would reasonably be expected to materially delay or prevent the satisfaction of the conditions to the Business Combination set forth in the Merger Agreement. In addition, each of the Initial Stockholders also agreed that it would not sell, assign or otherwise transfer any of the Insider Shares unless the buyer, assignee or transferee executes a joinder agreement to the Support Agreement. We agreed that we would not register any sale, assignment or transfer of the Insider Shares on our transfer ledger (book entry or otherwise) that is not in compliance with the Support Agreement.

Stock Purchase Agreement

In connection with the execution of the Merger Agreement, MCAC, Sponsor, Suying Liu and Playboy entered into the Insider Stock Purchase Agreement (the “Insider Stock Purchase Agreement”), pursuant to which Playboy purchased 700,000 shares of common stock (the “Initial Shares”) from Sponsor. Pursuant to the Insider Stock Purchase Agreement, MCAC caused the Initial Shares to be transferred on the books and records of MCAC to Playboy upon the Closing, and no additional Insider Shares were transferred to Playboy.

Amended and Restated Registration Rights Agreement

For information about the A&R Registration Rights Agreement, see “Registration Rights” above.

Investor Rights Agreement

At the Closing, the Company and RT-ICON entered into an Investor Rights Agreement pursuant to which, following the Closing Date, RT-ICON were given the right, but not the obligation, to nominate to the Board a number of designees equal to (i) three directors, if and so long as RT-ICON and its affiliates beneficially own, in the aggregate, 50% or more of the shares of common stock, (ii) two directors, in the event that RT-ICON and its affiliates beneficially own, in the aggregate, 35% or more, but less than 50%, of the shares of common stock and (iii) one director, in the event that RT-ICON and its affiliates beneficially own, in the aggregate, 15% or more, but less than 35%, of the shares of common stock (in each case, subject to proportional adjustment in the event that the size of the Board is increased or decreased following the Closing). RT-ICON will also have the right to appoint the chairman of the Board so long as RT-ICON and its affiliates beneficially own, in the aggregate, 15% or more of the shares of common stock. The Investor Rights Agreement also provides RT-ICON with certain additional rights, based on its ownership levels, related to board committee memberships, board vacancies, size of the board of directors and actions related to certain amendments to the Company’s Second Amended and Restated Certificate of Incorporation and bylaws.

Lock-up Agreement

In connection with the closing, the Playboy stockholders agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, any shares of common stock held by it (such shares, the “Lock-up Shares”) immediately after the effective time of the Merger, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such shares of Company common stock issued and outstanding or securities convertible into or exercisable or exchangeable for shares of Company common stock, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the earlier of (x) the date that is 12 months after the Closing, and (y) if, subsequent to the Closing, such date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of Company common stock for cash, securities or other property. Notwithstanding the foregoing, if the volume weighted average price of the shares of Company common stock equals or exceeds $14.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period, fifty percent (50%) of the Lock-up Shares shall be released from the lock-up to the holder.

Director Voting Agreement

At the Closing, the Company entered into the Director Voting Agreement with certain of the Playboy stockholders pursuant to which they each agreed to vote all shares of Company common stock owned by them to elect and maintain in office Suying Liu as a member of the Second Class of the Board as set forth in the Company’s Second Amended and Restated Certificate of Incorporation until the second annual meeting of stockholders held after the Closing.

Participation in the PIPE Investment

On September 30, 2020, RT PE Investment LLC, an entity owned by Mr. Suhail Rizvi, a director of Playboy and the Company’s Chairman, and Mr. Ben Kohn, a director and Chief Executive Officer of Playboy and the Company, entered into a Subscription Agreement to purchase 100,000 PIPE Shares in the PIPE Investment for an aggregate purchase price of $1,000,000. RT PE Investment is managed by RTM-ICON, which is an affiliate of RT. RT PE Investment participated in the PIPE Investment on the same terms as the other PIPE investors. The information set forth above in “Item 1—Business” regarding the PIPE is also incorporated herein by reference.

Related Person Transaction Policy

Effective upon the consummation of the Business Combination, the Company adopted a related person transaction policy that sets forth its procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of the Company’s policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of the Company’s voting securities and any of their respective immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, the Company’s management must present information regarding the related person transaction to the Company’s audit committee, or, if audit committee approval would be inappropriate, to another independent body of the Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, the Company will collect information that the Company deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable the Company to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Company’s Code of Conduct, the Company’s employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, the Company’s audit committee, or other independent body of the Board, will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to the Company;

•	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Company’s audit committee, or other independent body of the Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the Company’s best interests and those of the Company’s stockholders, as the Company’s audit committee, or other independent body of the Board, determines in the good faith exercise of its discretion.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm, Marcum LLP since inception include:

	For the Year Ended December 31, 2020	For the period of November 12, 2019 (inception) through December 31, 2019
Audit Fees (1)	$77,240	45,835
Audit-Related Fees (2)	-	-
Tax Fees (3)	6,695	-
All Other Fees (4)	-	-
Total	$83,935	45,835

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, reviews of our quarterly interim financial statements, services in connection with the acquisition audits, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combinations.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Registered Independent Public Accounting Firm

Our audit committee was formed upon the consummation of our IPO. As a result, our audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at “Item 8. Consolidated Financial Statements and Supplementary Data” herein.

(b)	Consolidated Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of September 30, 2020, by and among Mountain Crest Acquisition Corp, MCAC Merger Sub Inc., Suying Liu and Playboy Enterprises, Inc. (incorporated by reference to Annex A to MCAC’s Preliminary Proxy Statement file with the SEC on November 9, 2020).
3.1*	Second Amended and Restated Certificate of Incorporation of PLBY Group, Inc.
3.2*	Amended and Restated Bylaws of PLBY Group, Inc.
4.1**	Description of registered securities.
10.1	Form of Subscription Agreement, dated as of September 30, 2020, by and among Mountain Crest Acquisition Corp and certain institutional and accredited investors (incorporated by reference to Exhibit 10.1 of MCAC’s Current Report on Form 8-K filed with the SEC on October 1, 2020).
10.2	Form of Registration Rights Agreement, dated as of September 30, 2020, by and among Mountain Crest Acquisition Corp and certain institutional and accredited investors (incorporated by reference to Exhibit 10.2 of MCAC’s Current Report on Form 8-K filed with the SEC on October 1, 2020).
10.3	Form of Support Agreement, dated as of September 30, 2020, by and among Playboy Enterprises, Inc., officers and directors of Mountain Crest Acquisition Corp, Sunlight Global Investment LLC, Suying Liu and Dong Liu (incorporated by reference to Exhibit 10.3 of MCAC’s Current Report on Form 8-K filed with the SEC on October 1, 2020).
10.4*	Amended and Restated Registration Rights Agreement, dated as of February 10, 2021, by and among PLBY Group, Inc., Suying Liu, Dong Liu, Nelson Haight, Todd Milbourn, Wenhua Zhang, RT-ICON Holdings LLC, and each of the other shareholders of Playboy Enterprises, Inc. whose names are listed on Exhibit A thereto.
10.5*	Investor Rights Agreement, dated as of February 10, 2021, by and among PLBY Group, Inc. and RT-ICON Holdings LLC.
10.6	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.6 of MCAC’s Current Report on Form 8-K filed with the SEC on October 1, 2020).
10.7*	Voting Agreement, dated as of February 10, 2021, by and among PLBY Group, Inc., RT-ICON Holdings LLC and Drawbridge Special Opportunities Fund LP.
10.8*	PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan.
10.9^*	Credit Agreement, dated as of June 24, 2014, by and among Products Licensing LLC, DBD Credit Funding LLC, administrative agent, and the lenders party thereto.
10.10*	First Amendment to the Credit Agreement, dated as of June 7, 2016, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto.
10.11^*	Second Amendment to the Credit Agreement, dated as of August 29, 2016, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto.
10.12*	Third Amendment to the Credit Agreement, dated as of July 20, 2017, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto.
10.13^*	Fourth Amendment to the Credit Agreement, dated as of April 12, 2018, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto.
10.14^*	Fifth Amendment to the Credit Agreement, dated as of June 14, 2018, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto.

10.15*	Sixth Amendment to the Credit Agreement, dated as of August 13, 2018, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto.
10.16^*	Seventh Amendment and Joinder to the Credit Agreement, dated as of December 24, 2018, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., DBD Credit Funding LLC, as administrative agent, and the lenders party thereto.
10.17*	Eighth Amendment to the Credit Agreement, dated as of March 15, 2019, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., DBD Credit Funding LLC, as administrative agent, and the lenders party thereto.
10.18^*	Ninth Amendment and Joinder to the Credit Agreement, dated as of December 31, 2019, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., Y Acquisition Co. LLC, China Products Licensing, LLC., DBD Credit Funding LLC, as administrative agent, and the lenders party thereto.
10.19^*	Tenth Amendment to the Credit Agreement, dated as of March 27, 2020, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., Y Acquisition Co. LLC, China Products Licensing, LLC, Yandy Enterprises LLC., DBD Credit Funding LLC, as administrative agent, and the lenders party thereto.
10.20^*	Eleventh Amendment to the Credit Agreement and Waiver, dated as of January 4, 2021, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., Y Acquisition Co. LLC, China Products Licensing, LLC, Yandy Enterprises LLC., DBD Credit Funding LLC, as administrative agent, and the lenders party thereto.
10.21*	Commercial-Industrial Triple Net Lease, dated as of August 26, 2020, by and between Yandy Enterprises, LLC and 67 VB Owner, LP.
10.22†*	Offer Letter, dated as of December 20, 2012, by and between Playboy Enterprises, Inc. and David Israel, as amended on February 8, 2021.
10.23†*	Employment Agreement, dated as of January 31, 2021, by and between Playboy Enterprises, Inc. and Ben Kohn (as assumed by PLBY Group, Inc.).
10.24†*	Employment Agreement, dated as of February 10, 2021, by and between Playboy Enterprises, Inc. and Chris Riley (as assumed by PLBY Group, Inc.).
10.25†*	Offer Letter, dated as of January 23, 2021, by and between Playboy Enterprises, Inc. and Florus Beuting, as amended on February 8, 2021.
10.26†*	Form of Indemnification Agreement, by and between PLBY Group, Inc. and each of its directors and executive officers.
10.27†*	PLBY Group, Inc. Non-Employee Director Compensation Policy, effective February 10, 2021.
10.28+^*	Product License Agreement, effective as of December 6, 2019, by and between Playboy Enterprises International, Inc. and New Handong Investment (Guangdong) Co., Ltd.
10.29+*	First Amendment, effective as of June 18, 2020, to the Product License Agreement, effective as of December 6, 2019, by and between Playboy Enterprises International, Inc. and New Handong Investment (Guangdong) Co., Ltd.
10.30^*	Consent to Merger Transaction and Wavier to Credit Agreement, dated as of December 31, 2020, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., and Yandy Enterprises LLC (f/k/a Y Acquisition Co. LLC), DBD Credit Funding LLC, as Administrative Agent, and the Lenders whose signatories are affixed hereto.
10.31†*	Employment Agreement, dated February 11, 2021, between PLBY Group, Inc. and Lance Barton.
10.32†*	Form of Option/RSU Acknowledgement and Lock-up Agreement.
10.33†*	Playboy Enterprises, Inc. 2018 Equity Incentive Plan.
10.34†*	Form of Stock Option Award Agreement under Playboy Enterprises, Inc. 2018 Equity Incentive Plan.
10.35+	Form of Aircraft Purchase Agreement, dated as of April 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2021).
14.1*	Code of Conduct and Ethics, adopted by PLBY Group, Inc.’s board of directors on February 10, 2021.
16.1*	Letter from Marcum LLP to the SEC, dated as of February 16, 2021.
21.1*	List of subsidiaries of PLBY Group, Inc.
24.1**	Power of Attorney (included on the signature page herein).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed under the same exhibit number as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 16, 2021 and incorporated herein by reference.

**	Filed herewith.

^	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

†	Management contract or compensation plan or arrangement.

+	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted portions of the exhibit upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLBY GROUP, INC.

Date: April 15, 2021	By:	/s/ Ben Kohn
Ben Kohn
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ben Kohn and Lance Barton and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Ben Kohn	Chief Executive Officer, President and Director	April 15, 2021
Ben Kohn	(principal executive officer)

/s/ Lance Barton	Chief Financial Officer	April 15, 2021
Lance Barton	(principal financial officer and principal accounting officer)

/s/ Suhail Rizvi	Director	April 15, 2021
Suhail Rizvi

/s/ Suying Liu	Director	April 15, 2021
Suying Liu

/s/ Tracey Edmonds	Director	April 15, 2021
Tracey Edmonds

/s/ James Yaffe	Director	April 15, 2021
James Yaffe