Form 10-Q
period 2021-03-31
PLBY Group, Inc.
filed 2021-05-13
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-39312

PLBY Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware		37-1958714
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
10960 Wilshire Blvd., Suite 2200
Los Angeles, California 90024
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (310) 424-1800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PLBY	Nasdaq Global Market
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of May 12, 2021 was 33,808,956.

i

PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Net revenues	$42,680	$31,774
Costs and expenses
Cost of sales	(20,398)	(16,279)
Selling and administrative expenses	(26,571)	(12,723)
Related party expenses	(250)	(250)
Total costs and expenses	(47,219)	(29,252)
Operating (loss) income	(4,539)	2,522
Nonoperating income (expense):
Interest expense	(3,297)	(3,342)
Other income (expense), net	745	(13)
Total nonoperating expense	(2,552)	(3,355)
Loss before income taxes	(7,091)	(833)
Benefit (expense) from income taxes	2,094	(1,576)
Net loss	(4,997)	(2,409)
Net loss attributable to redeemable noncontrolling interest	—	—
Net loss attributable to PLBY Group, Inc.	$(4,997)	$(2,409)
Net loss per share, basic and diluted	$(0.17)	$(0.11)
Weighted-average shares used in computing net loss per share, basic and diluted	29,823,273	21,987,790
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,249	$13,430
Restricted cash	2,130	2,130
Receivables, net of allowance for doubtful accounts of $233 and $233, respectively	7,303	6,601
Inventories, net	17,310	11,788
Stock receivable	—	4,445
Prepaid expenses and other current assets	16,057	8,822
Total current assets	113,049	47,216
Property and equipment, net	8,093	5,203
Trademarks and trade name	331,475	336,655
Goodwill	19,235	504
Other intangible assets, net	11,514	2,377
Contract assets, net of current portion	6,641	7,159
Other noncurrent assets	12,741	13,013
Total assets	$502,748	$412,127
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,199	$8,678
Accrued salaries, wages, and employee benefits	2,649	4,870
Deferred revenues, current portion	20,085	11,159
Long-term debt, current portion	4,888	4,470
Convertible promissory notes	—	6,230
Other current liabilities and accrued expenses	18,720	18,556
Total current liabilities	57,541	53,963
Deferred revenues, net of current portion	34,329	43,792
Long-term debt, net of current portion	153,007	154,230
Deferred tax liabilities, net	74,897	74,909
Other noncurrent liabilities	4,077	2,422
Total liabilities	323,851	329,316
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 34,260,980 shares issued and 33,560,980 shares outstanding as of March 31, 2021; 20,626,249 shares issued and outstanding as of December 31,2020	3	2
Treasury stock, at cost, 700,000 shares and 0 shares as of March 31, 2021 and December 31, 2020	(4,445)	—
Additional paid-in capital	266,560	161,033
Accumulated deficit	(83,013)	(78,016)
Total stockholders’ equity	179,105	83,019
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$502,748	$412,127
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020, as previously reported	3,681,185	$36	$(23,453)	$184,452	$(78,016)	$83,019
Retroactive application of recapitalization	16,945,064	(34)	23,453	(23,419)	—	—
Balance at December 31, 2020, effect of reverse acquisition (Note 1)	20,626,249	2	—	161,033	(78,016)	83,019
Conversion of convertible promissory note	290,563	—	—	2,730	—	2,730
Business Combination and PIPE financing	12,644,168	1	(4,445)	99,299	—	94,855
Stock-based compensation expense and vesting of restricted stock units	—	—	—	3,498	—	3,498
Net loss	—	—	—	—	(4,997)	(4,997)
Balance at March 31, 2021	33,560,980	$3	$(4,445)	$266,560	$(83,013)	$179,105

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2019, as previously reported	3,681,185	$36	$(23,453)	$181,464	$(72,745)	$85,302
Retroactive application of recapitalization	16,945,064	(34)	23,453	(23,419)	—	—
Balance at December 31, 2019, effect of reverse acquisition (Note 1)	20,626,249	2	—	158,045	(72,745)	85,302
Stock-based compensation expense and vesting of restricted stock units	—	—	—	749	—	749
Net loss	—	—	—	—	(2,409)	(2,409)
Balance at March 31, 2020	20,626,249	$2	$—	$158,794	$(75,154)	$83,642
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,997)	$(2,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	435	391
Stock-based compensation	3,498	749
Fair value measurement of PSARs liability	215	—
Gain from settlement of convertible promissory note	(700)	—
Amortization of other intangible assets	293	250
Deferred income taxes	(12)	76
Increase in inventory reserve	13	1
Other	36	81
Changes in operating assets and liabilities:
Receivables, net	(543)	384
Inventories, net	(171)	1,198
Contract assets	(151)	416
Prepaid expenses and other assets	(6,383)	2,002
Trademarks and trade name	(150)	(125)
Account payable	245	(1,038)
Accrued salaries, wages, and employee benefits	(2,738)	(2,709)
Deferred revenues	(1,813)	(10,426)
Other liabilities and accrued expenses	(1,380)	(96)
Net cash used in operating activities	(14,303)	(11,255)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,111)	(413)
Acquisition of TLA Acquisition Corp, net of cash acquired	(24,830)	—
Net cash used in investing activities	(25,941)	(413)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(835)	(775)
Repayment of convertible notes	(2,800)	—
Net contribution from the Merger and PIPE Financing	100,698	—
Net cash provided by (used in) financing activities	97,063	(775)
Net increase (decrease) in cash and cash equivalents and restricted cash	56,819	(12,443)
Balance, beginning of year	15,560	28,707
Balance, end of period	$72,379	$16,264
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$70,249	$15,300
Restricted cash	2,130	964
Total	$72,379	$16,264
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$888	$109
Cash paid for interest	$3,453	$3,606
NONCASH FINANCING ACTIVITIES
Conversion of convertible notes into common stock	$2,730	$—
Reclassification of stock receivable to treasury stock upon settlement	$4,445	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
PLBY Group, Inc. (the “Company”, “we”, “our” or “us”), known as Mountain Crest Acquisition Corp (“MCAC”) prior to the completion of the Business Combination (defined below), together with its subsidiaries, including Playboy Enterprises, Inc. (“Legacy Playboy”), through which it conducts business, is a global consumer and lifestyle company marketing the Playboy brand through a wide range of direct-to-consumer products, licensing initiatives, digital subscriptions and content, and location-based entertainment.
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Refer to Note 19, Segments.
Acquisition of TLA
On March 1, 2021, we completed the acquisition of 100% of the equity of TLA Acquisition Corp. (“TLA”) for $24.7 million in cash consideration. TLA is the parent company of the Lovers family of stores, a leading omni-channel online and brick-and-mortar sexual wellness chain, with 41 stores in five states. Refer to Note 17, Acquisition, for additional information.
Business Combination
On September 30, 2020, Legacy Playboy entered into an agreement and plan of merger (“Merger Agreement”), with MCAC, MCAC Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of MCAC (“Merger Sub”), and Dr. Suying Liu, the Chief Executive Officer of MCAC. Pursuant to the Merger Agreement, at the closing of the transactions contemplated thereby, Merger Sub would merge with and into Legacy Playboy (the “Merger”) with Legacy Playboy surviving the Merger as a wholly-owned subsidiary of MCAC (the “Business Combination”). Under the Merger Agreement, MCAC agreed to acquire all of the outstanding shares of Legacy Playboy common stock for approximately $381.3 million in aggregate consideration, comprising (i) 23,920,000 shares of MCAC common stock, based on a price of $10.00 per share, subject to adjustment, and (ii) the assumption of no more than $142.1 million of Legacy Playboy net debt. The Merger was subject to certain closing conditions, including stockholder approval, no material adverse effects with respect to Legacy Playboy, and MCAC capital requirements.
In connection with the execution of the Merger Agreement, Legacy Playboy, Sunlight Global Investment LLC (“Sponsor”), and Dr. Suying Liu entered into a stock purchase agreement (the “Insider Stock Purchase Agreement”). Refer to Note 11, Stockholders’ Equity.
On September 30, 2020, concurrently with the execution of the Merger Agreement, MCAC entered into subscription agreements (the “Subscription Agreements”) and registration rights agreements (the “PIPE Registration Rights Agreements”), with certain institutional and accredited investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors collectively subscribed for an aggregate 5,000,000 shares of MCAC common stock at $10.00 per share for aggregate gross proceeds of $50.0 million (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the closing of the Business Combination for net proceeds of $46.8 million.
On February 10, 2021, the Business Combination was consummated, and MCAC (i) issued an aggregate of 20,916,812 shares of its common stock to existing stockholders of Legacy Playboy, (ii) assumed Legacy Playboy options exercisable for an aggregate of 3,560,541 shares of MCAC common stock at a weighted-average exercise price of $5.61 and (iii) assumed the obligation to issue shares in respect of terminated Legacy Playboy restricted stock units (“RSUs”) for an aggregate of 2,045,634 shares of MCAC common stock to be settled one year following the closing date. In addition, in connection with the consummation of the Business Combination, MCAC was renamed “PLBY Group, Inc.” We incurred $1.5 million in transaction costs that were recorded in “additional paid-in capital” upon consummation of the Business Combination.
Legacy Playboy’s options and RSUs that were outstanding as of immediately prior to the closing of the Business Combination (other than an option granted to Ben Kohn on January 31, 2021 to purchase 965,944 shares of Legacy Playboy common stock at an exercise price of $10.52 per share (the “Pre-Closing Option”)) were accelerated and fully vested. Each outstanding option was assumed by MCAC and automatically converted into an option to purchase such number of shares of MCAC’s common stock equal to the product of (x) the merger consideration and (y) the option holder’s respective percentage of the merger consideration. All RSUs that were then outstanding were terminated and will be settled in shares of common stock equal to the product of (x) the merger consideration, and (y) the terminated RSU holder’s respective percentage of the merger consideration.

The Business Combination was accounted for as a reverse recapitalization whereby MCAC, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Playboy was treated as the accounting acquirer. This determination was primarily based on Legacy Playboy having a majority of the voting power of the post-combination company, Legacy Playboy’s senior management comprising substantially all of the senior management of the post-combination company, the relative size of Legacy Playboy compared to MCAC, and Legacy Playboy’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of a capital transaction in which Legacy Playboy is issuing stock for the net assets of MCAC. The net assets of MCAC are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy Playboy. All share, per share and net loss per share amounts prior to the Business Combination have been retroactively restated to reflect the recapitalization.
The following table reconciles the elements of the Merger to the condensed consolidated statement of cash flows and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2021:

Cash - trust account and cash	$54,044
Cash - PIPE Investment	46,844
Less: transaction costs paid in 2021	(190)
Net contributions from Merger and PIPE Investment	100,698
Less: transaction costs paid in 2020	(292)
Less: accrued transaction costs and other liabilities	(1,106)
Merger and PIPE Investment	$99,300
Basis of Presentation
The interim condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
Principles of Consolidation
The interim condensed consolidated financial statements include our accounts and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of March 31, 2021, and the interim condensed consolidated statements of operations, cash flows, and stockholders’ equity for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of March 31, 2021 and our results of operations and cash flows for the three months ended March 31, 2021 and 2020. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three-month periods are also unaudited. The interim condensed consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with Legacy Playboy’s audited financial statements included in the Current Report on Form 8-K/A as filed by us with the Securities and Exchange Commission on March 31, 2021.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
We regularly assess these estimates, including but not limited to, valuation of our trademarks and trade name; the recoverability of editorial inventory; newsstand sales of our publications, pay-per-view and video-on-demand buys, and monthly subscriptions to our television and digital content; the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; and stock-based compensation expense including the determination of the fair value of our stock. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.

Business Combinations
We allocate the consideration transferred to the fair value of assets acquired and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the fair values of these identifiable assets and liabilities is recorded as goodwill. The excess of fair value of the identifiable assets and liabilities over the consideration transferred is recorded as a gain in the consolidated statement of operations. Such valuations require management to make significant estimates and assumptions. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Concentrations of Business and Credit Risk
At various times throughout the period, we maintained cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. We have a licensee that accounted for approximately 13% and 17% of our total net revenues for the three months ended March 31, 2021 and 2020, respectively.
Cash Equivalents
Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.
Restricted Cash
At March 31, 2021 and December 31, 2020, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters.
Accounts Receivable, Net
Trade receivables are reported at their outstanding unpaid balances, less allowances for doubtful accounts. The allowances for doubtful accounts are increased by the recognition of bad debt expense and decreased by charge-offs (net of recoveries) or by reversals to income. We perform periodic evaluations of the adequacy of the allowances based on our past loss experiences and adverse situations that may affect a customer’s ability to pay. A receivable balance is written off when we deem the balance to be uncollectible. The allowance for doubtful accounts was $0.2 million at March 31, 2021 and December 31, 2020.
Inventories
Inventories consist primarily of finished goods and are stated at the lower of cost and net realizable value, using the first-in, first-out (“FIFO”) method.
Licensed Programming and Digital Content Costs
We license content for programming on Playboy Television. The license costs are capitalized and reflected in “prepaid expenses and other current assets” on our consolidated balance sheets. Licensed programming costs are amortized over a two-year period, representing the estimated period of use, with 50% of the cost amortized when the program is initially aired as we typically expect more upfront viewing, and the remaining balance over two years. Amortization of licensed programming costs is recorded in “cost of sales” on our consolidated statements of operations. We review factors impacting the amortization of the licensed programming costs on an ongoing basis.
We conduct impairment testing on programming costs whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset would be reduced by the estimated shortfall of fair value to recorded value. We estimate fair value using a forecasted-discounted cash flow method based in part on our financial results and our expectation of future performance.
Digital content expenditures related to our online content platforms are expensed when the content is published.
Deferred Offering Costs

Legal, accounting and other costs incurred in connection with the Business Combination are capitalized as deferred offering costs in “other noncurrent assets” on the consolidated balance sheet as of December 31, 2020. Capitalized deferred offering costs were $0.7 million at December 31, 2020. On February 10, 2021, upon consummation of the Business Combination, all deferred offering costs incurred through that date were reclassified to additional paid-in capital.

Revenue Recognition
We recognize revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, (“Topic 606”). We recognize revenue when we transfer promised goods or services in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This is determined by following a five-step process which includes (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price, and (5) recognizing revenue when or as we satisfy a performance obligation. In applying the Topic 606 framework, we must apply judgment to determine the nature of the promises within a revenue contract and whether those promises represent distinct performance obligations. In determining the transaction price, we do not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of cumulative revenue when the uncertainty is resolved. Additionally, Topic 606 provides specific guidance for revenue contracts with licenses of intellectual property (“IP”). We evaluate the nature of the license as to whether it provides a right to access or right to use the IP, which then determines whether the revenue is recognized over time or at a point in time. Sales or usage-based royalties received in exchange for licenses of IP are recognized at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales or usage-based royalty has been allocated is satisfied.
Trademark Licensing
We license trademarks under multi-year arrangements with consumer products, online gaming and location-based entertainment businesses. Typically, the initial contract term ranges between one to ten years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual nonrefundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Annual minimum guarantee amounts are billed quarterly, semi-annually, or annually in advance and these payments do not include a significant financing component. Earned royalties in excess of the minimum guarantee (“Excess Royalties”) are payable quarterly. The performance obligation is a license of symbolic IP that provides the customer with a right to access the IP, which represents a stand-ready obligation that is satisfied over time. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize Excess Royalties only when the annual minimum guarantee is exceeded. Generally, Excess Royalties are recognized when they are earned. As the sales reports from licensees are typically not received until after the close of the reporting period, we follow the variable consideration framework and constraint guidance to estimate the underlying sales volume to recognize Excess Royalties based on historical experience and general economic trends. Historical adjustments to recorded estimates have not been material.
Consumer Products
We generate revenue from the sale of intimate and other apparel, Halloween costumes and accessories, primarily through our website and similar channels. We recognize revenue upon delivery of the purchased goods to the buyers as our performance obligation, consisting of the sale of goods, is satisfied at this point in time when control is transferred. Revenue is recognized net of incentives and estimated returns. We periodically offer promotional incentives to customers, including basket promotional code discounts and other credits, that are treated as a reduction of revenue.
A portion of consumer product sales is generated through third-party sellers, who list the product on their websites. These sales are either fulfilled by us or through the third party seller’s fulfillment services. Our shoe sales are fulfilled through drop-ship arrangements, where the vendor will ship directly to our customers. In these arrangements, we are primarily responsible for fulfilling the promise to customers and generally bear the inventory risk, including risk of returned products, and typically have discretion in establishing pricing. We are the principal in these transactions and we recognize gross revenue from product sales upon delivery of the products to end-customers. We recognize the fees retained by the third-party sellers as expenses in cost of sales for inventory provided through drop-shipment arrangements.
We charge shipping fees to customers. Since control transfers to the customer after the shipping and handling activities, we account for these activities as fulfillment activities. All outbound shipping and handling costs are accounted for as fulfillment costs in cost of sales at the time revenue is recognized.
Magazine and Digital Subscriptions
Digital subscription revenue is derived from subscription sales of PlayboyPlus.com and Playboy.tv, which are online content platforms. Digital subscriptions represent a stand-ready obligation to provide continuous access to the platform, which is satisfied ratably over the term of the subscription. We receive fixed consideration shortly before the start of the subscription periods from these contracts, which are primarily sold in monthly, annual, or lifetime subscriptions. Revenues from lifetime subscriptions are recognized ratably over a five-year period, representing the estimated period during which the customer accesses the platforms. Revenues from Playboy magazine and digital subscriptions are recognized ratably over the subscription period. We discontinued publishing Playboy magazine in the first quarter of 2020.

TV and Cable Programming
We license our programming content to certain cable television operators and direct-to-home satellite television operators who pay royalties based on monthly subscriber counts and pay-per-view and video-on-demand buys for the right to distribute our programming under the terms of affiliation agreements. The distinct performance obligations under such affiliation agreements include (i) a continuous transmission service to deliver live linear feeds and, (ii) licenses to our functional IP that are provided over the contract term that provide the operators the right to use our content library as it exists at a point in time. For both performance obligations, our IP is the predominant or sole item to which the royalties relate. Royalties are generally collected monthly and revenue is recognized as earned. The amount of royalties due to us is reported by operators based on actual subscriber and transaction levels. Such information is generally not received until after the close of the reporting period. In these cases, we follow the variable consideration framework and constraint guidance to estimate the number of subscribers and transactions to recognize royalty amounts based on historical experience. Historical adjustments to recorded estimates have not been material. We offer sales incentives through various programs, consisting primarily of co-op marketing. We record advertising with customers as a reduction to revenue unless we receive a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the distinct benefit received, in which case we record it as a marketing expense.
Contract Assets and Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when we have an unconditional right to consideration which will become due solely due to the passage of time. We record a contract asset when revenue is recognized prior to invoicing or payment is contingent upon transfer of control of an unsatisfied performance obligation. We record a contract liability (deferred revenue) when revenue is recognized subsequent to cash collection. For long-term non-cancelable contracts whereby we have begun satisfying the performance obligation, we will record contract assets for the unbilled consideration which is contingent upon our future performance. Contract assets and contract liabilities are netted on a contract-by-contract basis.
Unredeemed Site Credits
Site credits consist of gift cards issued and credits for returned merchandise. Revenue from the issuance of site credits is recognized when the site credit is redeemed by the customer, or when the likelihood of the site credit being redeemed by the customer is remote (breakage). As of March 31, 2021, breakage is recognized for site credits over a period of two years.
Practical Expedients
Payment terms and conditions vary by contract type; however, our terms generally include a requirement of payment within 30 days if not paid in advance. We elected the practical expedient to not assess whether a significant financing component exists if the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service is one year or less.
Additionally, we have applied the practical expedient to not capitalize incremental costs of obtaining a contract if the amortization would be less than 12 months.
Sales Taxes
Sales taxes collected from customers and remitted to various governmental authorities are excluded from the measurement of the transaction price and presented on a net basis in our consolidated statements of operations.
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing, personnel and editorial content costs for Playboy magazine (through March 31, 2020), websites, and Playboy Television, agency fees, branding events and paper, printing, postage and freight costs associated with Playboy magazine (through March 31, 2020), fulfillment activities, and freight-in.
Selling and Administrative
Selling and administrative expenses primarily consist of rent, personnel-related costs including stock-based compensation, and contractor fees for accounting/finance, legal, human resources, information technology and other administrative functions, general marketing and promotional activities, insurance and management fees. Selling and administrative costs are expensed as incurred.
Income Taxes
For interim reporting periods, our provision for income taxes is calculated using our annualized estimated effective tax rate for the year. This rate is based on our estimated full-year income and the related income tax expense for each jurisdiction in which we operate. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income, can affect the effective tax rate. This rate is adjusted for the effects of discrete items occurring in the period.

We are subject to federal and state income taxes in the United States and foreign withholding taxes. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future profitability, the duration of the applicable statutory carryforward periods, and tax planning alternatives. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related deferred tax assets become deductible. The value of our deferred tax assets depends on applicable income tax rates.
We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets. The accounting for deferred tax assets is based upon estimates of future results. Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated financial statements. Changes in existing federal and state tax laws and corporate income tax rates could also affect actual tax results and the realization of deferred tax assets over time.
Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. We have no items of other comprehensive loss. As such, net loss equals comprehensive loss, and a condensed consolidated statement of comprehensive loss is not required.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss attributable to PLBY Group, Inc. stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes — Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted.We adopted this standard on January 1, 2021 with no material impact on our condensed consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which supersedes the guidance in former ASC 840, Leases. This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. In May 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which deferred the effective dates for non-public entities. Therefore, this standard is effective for annual reporting periods, and interim periods within those years, for public entities beginning after December 15, 2018 and for private entities beginning after December 15, 2021. Originally, a modified retrospective transition approach was required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative- effect adjustment to the opening balance of retained earnings in the period of adoption. Entities may elect to apply either approach. There are also a number of optional practical expedients that entities may elect to apply. We are currently assessing the impact of this standard on our consolidated financial statements. We plan to early adopt this standard and record a material right-of-use asset and related lease liability in connection with its implementation during the year ended December 31, 2021.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 and subsequent ASUs issued to update Topic 326 (collectively, “ASC 326”) will be effective for interim and annual periods beginning after December 15, 2022 (January 1, 2023 for us). Early adoption is permitted. We are currently assessing the impact of this standard on our consolidated financial statements.

2. Fair Value Measurement
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 inputs: Based on unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 inputs: Based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 inputs: Based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities, and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
For cash equivalents, receivables and certain other current assets and liabilities, the amounts reported approximate fair value due to their short-term nature. For debt, we believe that the amounts reported approximate fair value based upon the refinancing of our debt in December 2019. Refer to Note 9, Debt, for additional disclosures about our debt. The following table summarizes the fair value of our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
PSARs liability	$—	$—	$1,073	$1,073
Total liabilities	$—	$—	$1,073	$1,073

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
PSARs liability	$—	$—	$858	$858
Total liabilities	$—	$—	$858	$858
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The phantom stock appreciation rights (“PSARs”) liability is remeasured to its fair value each reporting period until its settlement at the end of the four-year vesting period with changes in fair value recorded in “selling and administrative expenses” in the condensed consolidated statements of operations. The fair value of the PSARs is based on the fair value of one unit of the equity of Yandy Holdings, LLC (“Yandy”), our wholly owned subsidiary, which was estimated using a combination of market and income approaches to determine the enterprise value, weighting each approach and applying a discount for lack of marketability. The fair value of each PSAR was estimated based on a Black-Scholes model using the fair value per unit of Yandy’s equity of $50.46 as an input as well as the following: (i) base price of $13.00; (ii) volatility of 29.30%; (iii) expected term of 2.8 years; and (iv) risk-free rate of 0.30%. The assumptions used to estimate the liability are based on estimates and any change in such assumptions could increase or decrease the liability by a material amount. The following table summarizes the change in the fair value of the PSARs liability for the three months ended March 31, 2021 (in thousands):

Fair Value
Balance at December 31, 2020	$858
Change in fair value	215
Balance at March 31, 2021	$1,073

3. Revenue Recognition
Contract Balances
Our contract assets relate to the Trademark Licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $8.5 million and $8.3 million as of March 31, 2021 and December 31, 2020, respectively. Contract liabilities were $54.4 million and $55.0 million as of March 31, 2021 and December 31, 2020, respectively. The changes in such contract balances during the three months ended March 31, 2021 primarily relate to (i) $14.6 million of revenues recognized that were included in gross contract liabilities at December 31, 2020, (ii) a $3.5 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, (iii) $10.1 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional, and (iv) a $1.3 million increase in contract liabilities due to the acquisition of TLA.
Future Performance Obligations
As of March 31, 2021, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $408.0 million, of which $401.0 million relates to Trademark Licensing, $4.9 million relates to Magazine and Digital Subscriptions, and $2.1 million relates to other obligations. Unrecognized revenue of the Trademark Licensing revenue stream will be recognized over the next ten years, of which 60% will be recognized in the first five years. Unrecognized revenue of the Magazine and Digital Subscriptions revenue stream will be recognized over the next five years, of which 56% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended March 31, 2021
	Licensing	Direct-to- Consumer	Digital Subscription and Content	Other	Total
Trademark Licensing	$14,977	$—	$727	$—	$15,704
Magazine and Digital Subscriptions	—	—	2,323	14	2,337
TV and Cable Programming	—	—	2,592		2,592
Consumer Products	—	22,047	—	—	22,047
Total revenues	$14,977	$22,047	$5,642	$14	$42,680

	Three Months Ended March 31, 2020
	Licensing	Direct-to- Consumer	Digital Subscription and Content	Other	Total
Trademark Licensing	$15,644	$—	$708	$—	$16,352
Magazine and Digital Subscriptions	—	—	1,988	645	2,633
TV and Cable Programming	—	—	2,507	—	2,507
Consumer Products	—	10,282	—	—	10,282
Total revenues	$15,644	$10,282	$5,203	$645	$31,774
4. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands):

	March 31, 2021	December 31, 2020
Editorial and other pre-publication costs	$357	$298
Merchandise finished goods	16,953	11,490
Total	$17,310	$11,788

At March 31, 2021 and December 31, 2020, reserves for slow-moving and obsolete inventory related to merchandise finished goods amounted to $0.2 million and $0.2 million, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid agency fees and commissions	$1,706	$2,408
Prepaid foreign withholding taxes	5,066	2,207
Prepaid insurance	3,997	313
Contract assets, current portion	1,842	1,173
Licensed programming costs	491	497
Other	2,955	2,224
Total	$16,057	$8,822
As of March 31, 2021, the unamortized balance of the licensed programming costs will be recognized over two years. We recognized amortization expense of $0.1 million for each of the three months ended March 31, 2021 and 2020.
6. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Furniture and fixtures	$8,669	$7,211
Leasehold improvements	$5,339	$3,543
Total property and equipment, gross	$14,008	$10,754
Less: accumulated depreciation	$(5,915)	$(5,551)
Total	$8,093	$5,203
The aggregate depreciation expense related to property and equipment, net was $0.4 million for the three months ended March 31, 2021 and 2020.
7. Trademarks, Trade Name, Other Intangible Assets and Goodwill
Trademarks and Trade Name
Our indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of $331.5 million and $336.7 of Playboy-branded trademarks and acquired trade names as of March 31, 2021 and December 31, 2020, respectively.
In January 2021, we assessed and adjusted the expected use of our certain acquired trade names. In determining the estimated useful life of acquired trade names, we consider the longevity of the trade name, economic factors and period over which economic benefit is consumed, among other factors. No material impact was recorded during the three months ended March 31, 2021.
Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs of $0.1 million were capitalized during the three months ended March 31, 2021 and 2020.
Other Intangible Assets
Other intangible assets include distribution agreements, photo and magazine archives, licensing agreements, a customer list, and trade names, which we recognized in connection with our business combinations.

The following table sets forth amortizable other intangible assets, net (in thousands):

	Weighted-Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

March 31, 2021
Trade names	10	$9,430	$(168)	$9,262
Distribution agreements	15	3,720	(2,500)	1,220
Photo and magazine archives	10	2,000	(2,000)	$—
Customer list	10	1,180	(148)	1,032
Total		$16,330	$(4,816)	$11,514

	Weighted-Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

December 31, 2020
Distribution agreements	15	$3,720	$(2,438)	$1,282
Photo and magazine archives	10	2,000	(1,967)	33
Licensing agreements	9	5,913	(5,913)	—
Customer list	10	1,180	(118)	1,062
Total		$12,813	$(10,436)	$2,377
The aggregate amortization expense for definite-lived intangible assets was $0.3 million for each of the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, expected amortization expense relating to definite-lived intangible assets for each of the next five years and thereafter is as follows (in thousands):

Remainder of 2021	$983
2022	1,309
2023	1,309
2024	1,309
2025	1,309
Thereafter	5,295
Total	$11,514
Goodwill
The following table sets forth our activity with respect to goodwill (in thousands):

Balance at December 31, 2020	$504
Acquisition of TLA	18,731
Balance at March 31, 2021	$19,235
8. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued interest	$3,805	$3,991
Accrued agency fees and commissions	4,446	5,950
Other	10,469	8,615
Total	$18,720	$18,556

9. Debt
The following table sets forth our debt (in thousands):

	March 31, 2021	December 31, 2020
Term loan, due 2023 (as amended)	$158,223	$159,058
Convertible promissory notes	—	6,230
Total debt	158,223	165,288
Less: unamortized debt issuance costs	(328)	(358)
Total debt, net of unamortized debt issuance costs	157,895	164,930
Less: current portion of term loan	(4,888)	(4,470)
Less: convertible promissory notes	$—	$(6,230)
Total debt, net of current portion	$153,007	$154,230
Term Loan
In June 2014, we borrowed $150.0 million under a four-and-one-half-year term loan maturing on December 31, 2018, at an effective rate of 7.0% from DBD Credit Funding LLC pursuant to a credit agreement (the “Credit Agreement”). Our debt bore interest at a rate per annum equal to the Eurodollar Rate for the interest period in effect plus the applicable margin in effect from time to time. The Eurodollar Rate is the greater of (a) an interest rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) determined by the administrative agent divided by 1 minus the statutory reserves (if any) and (b) 1.25% per annum. From 2016 to 2018, the term loan was amended multiple times to increase the commitment amount, extend the maturity date, set up a debt reserve account and excess cash account, and to revise the quarterly principal payments and applicable margin rates, among other amendments. In December 2018, the term loan was amended again to extend the maturity date to December 31, 2023, to borrow additional amounts, to change the frequency of principal payments from monthly to quarterly, and to update the definition of the Eurodollar Rate. This amendment resulted in the application of extinguishment accounting.
In March 2019, the term loan was amended to adjust the excess cash flow payments commencing with the first Settlement Date (as defined in the Credit Agreement) for the period ending March 31, 2019 and for each Settlement Date thereafter, among other amendments.
In December 2019, the term loan was amended to borrow an additional $12.0 million, to establish new quarterly principal payment amounts and to revise applicable margin rates, among other amendments. We analyzed the amendment to determine whether it was an extinguishment or a modification of the term loan and concluded that it was a modification. We incurred additional financing costs of $0.3 million related to this amendment that were capitalized. Under the amended agreement, the applicable margin for the term loan ranges from 6.00% to 7.75%.
In March 2020, the term loan was amended to establish new quarterly principal payment amounts among other amendments. The amendment was assessed and was accounted for as a modification. We incurred additional financing costs of $0.1 million related to this amendment that were capitalized.
In January 2021, the term loan was amended to defer the excess cash flow payment due in January 2021 to April 2021 among other amendments. The terms of the modified term loan were not considered substantially different and the amendment was accounted for as a modification.
Original issue discounts and deferred financing costs were incurred in connection with the issuance of our debt. Costs incurred in connection with debt are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness and are included in “interest expense” in the consolidated statements of operations. Amortization expense related to deferred financing costs was immaterial for the three months ended March 31, 2021 and 2020. Interest expense related to our debt was $3.3 million and $3.3 million for the three months ended March 31, 2021 and 2020, respectively. The stated interest rate as of March 31, 2021 and December 31, 2020 was 8.25%.
The terms of the Credit Agreement limit or prohibit, among other things, our ability to: incur liens, incur additional indebtedness, make investments, transfer, sell or acquire assets, pay dividends and change the business we conduct. DBD Credit Funding LLC has a lien on all our assets as stated in the Credit Agreement.

The following table sets forth maturities of the principal amount of our term loan as of March 31, 2021 (in thousands):

Remainder of 2021	$3,757
2022	3,758
2023	150,708
Total	$158,223
Convertible Promissory Notes — Creative Artists Agency and Global Brands Group LLP
In August 2018, a convertible promissory note was issued to CAA Brand Management, LLC (“CAA”) for $2.7 million and a convertible promissory note was issued to GBG International Holding Company Limited (“GBG”) for $7.3 million. These notes were noninterest bearing and were convertible into shares of our common stock no later than October 31, 2020, which was extended to December 31, 2020. The terms of these notes were subject to negotiation in December 2020, and in December 2020, we settled the outstanding GBG note at a 20% discount for $5.8 million, resulting in a gain from settlement of $1.5 million. In January 2021, the outstanding note with CAA was converted into 51,857 shares of Legacy Playboy’s common stock, which was exchanged for 290,563 shares of our common stock upon the closing of the Business Combination in February 2021.
Convertible Promissory Note — United Talent Agency, LLC
In March 2018, we issued a convertible promissory note to United Talent Agency, LLC (“UTA”) for $2.0 million. In June 2018, we issued a second convertible promissory note to UTA for $1.5 million. These notes were noninterest bearing and were to be convertible into shares of our common stock no later than October 31, 2020, which was extended to December 31, 2020. In January 2021, the settlement terms of the notes were amended to extend the term to the one-month anniversary of the termination or expiration of the Merger Agreement. In February 2021, the outstanding convertible notes with UTA were settled for $2.8 million resulting in a gain from settlement of $0.7 million.
10. Redeemable Noncontrolling Interest
On April 13, 2015, we sold 25% of the membership interest in our subsidiary, After Dark LLC, to an unaffiliated third party for $1.0 million. As part of the arrangement we granted a put right to this party which provides the right, but not the obligation, to the third party to cause us to purchase all of the third party’s interest in After Dark LLC at the then fair market value. This put right can be exercised on April 13 of each year. Additionally, the put right can be exercised upon a change of control of the Company. To date, the put right has not been exercised, including in connection with the Business Combination. Our controlling interest in this subsidiary requires the operations of this subsidiary to be included in the consolidated financial statements. Noncontrolling interest with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interest) are reported as mezzanine equity on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, between liabilities and equity. Net income or loss of After Dark LLC is allocated to its noncontrolling member interest based on the noncontrolling ownership percentage.
Additionally, the results of operations of the subsidiary that are not attributable to us are shown as “net loss attributable to redeemable noncontrolling interest” in the condensed consolidated statements of operations. There was no change in the balance of the redeemable noncontrolling interest as After Dark LLC did not generate any operating activities for the three months ended March 31, 2021 and 2020.
11. Stockholders’ Equity
Common Stock
The holders of our common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by our Board of Directors (the “Board of Directors”). As of March 31, 2021, no dividends had been declared by the Board of Directors.
Common stock reserved for future issuance consists of the following:

	March 31, 2021	December 31, 2020
Shares available for grant under stock option plans	4,262,364	1,646,518
Options issued and outstanding under stock option plans	3,560,541	2,594,597
Unvested restricted stock units	—	313,976
Vested restricted stock units not yet settled	2,045,634	1,731,658
Convertible promissory note payable to CAA	—	290,563
Unit purchase options	379,486	—
Total common stock reserved for future issuance	10,248,025	6,577,312

Treasury Stock
In connection with the execution of the Merger Agreement, Legacy Playboy, Sponsor, and Dr. Suying Liu entered into the Insider Stock Purchase Agreement, pursuant to which Legacy Playboy purchased 700,000 shares of MCAC’s common stock (the “Initial Shares”) from Sponsor. Subject to the satisfaction of conditions set forth under the Merger Agreement, Sponsor was obligated to transfer the Initial Shares to Legacy Playboy upon the closing of the Merger or, if the Merger Agreement was terminated, upon the consummation of any other business combination. As of December 31, 2020, Legacy Playboy had paid a nonrefundable $4.4 million prepayment, representing the purchase price of the 700,000 Initial Shares, at a price of $6.35 per share. This payment is included as a current asset in the accompanying condensed consolidated balance sheet at December 31, 2020. In February 2021,the Initial Shares were transferred to us upon the closing of the Merger and reclassified from “stock receivable” to “treasury stock” as part of the recapitalization.
In connection with our recapitalization that occurred with the consummation of the Business Combination, we eliminated Legacy Playboy’s previously held treasury stock of 1,164,847 shares. We held 700,000 shares of treasury stock as of March 31, 2021.
12. Stock-Based Compensation
In June 2018, Legacy Playboy adopted its 2018 Equity Incentive Plan (“2018 Plan”), under which 6,287,687 of Legacy Playboy’s common shares were originally reserved for issuance. Our employees, directors, officers, and consultants are eligible to receive nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2018 Plan. All stock options and restricted stock unit awards granted under the 2018 Plan in 2019 and 2020 that were outstanding immediately prior to the consummation of the Business Combination were accelerated and fully vested (other than the Pre-Closing Option), and subsequently converted into options to purchase or the right to receive shares of our common stock as described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies. The impact of the acceleration of the vesting of 829,547 stock options and 288,494 restricted stock unit awards was $3.1 million for the three months ended March 31, 2021.
On February 9, 2021, our stockholders approved the 2021 Equity and Incentive Compensation Plan (“2021 Plan”), which became effective following consummation of the Business Combination. As of March 31, 2021, 4,262,364 shares were authorized for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that begins January 1, 2022, in an amount equal up to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. Following the effectiveness of the 2021 Plan, no further awards will be granted under the 2018 Plan, but the 2018 Plan will remain outstanding and continue to govern outstanding awards granted thereunder. No awards were granted under the 2021 Plan during the three months ended March 31, 2021.
Stock Option Activity
A summary of the stock option activity under the 2018 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2020	2,594,597	$3.79	8.5	$13,791
Granted(1)	965,944	10.52
Forfeited	—	—
Cancelled	—	—
Balance – March 31, 2021	3,560,541	$5.61	8.4	$49,765
Exercisable – March 31, 2021	2,594,597	$3.79	7.9	$41,004
(1)     The options granted during the period were not included in the number of options for which vesting was accelerated as part of the Business Combination.
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of our common stock at March 31, 2021. There were no options exercised during the three months ended March 31, 2021.
The grant date fair value of options that vested during the three months ended March 31, 2021 and 2020 were $2.1 million and $0.4 million, respectively. The options granted during the three months ended March 31, 2021 and 2020 had a weighted-average fair value of $4.63 and $2.02 per share, respectively, at the grant date.

Restricted Stock Units
A summary of restricted stock unit activity under the 2018 Plan is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share

Unvested and outstanding balance at December 31, 2020	313,976	$4.30
Granted	—	—
Vested	(313,976)	4.30
Forfeited	—	—
Unvested and outstanding balance at March 31, 2021	—	$—
The total fair value of restricted stock units that vested during the three months ended March 31, 2021 and 2020 was approximately $1.4 million and $0.4 million, respectively. All 2,045,634 outstanding and fully vested restricted stock units remained unsettled at March 31, 2021 and will be settled one year from the consummation of the Business Combination. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net loss per share for the three months ended March 31, 2021.
Stock Options Granted
To determine the value of stock option awards for stock-based compensation purposes, we used the Black-Scholes option-pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.
Fair value of common stock — Prior to the Business Combination, the fair value of our shares of common stock underlying the awards has historically been determined by the Board of Directors with input from management and contemporaneous third-party valuations, as there was no public market for our common stock. The Board of Directors determined the fair value of the common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, our operating and financial performance, the lack of liquidity of our common stock, transactions in our common stock, and general and industry specific economic outlook, among other factors. Subsequent to the Business Combination, the fair value of our common stock is based on the quoted price of our common stock.
Expected term — For employee awards granted at-the-money, we estimate the expected term based on the simplified method, which is the midpoint between the vesting date and the end of the contractual term for each award since our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For nonemployee awards and employee awards granted out-of-the-money, our best estimate of the expected term is the contractual term of the award.
Volatility — We derive the volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards as we do not have sufficient historical trading history for our stock. We selected companies with comparable characteristics to us, including enterprise value, risk profiles, and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
Risk-free interest rate — The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant, the term of which is consistent with the expected life of the award.
Dividend yield — We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.
We estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended March 31,
	2021	2020
Fair value of common stock	$10.52	$3.94 – $4.17
Expected term, in years	5.86	5.88 – 6.06
Expected volatility	47%	40%
Risk-free interest rate	0.57%	1.45% – 1.46%
Expected dividend yield	0%	0%

Stock-Based Compensation Expense
Stock-based compensation expense under our 2018 Plan was as follows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$—	$5
Selling and administrative expenses	3,498	744
Total	$3,498	$749
At March 31, 2021, total unrecognized compensation expense related to unvested stock option awards was $4.2 million and is expected to be recognized over the remaining weighted-average service period of 2.9 years.
Phantom Stock Appreciation Rights

In September 2020, we established the Yandy Phantom Stock Appreciation Rights Plan (“PSAR Plan”) whereby PSARs are granted to certain executives. PSARs granted under the plan are non-assignable and are cash-settled based on the fair value of a common stock unit of Yandy on a minority, non-marketable basis, on the four-year anniversary of the vesting commencement date. We granted 91,500 PSARs during 2020 which vest over a four-year period, commencing on December 31, 2019, with a one-year cliff and monthly vesting thereafter. The liability associated with the PSARs is remeasured at the end of each reporting period and is recorded within “other concurrent liabilities” on our condensed consolidated balance sheets at its fair value of $1.1 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively.

13. Commitments and Contingencies
Leases
Our principal lease commitments are for office space and operations under several non-cancelable operating leases with contractual terms expiring from 2021 to 2031. Some of these leases contain renewal options and rent escalations.
In 2019, we entered into an agreement to lease space for our corporate headquarters in Los Angeles, which we occupied under a sublease with a third party. The new lease commenced in July 2020 upon the expiration of the sublease and is for a term of approximately 7 years. We had a $2.0 million cash collateralized letter of credit related to the lease as of March 31, 2021 and December 31, 2020.
Yandy’s operating lease for warehousing and office space in Phoenix, Arizona expired in February 2021, following an extension of the original December 2020 expiration. On August 26, 2020, we entered into a non-cancelable operating lease for 51,962 square feet of warehousing and office space in Phoenix, Arizona for Yandy’s operations. The lease commenced on February 1, 2021 and expires on May 31, 2031 with an option to renew for an additional 5 or 10 years at market rates. Rent, which commences in June 2021 after a four-month rent free period, is payable monthly and is subject to annual increases of 3% for a total lease commitment of $4.1 million. Additionally, we are eligible to receive a tenant improvement allowance of up to $0.8 million.
In 2017, we vacated our New York office space and entered into an agreement to sublease the space for a period approximating the remaining term of our lease. This lease expires in 2024.
In connection with the acquisition of TLA, as disclosed in Note 17, Acquisition, we acquired 41 retail stores, which TLA leases and operates in Washington, Oregon, California, Texas and Tennessee for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which TLA, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between 2 and 10 years in length, with the average lease term being approximately 5 years and in many cases include renewal options.
Rental expense associated with operating leases is charged to expense in the year incurred and is included in our condensed consolidated statements of operations. For the three months ended March 31, 2021 and 2020, the rental expense charged to selling, general and administrative expense was $0.8 million and $0.5 million, respectively. And the rental expense charged to cost of sales for the three months ended March 31, 2021 and 2020 was $0.5 million and $0.1 million, respectively.

The following table sets forth the future minimum lease commitments and future sublease income as of March 31, 2021 under operating leases with initial or remaining non-cancelable terms in excess of one year (in thousands):

	Minimum Lease Commitments	Sublease Income
Remainder of 2021	$5,608	$(216)
2022	6,393	(313)
2023	5,409	(322)
2024	4,774	(246)
2025	4,060	—
Thereafter	8,046	—
Total	$34,290	$(1,097)
Legal Contingencies
From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.
In January 2019, a class action suit was initiated against us on behalf of a group of Michigan Playboy magazine subscribers, where the subscribers sued after their personal details were disclosed in violation of the Michigan Preservation of Personal Privacy Act. The parties entered into a Settlement Agreement which was approved, and the court entered a final judgment on August 19, 2020 in the amount of $3.9 million to be paid by us. The amount was paid in September 2020.
On April 1, 2019, a former employee, through counsel, delivered to us a letter which set forth various potential claims against us related to the individual’s former employment with us. A settlement was reached in October 2020 in the amount of $2.6 million. We have employment practices liability insurance for such claims which is capped at $2.5 million. We paid $0.4 million in November 2020, representing the amount of the settlement not covered by the employment practices liability insurance and had a $0.3 million receivable from the insurance provider as of December 31, 2020 and March 31, 2021.
On May 21, 2019, Michael Whalen, as Trustee for the Hugh M. Hefner 1991 Trust (the “Trust”), initiated an arbitration against us asserting that we had breached that certain License Agreement between Hugh M. Hefner (“Mr. Hefner”) and us dated on or about March 4, 2011, wherein Mr. Hefner licensed his image, signature, voice, likeness and other elements of his persona and identity to us. The Trust has also asserted statutory claims against us for the alleged violation of Mr. Hefner’s right of publicity. The parties entered into a Settlement Agreement, dated August 21, 2020, pursuant to which we paid to the Trust $1.8 million to settle this matter in September 2020.
On May 18, 2020, a former employee filed a complaint against us in Los Angeles County Superior Court related to the individual’s former employment with us. A settlement was reached in April 2021 for dismissal of the case upon payment to the complainant of $0.2 million, which is anticipated to be primarily covered by our employment practices liability insurance.
We may periodically be involved in other legal proceedings arising in the ordinary course of business. These matters are not expected to have a material adverse effect on our consolidated financial statements.
COVID-19
In March 2020, the coronavirus, COVID-19, was declared a pandemic by the World Health Organization. The COVID-19 pandemic is disrupting supply chains and affecting production and sales across a range of industries. Although we have not suffered any material adverse consequences to date from the COVID-19 pandemic, the business has been impacted both negatively and positively. The remote working and stay-at-home orders resulted in the closure of the London Playboy Club and retail stores of our licensees, decreasing licensing revenues in the second quarter of 2020, as well as causing supply chain disruption and less efficient product development thereby slowing the launch of new products. However, these negative impacts were offset by an increase in Yandy’s direct-to-consumer sales, which have benefited in part from overall increases in online retail sales so far during the pandemic. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on employees and vendors all of which are uncertain and cannot be predicted. As of the date of these consolidated financial statements, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.

14. Severance Costs
We have incurred severance costs stemming from reducing our headcount as the business has shifted from primarily a print and digital media business, generating advertising and sponsorship revenues, to primarily a commerce business marketing consumer products. We did not incur such costs during the three months ended March 31, 2021. The costs incurred during the three months ended March 31, 2020 resulted from the rightsizing of our business. We recorded severance costs of $0.6 million in “accrued salaries, wages, and employee benefits” and $0.1 million in “other noncurrent liabilities” as of December 31, 2020 on the condensed consolidated balance sheets. Severance costs in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31, 2020
	Corporate	Other	Total
Cost of sales	$—	$8	$8
Selling and administrative expenses	170	—	170
Total severance costs	$170	$8	$178
15. Income Taxes
For the three months ended March 31, 2021 and 2020, our provision for income taxes was a benefit of $2.1 million and an expense of $1.6 million, respectively. The effective tax rate for the three months ended March 31, 2021 and 2020 was 30.1% and 189.1%, respectively. The effective tax rate for the three months ended March 31, 2021 and 2020 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, state taxes, permanent tax adjustments, and movements of the valuation allowance recorded against deferred tax assets that are more likely than not to be realized.
On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The FFCR Act and CARES Act did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2021 and 2020.
On March 11, 2021, the American Rescue Plan (H.R. 1319) was signed into law. The corporate tax provisions included within the bill are not expected to have a material impact on the Company.
16. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Stock options to purchase common stock	3,560,541	2,399,195
Unvested restricted stock units	—	525,177
Convertible promissory notes	—	2,378,753
Total	3,560,541	5,303,125
17. Acquisition
On March 1, 2021, we acquired 100% of the equity of TLA for cash consideration of $24.7 million. TLA is a leading omnichannel online and brick-and-mortar sexual wellness chain, with 41 stores in five states. The primary drivers for the acquisition were to leverage TLA’s brick-and-mortar presence, e-commerce capabilities, attractive brand positioning and customer database.

The following table sets forth the preliminary allocation of the purchase price for TLA to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from TLA (in thousands):

Tangible net assets and liabilities:
Cash	$1,823
Accounts receivable	159
Inventory	5,364
Prepaid expenses and other current assets	330
Property and equipment	2,214
Other noncurrent assets	245
Accounts payable	(1,590)
Accrued salaries, wages, and employee benefits	(517)
Other current liabilities	(3,960)
Deferred revenue	(1,276)
Deferred tax liability	(108)
Unfavorable leasehold interest	(770)
Total net assets	1,914
Intangible assets:
Trade name	4,100
Total intangible assets	4,100
Net assets acquired	6,014
Purchase consideration	24,745
Goodwill	$18,731
The estimated fair value of the assets and liabilities acquired was determined by our management, which considered, among other factors, a valuation report prepared by an independent third-party valuation firm. Trade name consists of the TLA trade name/domain and its fair value was estimated using a relief-from-royalty method. Unfavorable leasehold interest is due to the fair values of acquired lease contracts having contractual rents higher than fair market rents. This liability will be wound down as an offset to rent expense over a 4-year period, which is the average remaining contractual life of the acquired leases.
The total acquisition consideration was greater than the fair value of the net assets acquired resulting in the recognition of goodwill of $18.7 million. The factors that make up the goodwill amount primarily pertain to the value of the expected synergies resulting in strengthening and expansion of our e-commerce and brick-and-mortar market positions.
Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the three months ended March 31, 2021 and 2020, as if the acquisition of TLA had occurred as of January 1, 2020. The unaudited pro forma financial information for the three months ended March 31, 2021 and 2020 reflects (i) the reduction in amortization expense based on fair value adjustments to the intangible assets acquired from TLA; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest acquired from TLA; and (iii) the reversal of interest expense on TLA’s debt that was settled on the acquisition date. Transaction costs incurred by us and TLA were $0.9 million and $0.7 million, respectively, for the three months ended March 31, 2021.The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$42,680	$51,529	$31,774	$41,641
Net loss	$(4,997)	$(3,660)	$(2,409)	$(1,638)

18. Related Party Transactions
During 2011, we entered into a management agreement with an affiliate of one of our stockholders for management and consulting services. Based on the terms of this agreement, management fees were $1.0 million per calendar year. We recorded management fees of $0.3 million for each of the three months ended March 31, 2021 and 2020. There were no amounts due to or due from this affiliate as of March 31, 2021 or December 31, 2020. We terminated this agreement in the first quarter of 2021 upon consummation of the Business Combination.
19. Segments
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Direct-to-Consumer segment derives revenue from sales of consumer products sold through third-party retailers, online direct-to-customer or brick-and-mortar through our recently acquired sexual wellness chain, with 41 stores in five states, as disclosed in Note 17, Acquisition. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, and from trademark licenses for online gaming.
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. Total asset information is not included in the tables below as it is not provided to and reviewed by our CODM. The “All Other” line items in the tables below are primarily attributable to Playboy magazine and brand marketing and these segments do not meet the quantitative threshold for determining reportable segments. We discontinued publishing Playboy magazine in the first quarter of 2020. The “Corporate” line item in the tables below includes certain operating expenses that are not allocated to the reporting segments presented to our CODM. These expenses include legal, human resources, accounting/finance, information technology and facilities. The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies.
The following table sets forth financial information by reportable segment (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenues:
Licensing	$14,977	$15,644
Direct-to-Consumer	22,047	10,282
Digital Subscriptions and Content	5,642	5,203
All Other	14	645
Total	$42,680	$31,774
Operating income (loss):
Licensing	$10,581	$11,115
Direct-to-Consumer	1,675	(1,181)
Digital Subscriptions and Content	3,045	2,417
Corporate	(19,809)	(9,064)
All Other	(31)	(765)
Total	$(4,539)	$2,522

20. Subsequent Events
We evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than described below, we did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
On April 1, 2021, we entered into an Aircraft Purchase Agreement (the “APA”) with an unaffiliated, private, third-party seller (“Seller”). Pursuant to the APA, Seller agreed to sell, transfer and deliver to us, and we agreed to purchase, one used aircraft together with all engines, auxiliary power units, parts, items of equipment, instruments, components and accessories installed therein or thereon (the “Aircraft”), along with certain other assets related to the Aircraft as set forth in the APA. The APA provides for an aggregate purchase price for the Aircraft of $12.0 million, which includes a generally non-refundable deposit of $0.5 million, and the balance of the purchase price to be paid in full at the closing of the sale of the Aircraft. We will also bear the costs of inspecting and testing the Aircraft prior to closing. In addition, the APA includes customary events of default. In the event of a Seller default under the APA, we will generally be entitled to recover our deposit and liquidated damages of $0.3 million. In the event of a Company default under the APA, Seller will be entitled to retain our deposit as liquidated damages.

In April 2021, Chardan Capital Markets, LLC (“Chardan”) exercised its unit purchase option, on a cashless basis, with respect to all 344,988 units thereunder for the issuance of 247,976 shares of our common stock, in accordance with the cashless exercise provisions of the unit purchase option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2021 and 2020 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 and the related notes thereto included in our Current Report on Form 8-K/A filed with the SEC on March 31, 2021, and our Annual Report on Form 10-K filed with the SEC on April 15, 2021. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on April 15, 2021.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, capital structure, dividends, indebtedness, business strategy and plans and objectives of management for future operations, including as they relate to the anticipated effects of the Business Combination. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, including as they relate to the Business Combination,we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting us will be those that we anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the impact of COVID-19 pandemic on our business; (2) the inability to maintain the listing of PLBY Group, Inc.’s shares of common stock on Nasdaq; (3) the risk that the Business Combination, recent acquisitions or any proposed transactions disrupt our current plans and operations, including the risk that we do not complete any such proposed transactions or achieve the expected benefit from them; (4) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, and retain its key employees; (5) costs related to the Business Combination; (6) litigation and regulatory enforcement risks, including changes in applicable laws or regulations, the diversion of management time and attention and the additional costs and demands on our resources; (7) the possibility that we may be adversely affected by other economic, business, and/or competitive factors; (8) expectations regarding our strategies and future financial performance, including its projections, future business plans or objectives, prospective performance and opportunities and competitors, revenues, products, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives and pursue acquisition opportunities; (9) risks related to the organic and inorganic growth of our business and the timing of expected business milestones; (10) the possibility that we may be adversely affected by geopolitical or other economic, business, and/or competitive factors; and (11) other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those under “Part II--Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q or any earlier date specified for such statements. We do not undertake any obligation to update or revise any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

Business Overview
We are a large, global consumer lifestyle company marketing our brands through a wide range of direct-to-consumer products, licensing initiatives, digital subscriptions and content, and location-based entertainment. We reach millions of consumers worldwide with products across four key market categories: Sexual Wellness, including intimacy products and lingerie; Style and Apparel, including a variety of apparel and accessories products for men and women; Gaming and Lifestyle, such as digital gaming, hospitality and spirits; and, Beauty and Grooming, including fragrance, skincare, grooming and cosmetics for women and men.

We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Direct-to-Consumer segment derives its revenue from sales of consumer products sold directly to consumers through our own online channels or through third party retailers. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming which is distributed through various channels, including websites and domestic and international TV, and from trademark licenses for online gaming.

Business Combination with MCAC

On September 30, 2020, Playboy Enterprises, Inc. (“Legacy Playboy”) entered into an agreement and plan of merger (“Merger Agreement”), with our predecessor, Mountain Crest Acquisition Corp, a publicly-traded special purpose acquisition company incorporated in Delaware (“MCAC”), MCAC Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of MCAC (“Merger Sub”), and Dr. Suying Liu, the Chief Executive Officer of MCAC. Pursuant to the Merger Agreement, at the closing of the transactions contemplated thereby, Merger Sub would merge with and into Legacy Playboy (the “Merger”) with Legacy Playboy surviving the Merger as a wholly-owned subsidiary of MCAC (the “Business Combination”). Under the Merger Agreement, MCAC acquired all of the outstanding shares of Legacy Playboy common stock for approximately $381.3 million in aggregate consideration, comprising (i) 23,920,000 shares of MCAC common stock, based on a price of $10.00 per share, subject to adjustment, and (ii) the assumption of no more than $142.1 million of Legacy Playboy net debt (the “Net Debt Target”). The number of shares issued at closing was subject to adjustment at a rate of one share of MCAC common stock for each $10.00 increment that the Net Debt (as defined in the Merger Agreement) is greater than (in which case the number of shares would be reduced) or less than (in which case the number of shares would be increased) the Net Debt Target. The Business Combination closed on February 10, 2021.

Legacy Playboy’s options and restricted stock units (“RSUs”) that were outstanding as of immediately prior to the closing of the Business Combination ,other than the Pre-Closing option granted to Legacy Playboy’s Chief Executive Officer in January 2021, were accelerated and fully vested. Each outstanding option was assumed by MCAC and automatically converted into an option to purchase such number of shares of our common stock equal to the product of (x) the merger consideration and (y) the option holder’s respective percentage of the merger consideration. All RSUs that were then outstanding were terminated and shall be subsequently paid, in settlement, in shares of common stock equal to the product of (x) the merger consideration, and (y) the terminated RSU holder’s respective percentage of the merger consideration.

In connection with the execution of the Merger Agreement, Legacy Playboy, Sunlight Global Investment LLC (“Sponsor”), and Dr. Suying Liu entered into a stock purchase agreement pursuant to which Legacy Playboy purchased 700,000 shares of MCAC’s common stock (the “Initial Shares”) from Sponsor. The Sponsor transferred the Initial Shares to Legacy Playboy upon the closing of the Merger and the Initial Shares were recorded as treasury stock on the condensed consolidated balance sheet.

In connection with the Merger, MCAC also entered into subscription agreements (the “Subscription Agreements”) and registration rights agreements (the “PIPE Registration Rights Agreements”), each dated as of September 30, 2020, with certain institutional and accredited investors, pursuant to which, among other things, MCAC agreed to issue and sell, in a private placement immediately prior to the closing of the Business Combination, an aggregate of 5,000,000 shares of common stock for $10.00 per share (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the closing of the Business Combination for net proceeds of $46.8 million.

On February 10, 2021, the Business Combination was consummated and MCAC (i) issued an aggregate of 20,916,812 shares of its common stock to existing stockholders of Legacy Playboy, (ii) assumed Legacy Playboy options exercisable for an aggregate of 3,560,541 shares of MCAC common stock at a weighted-average exercise price of $5.61 and (iii) assumed the obligation to issue shares in respect of terminated Legacy Playboy RSUs for an aggregate of 2,045,634 shares of MCAC common stock to be settled one year following the closing date. In addition, in connection with the consummation of the Business Combination, MCAC was renamed “PLBY Group, Inc.” and started trading on the Nasdaq on February 11, 2021.

The Business Combination was accounted for as a reverse recapitalization whereby MCAC, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Playboy was treated as the accounting acquirer. This determination was primarily based on Legacy Playboy having a majority of the voting power of the post-combination company, Legacy Playboy’s senior management comprising substantially all of the senior management of the post-combination company, the relative size of Legacy Playboy compared to MCAC, and Legacy Playboy’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of a capital transaction in which Legacy Playboy was issued stock for the net assets of MCAC. The net assets of MCAC are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy Playboy.

Acquisition of TLA
On March 1, 2021, we completed the acquisition of 100% of the equity of TLA Acquisition Corp. (“TLA”) for $24.7 million in cash consideration. TLA is the parent company of the Lovers family of stores, a leading omni-channel online and brick and mortar sexual wellness chain, with 41 stores in five states. The primary drivers for the acquisition were to leverage TLA’s brick-and-mortar presence, e-commerce capabilities, attractive brand positioning and customer database. TLA’s operating results are consolidated with our results beginning on March 1, 2021. Therefore, the consolidated results of operations for the three months ended March 31, 2021 may not be comparable to the same period in 2020.

Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.”
Expanding the Consumer Products Business through Owned and Operated Products and Channels
We are accelerating our growth in company-owned and branded consumer products in attractive and expanding markets in which we have a proven history of brand affinity and consumer spend. Additionally, we have acquired and launched this past year our own direct-to-consumer online sales channels, yandy.com, loversstores.com and pleasureforall.com, in addition to playboy.com, to further accelerate the sales of these products. However, our new product and new distribution strategies are in their early stages and will take time to fully develop.
Reduced Reliance on China Licensing Revenues
We have enjoyed substantial success in licensing our trademarks in China where we are a leading men’s apparel brand and where licensing revenues have grown year-over-year. However, as a result of this success, the percentage of total net revenue attributable to China licensing had become 44.4% of our total revenue by the end of 2019. With the acquisition of Yandy in December 2019 and TLA in March 2021 and the ramp up of North American consumer product sales, that percentage reduced to 23.4% for the three months ended March 31, 2021, despite higher China licensing revenues, and we expect it will continue to become a smaller percentage of total net revenue in the future as North American consumer product sales, largely through direct-to-consumer channels, accelerates.
Seasonality of Our Consumer Product Sales Results in Stronger Fourth Quarter Revenues
A combination of online Halloween costume sales and holiday sales toward the end of the year typically result in higher revenues and profit in our fourth quarter, particularly at Yandy. Historically, October sales of costumes have resulted in significantly higher revenues than in other months, but are also coming under increasing pressure from competition in this category. We expect investment and growth in expanding the consumer products category and distribution will likely accelerate the strong fourth quarter seasonality of the business in the future.
Attractive Merger and Acquisition Opportunities are Increasing
Building on our successful acquisition and integration of Yandy in late 2019 and TLA in March of 2021, we continue to identify and assess potentially advantageous merger, acquisition and investment opportunities. We will continue focusing on potential tuck-in opportunities to complement our organic growth with potential for larger, strategic mergers and acquisitions initiatives over the long-term. We believe our mergers and acquisitions strategy will be supported by our operating cash flow and balance sheet flexibility.
Impact of COVID-19 on our Business
In March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus known as COVID-19. The COVID-19 pandemic is disrupting supply chains and affecting production and sales across a range of industries. Currently, we have not suffered material adverse consequences as a result of the COVID-19 pandemic, but the extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 pandemic may impact our future financial condition or results of operations is uncertain.
We have focused on protecting our employees, customers and vendors to minimize potential disruptions while managing through this pandemic. We took the following specific actions starting in 2020:
•In mid-March 2020, temporarily closed the offices in both the Los Angeles, CA and Phoenix, AZ locations;
•Made work at home accommodations for office employees;
•Maintained operations in the Phoenix warehousing and fulfillment facility, but split the warehouse employees into teams working on alternating days to reduce headcount by half working in the warehouse on any one day and required and enforced social distancing, required masks to be worn at all times, increased the frequency of wiping down counters and equipment with disinfectant, required frequent handwashing and provided additional hand sanitizer;

•Limited company-related travel;
•Amended our credit facility to defer amortization payments for the quarters ended June 30, 2020 and September 30, 2020, to 2021 and eliminated excess cash flow (principal) payments during those two quarters; and,
•Deferred payroll taxes to 2021/2022 under the Coronavirus Aid, Relief and Economic Security Act of 2020.
Although we have not suffered any material adverse consequences to date from the COVID-19 pandemic, the business has been impacted both negatively and positively. The remote working and stay-at-home orders resulted in the closure of the London Playboy Club and retail stores of our licensees, decreasing licensing revenues in the second quarter of 2020, as well as causing supply chain disruption and less efficient product development thereby slowing the launch of new products. However, these negative impacts were offset by an increase in Yandy’s direct-to-consumer sales, which have benefited in part from overall increases in online retail sales so far during the pandemic.
How We Assesses the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of the business are revenues, salaries and benefits, and selling and administrative expenses. To help assess performance with these key indicators, we use Adjusted EBITDA as a non-GAAP financial measure. We believe this non-GAAP measure provides useful information to investors and expanded insight to measure revenue and cost performance as a supplement to the GAAP consolidated financial statements. See the “EBITDA and Adjusted EBITDA” section below for reconciliations of Adjusted EBITDA to net loss, the closest GAAP measure.
Components of Results of Operations
Revenues
We generate revenue from trademark licenses for third-party consumer products, online gaming and location-based entertainment businesses in addition to sales of consumer products sold through third-party retailers or online direct-to-customer and from the subscription of our programming which is distributed through various channels, including websites and domestic and international television.
Trademark Licensing
We license trademarks under multi-year arrangements to consumer products, online gaming and location-based entertainment businesses. Typically, the initial contract term ranges between one to ten years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual non-refundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Earned royalties received in excess of the minimum guarantee (“Excess Royalties”) are typically payable quarterly. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognizes Excess Royalties only when the annual minimum guarantee is exceeded. Generally, Excess Royalties are recognized when they are earned.
Consumer Products
Revenue from sales of online apparel and accessories, including sales through third-party sellers, is recognized upon delivery of the goods to the customer. Revenue is recognized net of incentives and estimated returns. We periodically offer promotional incentives to customers, which include basket promotional code discounts and other credits, which are recorded as a reduction of revenue.
Magazine and Digital Subscriptions
Digital subscription revenue is derived from subscription sales of playboyplus.com and playboy.tv, which are online content platforms. We receive fixed consideration shortly before the start of the subscription periods from these contracts, which are primarily sold in monthly, annual, or lifetime subscriptions. Revenues from lifetime subscriptions are recognized ratably over a five-year period, representing the estimated period during which the customer accesses the platforms. Revenues from Playboy magazine and digital subscriptions are recognized ratably over the subscription period. We discontinued publishing Playboy magazine in the first quarter of 2020.
TV and Cable Programming
We license programming content to certain cable television operators and direct-to-home satellite television operators who pay royalties based on monthly subscriber counts and pay-per-view and video-on-demand buys for the right to distribute our programming under the terms of affiliation agreements. Royalties are generally collected monthly and recognized as revenue as earned.
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment, agency fees, personnel and editorial content costs for Playboy magazine (through March 31, 2020), websites, and Playboy Television, branding events and paper, printing, postage and freight costs associated with Playboy magazine (through March 31, 2020).

Selling and Administrative Expenses
Selling and administrative expenses primarily consist of rent, personnel costs including stock-based compensation, and contractor fees for accounting/finance, legal, human resources, information technology and other administrative functions, general marketing and promotional activities and insurance.
Related Party Expenses
Related party expenses consist of management fees paid to an affiliate of one of our stockholders for management and consulting services.
Nonoperating Income (Expense)
Interest expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs.
Other, Net
Other, net consists primarily of other miscellaneous nonoperating items, such as bank charges and foreign exchange gains or losses as well as non-recurring transaction fees. Other, net for the three months ended March 31, 2021 also includes a $0.7 million gain from settlement of convertible promissory notes payable to United Talent Agency, LLC (“UTA”) at a 20% discount.
Provision for Income Taxes
The provision for income taxes consists of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Net revenues	$42,680	$31,774	$10,906	34.3%
Costs and expenses
Cost of sales	(20,398)	(16,279)	(4,119)	25.3%
Selling and administrative expenses	(26,571)	(12,723)	(13,848)	108.8%
Related party expenses	(250)	(250)	—	—%
Total costs and expenses	(47,219)	(29,252)	(17,967)	61.4%
Operating (loss) income	(4,539)	2,522	(7,061)	*
Nonoperating income (expense):
Interest expense	(3,297)	(3,342)	45	(1.3)%
Other income (expense), net	745	(13)	758	*
Total nonoperating expense	(2,552)	(3,355)	803	(23.9)%
Loss before income taxes	(7,091)	(833)	(6,258)	*
Benefit (expense) from income taxes	2,094	(1,576)	3,670	*
Net loss	(4,997)	(2,409)	(2,588)	*
Net loss attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to PLBY Group, Inc.	$(4,997)	$(2,409)	$(2,588)	*
_________________
*Not meaningful

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net revenues	100%	100%
Costs and expenses
Cost of sales	(48)	(51)
Selling and administrative expenses	(62)	(40)
Related party expenses	(1)	(1)
Total costs and expenses	(111)	(92)
Operating (loss) income	(11)	8
Nonoperating income (expense):
Investment income	—	—
Interest expense	(8)	(11)
Other income (expense), net	2	—
Total nonoperating expense	(6)	(11)
Loss before income taxes	(17)	(3)
Benefit (expense) from income taxes	5	(5)
Net loss	(12)	(8)
Net loss attributable to redeemable noncontrolling interest	—	—
Net loss attributable to PLBY Group, Inc.	(12)%	(8)%
Net Revenues
Net revenues increased by $10.9 million, or 34%, from $31.8 million during the three months ended March 31, 2020 to $42.7 million during the three months ended March 31, 2021. Excluding net revenues from TLA of $5.3 million during the three months ended March 31, 2021, the increase was $5.6 million and was primarily due to a $6.5 million increase in direct-to-consumer revenues.
Cost of Sales
Cost of sales increased by $4.1 million, or 25%, from $16.3 million during the three months ended March 31, 2020 to $20.4 million during the three months ended March 31, 2021. Excluding TLA’s cost of sales of $3.8 million during the three months ended March 31, 2021, cost of sales increased by $0.3 million as a result of higher expenses related to the increased direct-to-consumer revenues partially offset by expenses in 2020 related to Playboy magazine.
Selling and Administrative Expenses
Selling and administrative expenses increased by $13.8 million, or 109%, from $12.7 million during the three months ended March 31, 2020 to $26.6 million during the three months ended March 31, 2021. Excluding TLA’s selling and administrative expenses of $0.9 million during the three months ended March 31, 2021, selling and administrative expenses increased by $12.8 million primarily due to $6.3 million of non-recurring items related to the Business Combination, including a $2.7 million increase in stock-based compensation expense, and the acquisition of TLA. Additionally, we had increased costs related to M&A transaction expenses, ongoing costs attributable to acquired businesses, and expenses associated with being a newly public company. Also contributing to the increase was a $1.7 million increase in direct-to-consumer expenses largely related to the related increase in revenues.
Related Party Expenses
Related party expenses remained flat from the three months ended March 31, 2020 to the three months ended March 31, 2021.
Nonoperating Income (Expense)
Interest Expense
Interest expense remained consistent during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, and was $3.3 million during the three months ended March 31, 2020 and March 31, 2021.

Other Income (Expense), Net
Other income (expense), net changed by $0.8 million from expense of $0.01 million for the three months ended March 31, 2020 to income of $0.7 million for the three months ended March 31, 2021 primarily due to $0.7 million gain from settlement of convertible promissory notes recognized during the three months ended March 31, 2021, as we settled the convertible promissory note payable to UTA at a 20% discount.
Provision for Income Taxes
Provision for income taxes changed by $3.7 million, or more than 100% from expense of $1.6 million during the three months ended March 31, 2020 to a benefit of $2.1 million during the three months ended March 31, 2021. The change was primarily due to a $2.0 million foreign withholding tax benefit in 2021 compared to foreign withholding tax expense of $1.5 million in 2020.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measure is useful in evaluating our operational performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net income or loss before interest, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other special items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, investors should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
In addition to adjusting for non-cash stock-based compensation, we typically adjust for nonoperating expenses and income, such as management fees paid to our largest stockholder, merger related bonus payments, non-recurring special projects including the implementation of internal controls and the expense associated with reorganization and severance resulting in the elimination or right-sizing of specific business activities or operations as we transform from a print and digital media business to a commerce centric business. We also adjust for nonrecurring and nonoperating expenses.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. Investors should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(4,997)	$(2,409)
Adjusted for:
Interest expense	3,297	3,342
Provision for income taxes	(2,094)	1,576
Depreciation and amortization	728	641
EBITDA	(3,066)	3,150
Adjusted for:
Stock-based compensation	3,498	749
Reduction in force expenses	—	997
Nonrecurring items	6,040	1,615
Management fees and expenses	250	250
Nonoperating (income) expenses	—	59
Adjusted EBITDA	$6,722	$6,820

•Reduction in force-related expense adjustments for the three months ended March 31, 2020 include severance expense related to lay-offs associated with a reorganization of the television and digital subscription businesses, as part of an overall right-sizing and consolidation of those activities as the business transforms from a print and digital media business to primarily a commerce business.
•Nonrecurring items adjustments for the three months ended March 31, 2021 are primarily related to bonus payments in connection with the merger, as well as consulting, advisory and other costs relating to non-recurring items and special projects, including, the implementation of internal controls over financial reporting, merger transaction costs and executive search costs.
•Nonrecurring items adjustments for the three months ended March 31, 2020 relate to amortization of a one-time non-cash inventory valuation step-up as part of the purchase accounting resulting from the acquisition of Yandy.
•Management fees and expenses adjustments for both periods represent fees paid to our largest shareholder.
•Nonoperating expense adjustments for the three months ended March 31, 2020 include investment income and other miscellaneous items.
Segments
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Our segment disclosure is based on our intention to provide the users of our consolidated financial statements with a view of the business from our perspective. We operate our business in three primary operating and reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Licensing operations include the licensing of one or more of our trademarks and/or images for consumer products and location-based entertainment businesses. Direct-to-Consumer operations include consumer products sold through third-party retailers or online direct-to-customer. Digital Subscriptions and Content operations include the licensing of one or more of our trademarks and/or images for online gaming and the marketing and sales of programming under the Playboy brand name, which is distributed through various channels, including domestic and international television.
The following are our results of financial performance by segment for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net revenues:
Licensing	$14,977	$15,644
Direct-to-Consumer	22,047	10,282
Digital Subscriptions and Content	5,642	5,203
All Other	14	645
Total	$42,680	$31,774
Operating income (loss):
Licensing	10,581	11,115
Direct-to-Consumer	1,675	(1,181)
Digital Subscriptions and Content	3,045	2,417
Corporate	(19,809)	(9,064)
All Other	(31)	(765)
Total	$(4,539)	$2,522
Licensing
Net revenues decreased by $0.6 million, or 4.3% to $15.0 million for the three months ended March 31, 2021 compared to $15.6 million for the three months ended March 31, 2020. The decrease was primarily due to the accelerated revenue recognition in 2020 related to a terminated license agreement partially offset by higher royalties in 2021 resulting from a collaboration in the U.S.
Operating income decreased by $0.5 million, or 4.8% to $10.6 million for the three months ended March 31, 2021 compared to $11.1 million for the three months ended March 31, 2020. The decrease was primarily attributable to the decrease in revenues.
Direct-to-Consumer
Net revenues increased by $11.7 million, or more than 100% to $22.0 million for the three months ended March 31, 2021 compared to $10.3 million for the three months ended March 31, 2020. The increase was attributable to the acquisition of TLA on March 1, 2021, combined with overall higher e-commerce revenues.

The operating loss changed by $2.9 million, or more than 100% from $1.2 million operating loss for the three months ended March 31, 2020 to $1.7 million operating income for the three months ended March 31, 2021. The change was primarily attributable to the overall higher e-commerce revenues and the acquisition of TLA, which generated $0.8 million in operating income, partially offset by related higher expenses.
Digital Subscriptions and Content
Net revenues increased by $0.4 million, or 8.4% to $5.6 million for the three months ended March 31, 2021 compared to $5.2 million for the three months ended March 31, 2020. The increase was primarily attributable to increased digital subscription revenue for Playboy’s web sites.
Operating income increased by $0.6 million, or 26.0% to $3.0 million for the three months ended March 31, 2021 compared to $2.4 million for the three months ended March 31, 2020. The increase was primarily attributable to the increase in revenues.
All Other
Net revenues decreased by $0.6 million, or 97.8% to $0.01 million for the three months ended March 31, 2021 compared to $0.6 million for the three months ended March 31, 2020. The decrease was primarily attributable to Playboy magazine subscription and newsstand revenues in 2020 which we did not have in 2021 due to the cessation of publishing the magazine in the first quarter of 2020.
The operating loss decreased by $0.8 million, or 95.9% to $0.03 million for the three months ended March 31, 2021 compared to a loss of $0.8 million for the three months ended March 31, 2020. The decrease was primarily attributable to editorial, printing and shipping costs for Playboy magazine, which ceased publication with the spring 2020 issue.
Corporate
Corporate expenses increased by $10.7 million, or more than 100% to $19.8 million for the three months ended March 31, 2021 compared to $9.1 million for the three months ended March 31, 2020. The increase in expense was primarily attributable to $6.3 million of non-recurring items related to the Business Combination, including a $2.7 million increase in stock-based compensation expense, and the acquisition of TLA. Additionally, we had increased costs related to M&A transaction expenses, ongoing costs attributable to acquired businesses, and expenses associated with being a newly public company.
Liquidity and Capital Resources
Sources of Liquidity
Our main source of liquidity is cash generated from operating and financing activities, which primarily includes cash derived from revenue generating activities and proceeds from the issuance of debt including term loans, promissory notes and convertible promissory notes. As of March 31, 2021, our principal source of liquidity was our cash in the amount of $70.2 million which is primarily held in operating and deposit accounts. Although consequences of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors such as those discussed above, we believe our existing sources of liquidity will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as the COVID-19 pandemic, changes in our circumstance or unforeseen events or conditions, or fund organic or inorganic growth opportunities. In the event that additional financing is required from third party sources, we may not be able to raise it on acceptable terms or at all.

Debt
Term Loan
In June 2014, we borrowed $150.0 million under a term loan maturing on December 31, 2018 (the “Term Loan”), at an effective rate of 7.0% from DBD Credit Funding LLC pursuant to a credit agreement (the “Credit Agreement”). The interest rate of the Term Loan is equal to the Eurodollar Rate for the interest period in effect plus the applicable margin in effect from time to time. The Eurodollar Rate is the greater of (a) an interest rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) determined by the administrative agent divided by 1 minus the statutory reserves (if any) and (b) 1.25% per annum. In 2016 and 2017, the Credit Agreement was amended to extend the maturity date to June 30, 2019 and to revise the quarterly principal payments and applicable margin rates. We made a penalty-free principal prepayment of $35.0 million in 2016 and increased the loan amount by $6.5 million in 2017. During the second and third quarter of 2018, we entered into multiple amendments to the Credit Agreement to establish a new commitment amount of $21.0 million, to revise the applicable margin rate and to extend the maturity date to December 31, 2020. In December 2018, the Credit Agreement was further amended to revise the applicable margin rate and extend the maturity date to December 31, 2023. Additionally, we borrowed an additional $40.5 million as well as established new quarterly principal payment amounts. The December amendment was accounted for as an extinguishment of debt resulting in the recognition of a loss of $4.0 million for the year ended December 31, 2018. In December 2019, the Credit Agreement was amended to borrow an additional $12.0 million and revise applicable margin rates. In March 2020, the Credit Agreement was amended to establish new quarterly principal payment amounts among other amendments. The amendment was assessed and was accounted for as a modification. We incurred additional financing costs of $0.1 million related to this amendment that were capitalized. The interest rate on the Term Loan was 8.25% and 8.25% as of March 31, 2021 and December 31, 2020, respectively.
Promissory Notes — Creative Artists Agency and Global Brands Group
In December 2016, we entered into a global consumer products licensing agency representation agreement with Creative Artists Agency — Global Brands Group LLP (“CAA-GBG”). Concurrently, we borrowed $13.0 million from CAA-GBG pursuant to the terms of a promissory note. The promissory note was noninterest bearing and was to be repaid in monthly installments in an amount equal to 11.00% of the monthly collections under the representation agreement beginning in 2017 and ending in 2021. In August 2018, we and CAA-GBG agreed to terminate the original promissory note and issue convertible promissory notes with the principal amounts equal to the outstanding amount of the original promissory note. A convertible promissory note was issued to CAA Brand Management, LLC (“CAA”) for $2.7 million and a convertible promissory note was issued to GBG International Holding Company Limited (“GBG”) for $7.3 million. These notes were noninterest bearing and were convertible into shares of our common stock no later than October 31, 2020, which was extended to December 31, 2020. In December 2020, we repaid the outstanding principal balance of the GBG note at a 20% discount resulting in a gain on settlement of $1.5 million. In January 2021, the outstanding note with CAA was converted into 51,857 shares of Legacy Playboy’s common stock, which was exchanged for 290,563 shares of our common stock upon the closing of the Business Combination in February 2021.
Convertible Promissory Notes — United Talent Agency
In March and June 2018, we issued convertible promissory notes to UTA for an aggregate principal amount of $3.5 million. These notes were noninterest bearing and were convertible into shares of our common stock no later than October 31, 2020, which was extended to December 31, 2020. In January 2021, the settlement terms of the outstanding notes were amended to extend the term to the one-month anniversary of the termination or expiration of the Merger Agreement. In February 2021, we repaid the outstanding principal balance of the notes at a 20% discount resulting in a gain on settlement of $0.7 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,303)	$(11,255)
Investing activities	(25,941)	(413)
Financing activities	97,063	(775)
Net increase (decrease) in cash and cash equivalents and restricted cash	$56,819	$(12,443)

Cash Flows from Operating Activities
Net cash used in operating activities was $14.3 million for three months ended March 31, 2021. This was primarily driven by net loss of $5.0 million adjusted for non-cash charges of $3.8 million and net cash outflows from changes in operating assets and liabilities of $13.1 million. The non-cash charges primarily consisted of $3.5 million in stock-based compensation, a $0.2 million change in fair value of PSAR liability and $0.7 million of depreciation and amortization expense, partially offset by $0.7 million of gain from the settlement of the UTA convertible promissory notes. The net cash outflows from changes in operating assets and liabilities of $13.1 million were primarily due to a decrease in other liabilities and accrued expenses of $1.4 million, a decrease in deferred revenue of $1.8 million, a decrease in accrued salaries, wages, and employee benefits of $2.7 million, an increase in prepaid expenses and other assets of $6.4 million and an increase in receivables of $0.5 million, partially offset by an increase in accounts payable of $0.2 million.
Net cash used in operating activities was $11.3 million for the three months ended March 31, 2020. This was primarily driven by a net loss of $2.4 million adjusted for non-cash charges of $1.5 million and net cash outflows from changes in operating assets and liabilities of $10.4 million. The non-cash charges primarily consisted of $0.7 million stock-based compensation, $0.6 million depreciation and amortization expense and a $0.1 million increase in deferred income taxes. The net cash outflows from changes in operating assets and liabilities of $10.4 million were primarily due to a decrease in deferred revenues of $10.4 million, a decrease in accounts payable of $1.0 million, a decrease in accrued salaries, wages, and employee benefits of $2.7 million, and a decrease in other liabilities and accrued expenses of $0.1 million, partially offset by a decrease in receivables of $0.4 million, a decrease in inventories of $1.2 million, and a decrease in prepaid expenses and other assets of $2.0 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $25.9 million for the three months ended March 31, 2021, which was primarily due to the acquisition of TLA of $24.8 million and purchases of property and equipment of $1.1 million.
Net cash used in investing activities was $0.4 million for the three months ended March 31, 2020, which was primarily due to purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $97.1 million for the three months ended March 31, 2021, which was primarily due to net cash acquired from the Business Combination and PIPE Investment of $100.7 million, offset by the repayment of the UTA convertible notes of $2.8 million, and the repayment of borrowings of $0.8 million.
Net cash used in financing activities was $0.8 million for the three months ended March 31, 2020, which was primarily due to the repayment of borrowings of $0.8 million.
Contractual Obligations
There have been no material changes to our contractual obligations from December 31, 2020, as disclosed in our audited consolidated financial statements included in our Current Report on Form 8-K/A filed on March 31, 2021, other than the lease commitments assumed in connection with our acquisition of TLA, refer to Note 13, Commitments and Contingencies included elsewhere in this Quarterly Report for more information.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Estimates and judgments used in the preparation of our consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products, economic conditions and other current and future events, such as the impact of the COVID-19 pandemic. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the three months ended March 31, 2021, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Current Report on Form 8-K/A filed with the SEC on March 31, 2021.

Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (the “JOBS Act”). The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We expect to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.
We are also a “smaller reporting company”, meaning that, as of the last business day of our most recently completed second fiscal quarter, the market value of our stock held by non-affiliates was less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year before the last business day of our most recently completed second fiscal quarter. We may continue to be a smaller reporting company if, on the applicable testing date, either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021 and December 31, 2020, we had cash of $70.2 million and $13.4 million, respectively, and restricted cash and cash equivalents of $2.1 million and $2.1 million, respectively, primarily consisting of interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
As of March 31, 2021 and December 31, 2020, we had an outstanding Term Loan of $158.2 million and $159.1 million, respectively, that bears interest at a rate of 8.25% and 8.25% as of March 31, 2021 and December 31, 2020, respectively. A hypothetical 10% change in the interest rate on our Term Loan for all periods presented would not have a material impact on our consolidated financial statements.
Credit Risk
At various times throughout the year, we maintained cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. We had a licensee that accounted for approximately 13% and 17% of our net revenues for the three months ended March 31, 2021 and 2020, respectively.
Foreign Currency Risk
There was no material foreign currency risk for the three months ended March 31, 2021 and 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, the Company made changes to certain internal controls to reflect the operations of the Company and its consolidated subsidiaries as a result of the Business Combination and becoming a public company.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. See Note 13, Commitments and Contingencies--Legal Contingencies, within the notes to our unaudited condensed consolidated financial statements for a summary of legal proceedings, in addition to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed with the SEC on April 15, 2021.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under the heading “Part I – Item 1A. Risk Factors.” Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
In connection with the Business Combination, MCAC entered into Subscription Agreements with certain PIPE Investors, pursuant to which MCAC issued and sold to the PIPE Investors, in a private placement closed immediately prior to the closing of the Business Combination, 5,000,000 shares of common stock at $10.00 per share, for an aggregate purchase price of $50,000,000.
At the closing of the Business Combination on February 10, 2021, MCAC (i) issued an aggregate of 20,916,812 shares of common stock to existing stockholders of Legacy Playboy, (ii) assumed Legacy Playboy options exercisable for an aggregate of 3,560,541 shares of common stock at a weighted average exercise price of $5.61 and (iii) assumed the obligation to issue shares in respect of terminated Legacy Playboy restricted stock units for an aggregate of 2,045,634 shares of common stock to be settled approximately one year following the closing of the Business Combination.
Upon the consummation of the Business Combination, Craig-Hallum Capital Group LLC and Roth Capital Partners LLC each received 100,000 shares of common stock as compensation for advisory services rendered to MCAC, including in their role as placement agents in the PIPE investment pursuant to an agreement, dated July 22, 2020, which was subsequently amended to join Roth Capital Partners, LLC on September 30, 2020. The services were completed as of September 30, 2020.
All securities stated above were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder as they were sold in a private placement to accredited investors.
In April 2021, Chardan Capital Markets, LLC exercised the unit purchase option in full, on a cashless basis, with respect to an aggregate of 344,988 units for the issuance of an aggregate 247,976 shares of common stock of the Company, in accordance with the cashless exercise provisions of the unit purchase option and pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of PLBY Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

3.2	Amended and Restated Bylaws of PLBY Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.1
Amended and Restated Registration Rights Agreement, dated as of February 10, 2021, by and among PLBY Group, Inc., Suying Liu, Dong Liu, Nelson Haight, Todd Milbourn, Wenhua Zhang, RT-ICON Holdings LLC, and each of the other shareholders of Playboy Enterprises, Inc. whose names are listed on Exhibit A thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.2
Investor Rights Agreement, dated as of February 10, 2021, by and among PLBY Group, Inc. and RT-ICON Holdings LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.3
Voting Agreement, dated as of February 10, 2021, by and among PLBY Group, Inc., RT-ICON Holdings LLC and Drawbridge Special Opportunities Fund LP (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.4	PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)
10.5^
Eleventh Amendment to the Credit Agreement and Waiver, dated as of January 4, 2021, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., Y Acquisition Co. LLC, China Products Licensing, LLC, Yandy Enterprises LLC., DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.6†
Offer Letter, dated as of December 20, 2012, by and between Playboy Enterprises, Inc. and David Israel, as amended on February 8, 2021 (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.7†
Employment Agreement, dated as of January 31, 2021, by and between Playboy Enterprises, Inc. and Ben Kohn (as assumed by PLBY Group, Inc.) (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.8†
Employment Agreement, dated as of February 10, 2021, by and between Playboy Enterprises, Inc. and Chris Riley (as assumed by PLBY Group, Inc.) (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.9†
Offer Letter, dated as of January 23, 2021, by and between Playboy Enterprises, Inc. and Florus Beuting, as amended on February 8, 2021 (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.10†
Form of Indemnification Agreement, by and between PLBY Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.11†
PLBY Group, Inc. Non-Employee Director Compensation Policy, effective February 10, 2021 (incorporated by reference to Exhibit 10.27 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.12†
Employment Agreement, dated February 11, 2021, between PLBY Group, Inc. and Lance Barton (incorporated by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

10.13†	Form of Option/RSU Acknowledgement and Lock-up Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)
10.14
Agreement, dated January 10, 2021, by and between Playboy Enterprises, Inc. and CAA Brand Management, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 28, 2021)

10.15^*	Stock Purchase Agreement, dated January 31, 2021, by and between Playboy Enterprises, Inc. and TLA Acquisition Corp.
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
*Filed herewith.
** This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of PLBY Group, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
^     Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
†    Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLBY GROUP, INC.

Date: May 13, 2021	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: May 13, 2021	By:	/s/ Lance Barton
	Name:	Lance Barton
	Title:	Chief Financial Officer (principal financial officer)