Form 10-Q
period 2021-06-30
PLBY Group, Inc.
filed 2021-08-16
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of August 13, 2021 was 40,794,096.

i

PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$49,851	$34,557	$92,531	$66,331
Costs and expenses
Cost of sales	(23,675)	(19,096)	(42,699)	(35,648)
Selling and administrative expenses	(29,616)	(13,277)	(57,561)	(25,727)
Related party expenses	—	(250)	(250)	(500)
Total costs and expenses	(53,291)	(32,623)	(100,510)	(61,875)
Operating (loss) income	(3,440)	1,934	(7,979)	4,456
Nonoperating income (expense):
Interest expense	(2,253)	(3,314)	(5,550)	(6,656)
Loss on extinguishment of debt	(1,217)	—	(1,217)	—
Other (expense) income, net	(3)	42	742	29
Total nonoperating expense	(3,473)	(3,272)	(6,025)	(6,627)
Loss before income taxes	(6,913)	(1,338)	(14,004)	(2,171)
Benefit (expense) from income taxes	(2,003)	(2,278)	91	(3,854)
Net loss	(8,916)	(3,616)	(13,913)	(6,025)
Net loss attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to PLBY Group, Inc.	$(8,916)	$(3,616)	$(13,913)	$(6,025)
Net loss per share, basic and diluted	$(0.24)	$(0.16)	$(0.42)	$(0.27)
Weighted-average shares used in computing net loss per share, basic and diluted	36,736,446	22,199,098	33,298,957	22,093,444
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$255,529	$13,430
Restricted cash	—	2,130
Receivables, net of allowance for doubtful accounts	6,770	6,601
Inventories, net	18,263	11,788
Stock receivable	—	4,445
Prepaid expenses and other current assets	14,215	8,822
Total current assets	294,777	47,216
Restricted cash	2,130	—
Property and equipment, net	20,925	5,203
Intangible assets, net	342,812	339,032
Goodwill	16,814	504
Contract assets, net of current portion	14,667	7,159
Other noncurrent assets	12,657	13,013
Total assets	$704,782	$412,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,467	$8,678
Accrued salaries, wages, and employee benefits	2,377	4,870
Deferred revenues, current portion	10,644	11,159
Long-term debt, current portion	2,093	4,470
Convertible promissory notes	—	6,230
Other current liabilities and accrued expenses	19,359	18,556
Total current liabilities	49,940	53,963
Deferred revenues, net of current portion	42,891	43,792
Long-term debt, net of current portion	159,438	154,230
Deferred tax liabilities, net	73,797	74,909
Other noncurrent liabilities	5,160	2,422
Total liabilities	331,226	329,316
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 39,228,956 shares issued and 38,528,956 shares outstanding as of June 30, 2021; 20,626,249 shares issued and outstanding as of December 31, 2020	4	2
Treasury stock, at cost, 700,000 shares and 0 shares as of June 30, 2021 and December 31, 2020	(4,445)	—
Additional paid-in capital	470,134	161,033
Accumulated deficit	(91,929)	(78,016)
Total stockholders’ equity	373,764	83,019
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$704,782	$412,127
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares		Amount		Treasury Stock		Additional Paid-in Capital		Accumulated Deficit		Total
Balance at December 31, 2020, as previously reported	3,681,185		$36		$(23,453)		$184,452		$(78,016)		$83,019
Retroactive application of recapitalization	16,945,064		(34)		23,453		(23,419)		—		—
Balance at December 31, 2020, effect of reverse acquisition (Note 1)	20,626,249		2		—		161,033		(78,016)		83,019
Conversion of convertible promissory note	290,563		—		—		2,730		—		2,730
Business Combination and PIPE financing	12,644,168		1		(4,445)		99,299		—		94,855
Stock-based compensation expense and vesting of restricted stock units	—		—		—		3,498		—		3,498
Net loss	—		—		—		—		(4,997)		(4,997)
Balance at March 31, 2021	33,560,980		3		(4,445)		266,560		(83,013)		179,105
Issuance of common stock in public offering	4,720,000		1		—		202,894		—		202,895
Shares issued in connection with unit purchase options, net exercised	247,976		—		—		—		—		—
Adjustment to transaction costs related to the Business Combination	—		—		—		319		—		319
Stock-based compensation expense and vesting of restricted stock units	—		—		—		361		—		361
Net loss	—		—		—		—		(8,916)		(8,916)
Balance at June 30, 2021	38,528,956	—	$4	$—	$(4,445)	$—	$470,134	$—	$(91,929)	$—	$373,764

	Common Stock
	Shares		Amount		Treasury Stock		Additional Paid-in Capital		Accumulated Deficit		Total
Balance at December 31, 2019, as previously reported	3,681,185		$36		$(23,453)		$181,464		$(72,745)		$85,302
Retroactive application of recapitalization	16,945,064		(34)		23,453		(23,419)		—		—
Balance at December 31, 2019, effect of reverse acquisition (Note 1)	20,626,249		2		—		158,045		(72,745)		85,302
Stock-based compensation expense and vesting of restricted stock units	—		—		—		749		—		749
Net loss	—		—		—		—		(2,409)		(2,409)
Balance at March 31, 2020	20,626,249		2		—		158,794		(75,154)		83,642
Stock-based compensation expense and vesting of restricted stock units	—		—		—		1,345		—		1,345
Net loss	—		—		—		—		(3,616)		(3,616)
Balance at June 30, 2020	20,626,249	—	$2	—	$—	—	$160,139	—	$(78,770)	—	$81,371
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(13,913)	$(6,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,142	781
Stock-based compensation	3,859	2,094
Loss on extinguishment of debt	1,217	—
Gain from settlement of convertible promissory note	(700)	—
Amortization of intangible assets	620	393
Deferred income taxes	(1,113)	151
Other	82	(242)
Changes in operating assets and liabilities:
Receivables, net	(3,269)	(40)
Inventories, net	1,139	2,239
Contract assets	(7,238)	(412)
Prepaid expenses and other assets	(5,423)	2,029
Accounts payable	5,838	(686)
Accrued salaries, wages, and employee benefits	(3,010)	(1,307)
Deferred revenues	(1,416)	(3,822)
Other assets and liabilities	567	592
Net cash used in operating activities	(21,618)	(4,255)
Cash Flows From Investing Activities
Purchases of property and equipment	(14,663)	(463)
Proceeds from disposals of property and equipment	4	—
Cash paid for acquisitions, net of cash acquired	(23,093)	—
Net cash used in investing activities	(37,752)	(463)
Cash Flows From Financing Activities
Net proceeds from public offering of stock	202,895	—
Net proceeds from issuance of long-term debt	169,000	—
Payment of financing costs	(8,479)	(97)
Repayment of long-term debt	(159,058)	(775)
Repayment of convertible notes	(2,800)	—
Net contribution from the Merger and PIPE Financing	99,911	—
Net cash provided by (used in) financing activities	301,469	(872)
Net increase (decrease) in cash and cash equivalents and restricted cash	242,099	(5,590)
Balance, beginning of period	15,560	28,707
Balance, end of period	$257,659	$23,117
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$255,529	$22,151
Restricted cash	2,130	966
Total	$257,659	$23,117
Supplemental Disclosures
Cash paid for income taxes	$2,392	$1,909
Cash paid for interest	$8,302	$6,886
Supplemental Disclosure of Non-cash Activities
Purchases of property and equipment	$422	$—
Conversion of convertible notes into common stock	$2,730	$—
Reclassification of stock receivable to treasury stock upon settlement	$4,445	$—

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
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Refer to Note 19, Segments.
Business Combination
On September 30, 2020, Legacy Playboy entered into an agreement and plan of merger (“Merger Agreement”), with MCAC, MCAC Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of MCAC (“Merger Sub”), and Dr. Suying Liu, the Chief Executive Officer of MCAC. Pursuant to the Merger Agreement, at the closing of the transactions contemplated thereby, Merger Sub would merge with and into Legacy Playboy (the “Merger”) with Legacy Playboy surviving the Merger as a wholly-owned subsidiary of MCAC (the “Business Combination”). Under the Merger Agreement, MCAC agreed to acquire all of the outstanding shares of Legacy Playboy common stock for approximately $381.3 million in aggregate consideration, comprised of (i) 23,920,000 shares of MCAC common stock, based on a price of $10.00 per share, subject to adjustment, and (ii) the assumption of no more than $142.1 million of Legacy Playboy net debt. The Merger was subject to certain closing conditions, including stockholder approval, no material adverse effects with respect to Legacy Playboy, and MCAC capital requirements.
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
On February 10, 2021, the Business Combination was consummated, and MCAC (i) issued an aggregate of 20,916,812 shares of its common stock to existing stockholders of Legacy Playboy, (ii) assumed Legacy Playboy options exercisable for an aggregate of 3,560,541 shares of MCAC common stock at a weighted-average exercise price of $5.61 and (iii) assumed the obligation to issue shares in respect of terminated Legacy Playboy restricted stock units (“RSUs”) for an aggregate of 2,045,634 shares of MCAC common stock to be settled one year following the closing date. In addition, in connection with the consummation of the Business Combination, MCAC was renamed “PLBY Group, Inc.” We incurred $1.2 million in transaction costs that were recorded in “additional paid-in capital” upon consummation of the Business Combination.
Legacy Playboy’s options and RSUs that were outstanding as of immediately prior to the closing of the Business Combination (but not an option granted to Ben Kohn on January 31, 2021 to purchase 965,944 shares of our common stock at an exercise price of $10.52 per share (the “Pre-Closing Option”)) were accelerated and fully vested. Each outstanding option was assumed by MCAC and automatically converted into an option to purchase such number of shares of MCAC’s common stock equal to the product of (x) the merger consideration and (y) the option holder’s respective percentage of the merger consideration. All RSUs that were then outstanding were terminated and will be settled in shares of common stock equal to the product of (x) the merger consideration, and (y) the terminated RSU holder’s respective percentage of the merger consideration.
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

The following table reconciles the elements of the Merger to the condensed consolidated statement of cash flows and the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2021 (in thousands):

Cash - trust account and cash	$54,044
Cash - PIPE Investment	46,844
Less: transaction costs paid in 2021	(977)
Net contributions from Merger and PIPE Investment	99,911
Less: transaction costs paid in 2020	(292)
Merger and PIPE Investment	$99,619
Acquisition of TLA
On March 1, 2021, we completed the acquisition of 100% of the equity of TLA Acquisition Corp. (“TLA”) for $24.9 million in cash consideration. TLA is the parent company of the Lovers family of stores, a leading omni-channel online and brick-and-mortar sexual wellness chain, with 41 stores in five states. Refer to Note 17, Acquisition, for additional information.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of June 30, 2021, and the interim condensed consolidated statements of operations, cash flows, and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of June 30, 2021 and our results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The interim condensed consolidated results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with Legacy Playboy’s audited financial statements included in the Current Report on Form 8-K/A as filed by us with the Securities and Exchange Commission (“SEC”) on March 31, 2021.
Reclassifications
Certain prior period amounts on the condensed consolidated statement of operations have been reclassified for consistency with the current period presentation. Such reclassifications were immaterial.
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
Concentrations of Business and Credit Risk
At various times throughout the period, we maintained cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. We have a licensee that accounted for approximately 11% and 16% of our total net revenues for the three months ended June 30, 2021 and 2020, respectively, and 12% and 16% of our total net revenues for the six months ended June 30, 2021 and 2020, respectively.
Cash Equivalents
Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.
Restricted Cash
At June 30, 2021 and December 31, 2020, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters.
Accounts Receivable, Net
Trade receivables are reported at their outstanding unpaid balances, less allowances for doubtful accounts. The allowances for doubtful accounts are increased by the recognition of bad debt expense and decreased by charge-offs (net of recoveries) or by reversals to income. We perform periodic evaluations of the adequacy of the allowances based on our past loss experiences and adverse situations that may affect a customer’s ability to pay. A receivable balance is written off when we deem the balance to be uncollectible. The allowance for doubtful accounts was $0.2 million at June 30, 2021 and December 31, 2020.
Inventories
Inventories consist primarily of finished goods and are stated at the lower of cost and net realizable value, using the first-in, first-out (“FIFO”) method.
Licensed Programming and Digital Content Costs
We license content for programming on Playboy Television. The license costs are capitalized and reflected in prepaid expenses and other current assets on our consolidated balance sheets. Licensed programming costs are amortized over a two-year period, representing the estimated period of use, with 50% of the cost amortized when the program is initially aired as we typically expect more upfront viewing, and the remaining balance over two years. Amortization of licensed programming costs is recorded in cost of sales on our consolidated statements of operations. We review factors impacting the amortization of the licensed programming costs on an ongoing basis.
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
Deferred Offering Costs

Legal, accounting and other costs incurred in connection with the Business Combination are capitalized as deferred offering costs in other noncurrent assets on the consolidated balance sheet as of December 31, 2020. Capitalized deferred offering costs were $0.7 million at December 31, 2020. On February 10, 2021, upon consummation of the Business Combination, all deferred offering costs incurred through that date were reclassified to additional paid-in capital.

Revenue Recognition
We recognize revenue when we transfer promised goods or services in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This is determined by following a five-step process which includes (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price, and (5) recognizing revenue when or as we satisfy a performance obligation. We apply judgment to determine the nature of the promises within a revenue contract and whether those promises represent distinct performance obligations. In determining the transaction price, we do not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of cumulative revenue when the uncertainty is resolved. We evaluate the nature of the license as to whether it provides a right to access or right to use the intellectual property (“IP”), which then determines whether the revenue is recognized over time or at a point in time. Sales or usage-based royalties received in exchange for licenses of IP are recognized at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales or usage-based royalty has been allocated is satisfied.
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
Consumer Products
We generate revenue from the sale of intimate and other apparel, Halloween costumes and accessories, primarily through our direct-to-consumer channels (e-commerce sites and brick-and-mortar retail stores). We recognize e-commerce revenue upon delivery of the purchased goods to the buyers as our performance obligation, consisting of the sale of goods, is satisfied at this point in time when control is transferred. We recognize retail store revenue at a point in time when a store satisfies a performance obligation and transfers control of the product to the customer. Our revenues are recognized net of incentives and estimated returns. We periodically offer promotional incentives to customers, including basket promotional code discounts and other credits, that are treated as a reduction of revenue.
A portion of consumer product sales is generated through third-party sellers, who list the product on their websites. These sales are either fulfilled by us or through the third-party seller’s fulfillment services.We recognize the fees retained by the third-party sellers as expenses in cost of sales for inventory provided through drop-shipment arrangements.
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

TV and Cable Programming
We license our programming content to certain cable television operators and direct-to-home satellite television operators who pay royalties based on monthly subscriber counts and pay-per-view and video-on-demand buys for the right to distribute our programming under the terms of affiliation agreements. The distinct performance obligations under such affiliation agreements include (i) a continuous transmission service to deliver live linear feeds and (ii) licenses to our functional IP that are provided over the contract term that provide the operators the right to use our content library as it exists at a point in time. For both performance obligations, our IP is the predominant or sole item to which the royalties relate. Royalties are generally collected monthly and revenue is recognized as earned. The amount of royalties due to us is reported by operators based on actual subscriber and transaction levels. Such information is generally not received until after the close of the reporting period. In these cases, we follow the variable consideration framework and constraint guidance to estimate the number of subscribers and transactions to recognize royalty amounts based on historical experience. Historical adjustments to recorded estimates have not been material. We offer sales incentives through various programs, consisting primarily of co-op marketing. We record advertising with customers as a reduction to revenue unless we receive a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the distinct benefit received, in which case we record it as a marketing expense.
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
Unredeemed Site Credits
Site credits consist of gift cards issued and credits for returned merchandise. Revenue from the issuance of site credits is recognized when the site credit is redeemed by the customer. We also recognize revenue for the breakage related to unredeemed site credits.
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
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing, personnel and editorial content costs for Playboy magazine (through March 31, 2020), websites, and Playboy Television, agency fees, branding events and paper, printing, customer shipping and handling expenses, fulfillment activities, and freight-in.
Selling and Administrative
Selling and administrative expenses primarily consist of corporate office and retail store occupancy costs, personnel-related costs including stock-based compensation, and contractor fees for accounting/finance, legal, human resources, information technology and other administrative functions, general marketing and promotional activities, insurance and management fees. Selling and administrative costs are expensed as incurred.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes — Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. We adopted this standard on January 1, 2021 with no material impact on our condensed consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which supersedes the guidance in former ASC 840, Leases. This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. In May 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which deferred the effective dates for non-public entities. Therefore, this standard is effective for annual reporting periods, and interim periods within those years, for public entities beginning after December 15, 2018 and for private entities beginning after December 15, 2021. Originally, a modified retrospective transition approach was required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative- effect adjustment to the opening balance of retained earnings in the period of adoption. Entities may elect to apply either approach. There are also a number of optional practical expedients that entities may elect to apply. We are currently assessing the impact of this standard on our consolidated financial statements. We will adopt this standard and record a material right-of-use asset and related lease liability in connection with its implementation no later than its effective date of January 1, 2022.
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
For cash equivalents, receivables and certain other current assets and liabilities, the amounts reported approximate fair value due to their short-term nature. For debt, we believe that the amounts reported approximate fair value based upon the refinancing of our debt in May 2021. Refer to Note 9, Debt, for additional disclosures about our debt. The following table summarizes the fair value of our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
PSARs liability	$—	$—	$726	$726
Total liabilities	$—	$—	$726	$726

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
PSARs liability	$—	$—	$858	$858
Total liabilities	$—	$—	$858	$858
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The phantom stock appreciation rights (“PSARs”) liability is remeasured to its fair value each reporting period until its settlement at the end of the four-year vesting period with changes in fair value recorded in “selling and administrative expenses” in the condensed consolidated statements of operations. The fair value of the PSARs is based on the fair value of one unit of the equity of Yandy Holdings, LLC (“Yandy”), our wholly-owned subsidiary, which was estimated using a combination of market and income approaches to determine the enterprise value, weighting each approach and applying a discount for lack of marketability. The fair value of each PSAR was estimated based on a Black-Scholes model using the fair value per unit of Yandy’s equity of $50.46 as an input as well as the following: (i) base price of $13.00; (ii) volatility of 29.30%; (iii) expected term of 2.51 years; and (iv) risk-free rate of 0.36%. The assumptions used to estimate the liability are based on estimates and any change in such assumptions could increase or decrease the liability by a material amount. The following table summarizes the change in the fair value of the PSARs liability for the six months ended June 30, 2021 (in thousands):

Fair Value
Balance at December 31, 2020	$858
Change in fair value	(132)
Balance at June 30, 2021	$726
The decrease in fair value of the PSARs for the six months ended June 30, 2021 was primarily due to a portion of total PSAR liability being forfeited pursuant to a separation agreement with an employee. Subsequent to June 30, 2021, we entered into agreements with all employees holding the remaining PSARs, pursuant to which all outstanding PSARs are to be forfeited in full and converted into restricted stock units.
3. Revenue Recognition
Contract Balances
Our contract assets relate to the Trademark Licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $15.6 million and $8.3 million as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities were $53.5 million and $55.0 million as of June 30, 2021 and December 31, 2020, respectively. The changes in such contract balances during the six months ended June 30, 2021 primarily relate to (i) $27.9 million of revenues recognized that were included in gross contract liabilities at December 31, 2020, (ii) a $2.7 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, (iii) $23.7 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional, (iv) a $1.3 million increase in contract liabilities due to the acquisition of TLA, and (v) a $7.4 million increase in contract assets due to certain trademark licensing contract modification.

Contract assets were $8.4 million and $8.0 million as of June 30, 2020 and December 31, 2019, respectively. Contract liabilities were $47.7 million and $51.6 million as of June 30, 2020 and December 31, 2019, respectively. The changes in such contract balances during the six months ended June 30, 2020 primarily relate to (i) $27.5 million of revenues recognized that were included in gross contract liabilities at December 31, 2019, (ii) a $2.3 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, and (iii) $21.0 million of contract assets reclassified into accounts receivable as a result of rights to consideration becoming unconditional.
Future Performance Obligations
As of June 30, 2021, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $393.1 million, of which $387.0 million relates to Trademark Licensing, $5.4 million relates to Magazine and Digital Subscriptions, and $0.7 million relates to other obligations. Unrecognized revenue of the Trademark Licensing revenue stream will be recognized over the next ten years, of which 61% will be recognized in the first five years. Unrecognized revenue of the Magazine and Digital Subscriptions revenue stream will be recognized over the next five years, of which 55% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
Our revenue is recognized over time, with the exception of Consumer Products, for which revenue is recognized at a point in time. The following table disaggregates revenue by type (in thousands):

	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021
	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total
Trademark Licensing	$15,370	$—	$591	$—	$15,961	$30,347	$—	$1,318	$—	$31,665
Magazine and Digital Subscriptions	—	—	2,275	1,005	3,280	—	—	4,598	1,019	5,617
TV and Cable Programming	—	—	2,433	163	2,596	—	—	5,025	163	5,188
Consumer Products	—	28,014	—	—	28,014	—	50,061	—	—	50,061
Total revenues	$15,370	$28,014	$5,299	$1,168	$49,851	$30,347	$50,061	$10,941	$1,182	$92,531

	Three Months Ended June 30, 2020					Six Months Ended June 30, 2020
	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total
Trademark Licensing	$13,773	$—	$564	$—	$14,337	$29,417	$—	$1,272	$—	$30,689
Magazine and Digital Subscriptions	—	—	2,159	62	2,221	—	—	4,147	707	4,854
TV and Cable Programming	—	—	2,436	692	3,128	—	—	4,943	692	5,635
Consumer Products	—	14,871	—	—	14,871	—	25,153	—	—	25,153
Total revenues	$13,773	$14,871	$5,159	$754	$34,557	$29,417	$25,153	$10,362	$1,399	$66,331
4. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands):

	June 30, 2021	December 31, 2020
Editorial and other pre-publication costs	$161	$298
Merchandise finished goods	18,102	11,490
Total	$18,263	$11,788
At June 30, 2021 and December 31, 2020, reserves for slow-moving and obsolete inventory related to merchandise finished goods amounted to $1.1 million and $0.2 million, respectively.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid agency fees and commissions	$1,553	$2,408
Prepaid foreign withholding taxes	3,542	2,207
Prepaid insurance	2,719	313
Contract assets, current portion	903	1,173
Licensed programming costs	573	497
Security deposits	2,150	—
Other	2,775	2,224
Total	$14,215	$8,822
As of June 30, 2021, the unamortized balance of the licensed programming costs will be recognized over 1.8 years. We recognized amortization expense of $0.1 million for each of the three months ended June 30, 2021 and 2020. Amortization expense for each of the six months ended June 30, 2021 and 2020 was $0.2 million.
6. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Furniture and fixtures	$8,446	$7,211
Aircraft	12,720	—
Leasehold improvements	5,928	3,543
Total property and equipment, gross	$27,094	$10,754
Less: accumulated depreciation	(6,169)	(5,551)
Total	$20,925	$5,203
In April 2021, we purchased an aircraft for an aggregate purchase price of $12.7 million, including $0.7 million of costs related to inspecting and testing the aircraft prior to purchase. The aircraft is being amortized on a straight-line basis over its estimated useful life of seven years.
The aggregate depreciation expense related to property and equipment, net was $0.7 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.
7. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of $331.6 million and $336.7 million of Playboy-branded trademarks and acquired trade names as of June 30, 2021 and December 31, 2020, respectively.
In January 2021, we assessed and adjusted the expected use of our certain acquired trade names. In determining the estimated useful life of acquired trade names, we consider the longevity of the trade name, economic factors and period over which economic benefit is consumed, among other factors. No material impact was recorded during the three and six months ended June 30, 2021.
Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs of $0.2 million were capitalized during each of the three months ended June 30, 2021 and 2020. Registration and renewal costs of $0.3 million were capitalized during each of the six months ended June 30, 2021 and 2020.

Our amortizable intangible assets consisted of the following (in thousands):

	Weighted-Average Life (Years)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount

June 30, 2021
Trade names	10	$9,430		$(403)		$9,027
Distribution agreements	15	3,720		(2,563)		1,157
Photo and magazine archives	10	2,000	—	(2,000)	—	—
Customer list	10	1,180		(177)		1,003
Total		$16,330		$(5,143)		$11,187

	Weighted-Average Life (Years)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount

December 31, 2020
Distribution agreements	15	$3,720		$(2,438)		$1,282
Photo and magazine archives	10	2,000		(1,967)		33
Licensing agreements	9	5,913		(5,913)		—
Customer list	10	1,180		(118)		1,062
Total		$12,813		$(10,436)		$2,377
The aggregate amortization expense for definite-lived intangible assets was $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, expected amortization expense relating to definite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Remainder of 2021	$655
2022	1,309
2023	1,309
2024	1,309
2025	1,309
Thereafter	5,296
Total	$11,187
Goodwill
Changes in the carrying value of goodwill for the six months ended June 30, 2021 were as follows (in thousands):

Balance at December 31, 2020	$504
Acquisition of TLA	16,310
Balance at June 30, 2021	$16,814
8. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued interest	$1,075	$3,991
Accrued agency fees and commissions	3,821	5,950
Accrual related to shares issuable pursuant to trademark licensing agreement	2,500	—
Other	11,963	8,615
Total	$19,359	$18,556

9. Debt
The following table sets forth our debt (in thousands):

	June 30, 2021	December 31, 2020
Term loan, due 2023	$—	$159,058
Term loan, due 2027 (as refinanced)	160,000	—
Aircraft term loan, due 2026	9,000	—
Convertible promissory notes	—	6,230
Total debt	169,000	165,288
Less: unamortized debt issuance costs	(2,578)	(358)
Less: unamortized debt discount	(4,891)	—
Total debt, net of unamortized debt issuance costs and debt discount	161,531	164,930
Less: current portion of debt	(2,093)	(4,470)
Less: convertible promissory notes	—	(6,230)
Total debt, net of current portion	$159,438	$154,230
Term Loan
2014 Term Loan
In June 2014, we borrowed $150.0 million under a four-and-one-half-year term loan maturing on December 31, 2018, at an effective rate of 7.0% from DBD Credit Funding LLC pursuant to a credit agreement (the “Credit Agreement”). In December 2019, the term loan was amended to borrow an additional $12.0 million. Our debt bore interest at a rate per annum equal to the Eurodollar Rate for the interest period in effect plus the applicable margin in effect from time to time. The Eurodollar Rate is the greater of (a) an interest rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) determined by the administrative agent divided by 1 minus the statutory reserves (if any) and (b) 1.25% per annum. From 2016 to 2020, the term loan was amended multiple times to increase the commitment amount, extend the maturity date to December 31, 2023, set up a debt reserve account and excess cash account, and to revise the quarterly principal payments and applicable margin rates, among other amendments.
In March 2020, the term loan was amended to establish new quarterly principal payment amounts among other amendments. The amendment was assessed and was accounted for as a modification. We incurred additional financing costs of $0.1 million related to this amendment that were capitalized.
In January 2021, the term loan was amended to defer the excess cash flow payment due in January 2021 to April 2021 among other amendments. The terms of the modified term loan were not considered substantially different and the amendment was accounted for as a modification. On May 25, 2021, the Credit Agreement was repaid in full and terminated upon completion of the refinancing described below.
New Term Loan

In May 2021, we consummated the refinancing of the term loan facility (the “Refinancing”), which was scheduled to expire on December 31, 2023. Pursuant to the Refinancing’s new Credit and Guaranty Agreement (the “New Credit Agreement”) with Acquiom Agency Services LLC, as the administrative agent and collateral agent, we obtained a new $160 million senior secured term loan (the “New Term Loan”), which was fully funded at the closing of the refinancing. In connection with the refinancing, we were required to pay off the prior term loan facility with an outstanding principal balance of approximately $154.7 million, as well as certain fees and expenses in connection with such payoff. We financed the payoff of the prior facility with proceeds from the New Term Loan.

As a result of the refinancing, we recognized a loss on the early extinguishment of debt of $1.2 million during the three and six months ended June 30, 2021, due to $1.0 million of fees which were expensed as incurred in connection with the refinancing, as well as the write-off of $0.2 million of unamortized debt discount and deferred financing fees as a result of such refinancing.

The New Term Loan has a six year term and matures in May of 2027. The New Term Loan accrues interest at LIBOR plus 5.75%, with a LIBOR floor of 0.50%. The interest rate applicable to borrowings under the New Term Loan may subsequently be adjusted on periodic measurement dates provided for under the new credit agreement based on the type of loans borrowed by us and our total leverage ratio at such time. The New Term Loan requires quarterly amortization payments of $0.4 million, commencing on September 30, 2021, with the balance becoming due at maturity.

Refer to Note 20, Subsequent Events, for information regarding an amendment to the New Credit Agreement on August 11, 2021.
Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft (the “Aircraft Term Loan”). The stated interest rate was 6.25% as of June 30, 2021. The Aircraft Term Loan requires monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021. We incurred $0.1 million of financing costs related to the Aircraft Term Loan, which were capitalized.

Original issue discounts and deferred financing costs were incurred in connection with the issuance of our term loans. Costs incurred in connection with debt are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness and are included in “interest expense” in the consolidated statements of operations. Amortization expense related to deferred financing costs was immaterial for the three and six months ended June 30, 2021 and 2020. Interest expense related to our debt was $2.3 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively, and $5.6 million and $6.6 million for the six months ended June 30, 2021 and 2020, respectively. The stated interest rate was 6.25% and 8.25% as of June 30, 2021 and December 31, 2020, respectively.
As was the case with the 2014 Credit Agreement, the terms of the New Credit Agreement limit or prohibit, among other things, our ability to: incur liens, incur additional indebtedness, make investments, transfer, sell or acquire assets, pay dividends and change the business we conduct. Acquiom Agency Services LLC has a lien on all our assets as stated in the New Credit Agreement.
The following table sets forth maturities of the principal amount of our term loans as of June 30, 2021 (in thousands):

Remainder of 2021	$1,231
2022	2,506
2023	2,565
2024	2,627
2025	2,695
Thereafter	157,376
Total	$169,000
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
10. Redeemable Noncontrolling Interest
On April 13, 2015, we sold 25% of the membership interest in our subsidiary, After Dark LLC, to an unaffiliated third party for $1.0 million. As part of the arrangement we granted a put right to this party which provides the right, but not the obligation, to the third party to cause us to purchase all of the third party’s interest in After Dark LLC at the then fair market value. This put right can be exercised on April 13 of each year. Additionally, the put right can be exercised upon a change of control of the Company. To date, the put right has not been exercised, including in connection with the Business Combination. Our controlling interest in this subsidiary requires the operations of this subsidiary to be included in the consolidated financial statements. Noncontrolling interest with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interest) are reported as mezzanine equity on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, between liabilities and equity. Net income or loss of After Dark LLC is allocated to its noncontrolling member interest based on the noncontrolling ownership percentage.
Additionally, the results of operations of the subsidiary that are not attributable to us are shown as “net loss attributable to redeemable noncontrolling interest” in the condensed consolidated statements of operations. There was no change in the balance of the redeemable noncontrolling interest as After Dark LLC did not generate any operating activities for the six months ended June 30, 2021 and 2020.
11. Stockholders’ Equity
Common Stock
The holders of our common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by our Board of Directors (the “Board of Directors”). As of June 30, 2021, no dividends had been declared by the Board of Directors.

Common stock reserved for future issuance consists of the following:

	June 30, 2021	December 31, 2020
Shares available for grant under stock option plans	4,262,364	1,646,518
Options issued and outstanding under stock option plans	3,560,541	2,594,597
Unvested restricted stock units	—	313,976
Vested restricted stock units not yet settled	2,045,634	1,731,658
Convertible promissory note payable to CAA	—	290,563
Shares issuable pursuant to trademark licensing agreement	54,646	—
Total common stock reserved for future issuance	9,923,185	6,577,312
Treasury Stock
In connection with the execution of the Merger Agreement, Legacy Playboy, Sponsor, and Dr. Suying Liu entered into the Insider Stock Purchase Agreement, pursuant to which Legacy Playboy purchased 700,000 shares of MCAC’s common stock (the “Initial Shares”) from Sponsor. Subject to the satisfaction of conditions set forth under the Merger Agreement, Sponsor was obligated to transfer the Initial Shares to Legacy Playboy upon the closing of the Merger or, if the Merger Agreement was terminated, upon the consummation of any other business combination. As of December 31, 2020, Legacy Playboy had paid a nonrefundable $4.4 million prepayment, representing the purchase price of the 700,000 Initial Shares, at a price of $6.35 per share. This payment is included as a current asset in the accompanying condensed consolidated balance sheet at December 31, 2020. In February 2021, the Initial Shares were transferred to us upon the closing of the Merger and reclassified from “stock receivable” to “treasury stock” as part of the recapitalization.
In connection with our recapitalization that occurred with the consummation of the Business Combination, we eliminated Legacy Playboy’s previously held treasury stock of 1,164,847 shares. We held 700,000 shares of treasury stock as of June 30, 2021.
Public Offering
In June 2021, we completed a public offering in which 4,720,000 shares of our common stock were sold at a price of $46 per share. The underwriters were also granted an option to purchase up to an additional 708,000 shares of our common stock from us at the public offering price, less underwriting discounts and commissions. Such option expired unexercised. We incurred approximately $13.2 million of underwriting commissions and $1.0 million of public offering related fees, which were netted against the proceeds. The net proceeds received from the public offering were $202.9 million.
12. Stock-Based Compensation
In June 2018, Legacy Playboy adopted its 2018 Equity Incentive Plan (“2018 Plan”), under which 6,287,687 of Legacy Playboy’s common shares were originally reserved for issuance. Our employees, directors, officers, and consultants are eligible to receive nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2018 Plan. All stock options and restricted stock unit awards granted under the 2018 Plan in 2019 and 2020 that were outstanding immediately prior to the consummation of the Business Combination were accelerated and fully vested (other than the Pre-Closing Option), and subsequently converted into options to purchase or the right to receive shares of our common stock as described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies. The impact of the acceleration of the vesting of 829,547 stock options and 288,494 restricted stock unit awards was an expense of $0 and $3.1 million for the three and six months ended June 30, 2021, respectively.
On February 9, 2021, our stockholders approved the 2021 Equity and Incentive Compensation Plan (“2021 Plan”), which became effective following consummation of the Business Combination. As of June 30, 2021, 4,262,364 shares were authorized for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that begins January 1, 2022, in an amount equal up to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. Following the effectiveness of the 2021 Plan, no further awards will be granted under the 2018 Plan, but the 2018 Plan will remain outstanding and continue to govern outstanding awards granted thereunder. No awards were granted under the 2021 Plan during the six months ended June 30, 2021.

Stock Option Activity
Stock option activity under the 2018 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2020	2,594,597	$3.79	8.5	$13,791
Granted(1)	965,944	10.52
Exercised	—	—
Forfeited	—	—
Cancelled	—	—
Balance – June 30, 2021	3,560,541	$5.61	8.2	$118,483
Exercisable – June 30, 2021	2,594,597	$3.79	7.6	$91,080
Vested and expected to vest - June 30, 2021	3,560,541	$5.61	8.2	$118,483
(1)     The options granted during the period were not included in the number of options for which vesting was accelerated as part of the Business Combination.
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of our common stock at June 30, 2021. There were no options exercised during the six months ended June 30, 2021.
The grant date fair value of options that vested during the three months ended June 30, 2021 and 2020 were $0 and $0.3 million, respectively. The grant date fair value of options that vested during the six months ended June 30, 2021 and 2020 were $2.1 million and $0.7 million, respectively. The options granted during the six months ended June 30, 2021 and 2020 had a weighted-average fair value of $4.63 and $2.02 per share, respectively, at the grant date. There were no options granted during the three months ended June 30, 2021 and 2020.
Restricted Stock Units
Restricted stock unit activity under the 2018 Plan is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share

Unvested and outstanding balance at December 31, 2020	313,976	$4.30
Granted	—	—
Vested	(313,976)	4.30
Forfeited	—	—
Unvested and outstanding balance at June 30, 2021	—	$—
There were no restricted stock units that vested during the three months ended June 30, 2021 and 2020.The total fair value of restricted stock units that vested during the six months ended June 30, 2021 and 2020 was approximately $1.4 million and $1.4 million, respectively. All 2,045,634 outstanding and fully vested restricted stock units remained unsettled at June 30, 2021 and will be settled one year from the consummation of the Business Combination. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net loss per share for the three and six months ended June 30, 2021.
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
We estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table. There were no options granted during the three months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
Fair value of common stock	$10.52	$3.94 – $4.17
Expected term, in years	5.86	5.88 – 6.06
Expected volatility	47%	40%
Risk-free interest rate	0.57%	1.45% – 1.46%
Expected dividend yield	0%	0%
Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$—	$5	$—	$10
Selling and administrative expenses	361	1,340	3,859	2,084
Total	$361	$1,345	$3,859	$2,094
At June 30, 2021, total unrecognized compensation expense related to unvested stock option awards was $3.9 million and is expected to be recognized over the remaining weighted-average service period of 2.6 years.
Phantom Stock Appreciation Rights

In September 2020, we established the Yandy Phantom Stock Appreciation Rights Plan (“PSAR Plan”) whereby PSARs are granted to certain executives. PSARs granted under the plan are non-assignable and are cash-settled based on the fair value of a common stock unit of Yandy on a minority, non-marketable basis, on the four-year anniversary of the vesting commencement date. We granted 91,500 PSARs during 2020 which vest over a four-year period, commencing on December 31, 2019, with a one-year cliff and monthly vesting thereafter. The liability associated with the PSARs is remeasured at the end of each reporting period and is recorded within other noncurrent liabilities on our condensed consolidated balance sheets at its fair value of $0.7 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively. The decrease in fair value of the PSARs for the six months ended June 30, 2021 was primarily due to a portion of total PSAR liability being forfeited pursuant to a separation agreement with an employee. Subsequent to June 30, 2021, we entered into agreements with employees holding the remaining PSARs, pursuant to which outstanding PSARs are to be forfeited in full and converted into restricted stock units.
13. Commitments and Contingencies
Leases
Our principal lease commitments are for office space and operations under several non-cancelable operating leases with contractual terms expiring from 2021 to 2031. Some of these leases contain renewal options and rent escalations.
In 2019, we entered into an agreement to lease space for our corporate headquarters in Los Angeles, which we occupied under a sublease with a third party. The new lease commenced in July 2020 upon the expiration of the sublease and is for a term of approximately 7 years. We had a $2.0 million cash collateralized letter of credit related to the lease as of June 30, 2021 and December 31, 2020.
Yandy’s operating lease for warehousing and office space in Phoenix, Arizona expired in February 2021, following an extension of the original December 2020 expiration. On August 26, 2020, we entered into a non-cancelable operating lease for 51,962 square feet of warehousing and office space in Phoenix, Arizona for Yandy’s operations. The lease commenced on February 1, 2021 and expires on May 31, 2031 with an option to renew for an additional 5 or 10 years at market rates. Rent, which commenced in June 2021 after a four-month rent free period, is payable monthly and is subject to annual increases of 3% for a total lease commitment of $4.1 million. Additionally, we are eligible to receive a tenant improvement allowance of up to $0.8 million.

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
Rental expense associated with operating leases is charged to expense in the year incurred and is included in our condensed consolidated statements of operations. For the three months ended June 30, 2021 and 2020, the rental expense charged to selling, general and administrative expense was $2.0 million and $0.6 million, respectively. Rental expense charged to selling, general and administrative expense for the six months ended June 30, 2021 and 2020 was $3.3 million and $1.1 million. Rental expense charged to cost of sales for the three and six months ended June 30, 2021 and 2020 was immaterial.
The following table sets forth the future minimum lease commitments and future sublease income as of June 30, 2021 under operating leases with initial or remaining non-cancelable terms in excess of one year (in thousands):

	Minimum Lease Commitments	Sublease Income
Remainder of 2021	$3,944	$(144)
2022	6,834	(313)
2023	6,013	(322)
2024	5,203	(246)
2025	4,439	—
Thereafter	8,685	—
Total	$35,118	$(1,025)
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
On April 1, 2019, a former employee, through counsel, delivered to us a letter which set forth various potential claims against us related to the individual’s former employment with us. A settlement was reached in October 2020 in the amount of $2.6 million. We have employment practices liability insurance for such claims which is capped at $2.5 million. We paid $0.4 million in November 2020, representing the amount of the settlement not covered by the employment practices liability insurance and had a $0.3 million receivable from the insurance provider as of December 31, 2020 and June 30, 2021.
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

COVID-19
In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Since that time, we have focused on protecting our employees, customers and vendors to minimize potential disruptions while managing through this pandemic. Nonetheless, the COVID-19 pandemic continues to disrupt and delay supply chains, affect production and sales across a range of industries and result in legal restrictions requiring businesses to close and consumers to stay at home for days-to-months at a time. These disruptions have impacted our business by slowing the launch of new products, causing certain products sold by Yandy to be out-of-stock, closing retail stores of certain of our licensees and closing the London Playboy Club and certain other Playboy-branded live gaming operations. As a result, licensing revenues from certain gaming and retail licensees declined in the last three quarters of 2020 and the first two quarters of 2021, as compared to royalties from such sources during pre-pandemic periods. However, as of the date of these consolidated financial statements, our business as a whole has not suffered any material adverse consequences to date from the COVID-19 pandemic, as negative impacts have thus far been offset by an increase in online direct-to-consumer sales and higher royalties from licensing collaborations in the United States during the last three quarters of 2020 and the first two quarters of 2021. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the further duration and spread of the outbreak and its impact on employees and vendors, all of which are uncertain and cannot be predicted. As of the date of these consolidated financial statements, the full extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.
14. Severance Costs
We have incurred severance costs stemming from reducing our headcount as the business has shifted from primarily a print and digital media business, generating advertising and sponsorship revenues, to primarily a commerce business marketing consumer products. We did not incur such costs during the three and six months ended June 30, 2021. The costs incurred during the three and six months ended June 30, 2020 resulted from the rightsizing of our business. We recorded severance costs of $0.6 million in accrued salaries, wages, and employee benefits and $0.1 million in other noncurrent liabilities as of December 31, 2020 on the condensed consolidated balance sheets. Severance costs in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Corporate	Other	Total	Corporate	Other	Total
Cost of sales	$—	$640	$640	$—	$648	$648
Selling and administrative expenses	451	79	530	621	79	700
Total severance costs	$451	$719	$1,170	$621	$727	$1,348
15. Income Taxes
The effective tax rate for the three months ended June 30, 2021 and 2020 was -28.98% and -170.25%, respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 was 0.65% and -177.5%, respectively. The effective tax rate for the three and six months ended June 30, 2021 and 2020 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, state taxes, permanent tax adjustments, and movements of the valuation allowance recorded against deferred tax assets that are more likely than not to be realized.

In response to the COVID-19 pandemic, on March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”) was enacted, on March 27, 2020, the Coronavirus Aid, Relief, Economic Security Act (“CARES Act”) was enacted and, on March 11, 2021, the American Rescue Plan Act of 2021 (with the FFCR Act and the CARES Act, the “Acts”) was enacted. The Acts contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Acts did not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020.
16. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options to purchase common stock	3,560,541	2,399,195	3,560,541	2,399,195
Unvested restricted stock units	—	425,799	—	425,799
Convertible promissory notes	—	2,133,019	—	2,133,019
Total	3,560,541	4,958,013	3,560,541	4,958,013
17. Acquisitions
Acquisition of TLA Acquisition Corp. (Lovers)
On March 1, 2021, we acquired 100% of the equity of TLA for cash consideration of $24.9 million. TLA is the parent company of the Lovers family of stores, a leading omnichannel online and brick-and-mortar sexual wellness chain, with 41 stores in five states. The primary drivers for the acquisition were to leverage TLA’s brick-and-mortar presence, e-commerce capabilities, attractive brand positioning and customer database.

The following table sets forth the revised preliminary allocation of the purchase price for TLA to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from TLA (in thousands):

Tangible net assets and liabilities:
Cash	$1,823
Inventory	7,614
Property and equipment	2,214
Accounts payable	(1,319)
Other net assets	(5,826)
Total net assets	4,506
Intangible assets:
Trade name	4,100
Total intangible assets	4,100
Net assets acquired	8,606
Purchase consideration	24,916
Goodwill	$16,310
The estimated fair value of the assets and liabilities acquired was determined by our management, which considered, among other factors, a valuation report prepared by an independent third-party valuation firm. Trade name consists of the TLA trade name/domain and its fair value was estimated using a relief-from-royalty method. Unfavorable leasehold interest is due to the fair values of acquired lease contracts having contractual rents higher than fair market rents. This liability will be wound down as an offset to rent expense over a four-year period, which is the average remaining contractual life of the acquired leases. The unfavorable leasehold interest liability is included in the other net assets amount in the table above.
The updates to the estimated purchase price allocation in the second quarter of 2021 were primarily related to the step-up in inventory. The total acquisition consideration was greater than the fair value of the net assets acquired resulting in the recognition of goodwill of $16.3 million. The factors that make up the goodwill amount primarily pertain to the value of the expected synergies resulting in strengthening and expansion of our e-commerce and brick-and-mortar market positions. Although this TLA acquisition does not give rise to any new tax deductible goodwill, TLA has tax deductible goodwill of $19.0 million from a previous acquisition.
TLA’s operating results are consolidated with Playboy’s beginning on March 1, 2021. Therefore, the consolidated results of operations for the six months ended June 30, 2021 may not be comparable to the same period in 2020. TLA’s results of operations for the six months ended June 30, 2021 are presented in the table below:

Six Months Ended June 30,
2021
Net revenues	$18,515
Costs and expenses
Cost of sales	(9,087)
Selling and administrative expenses	(9,147)
Total costs and expenses	(18,234)
Operating income	281
Nonoperating expense	2
Net income	$283

Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the three and six months ended June 30, 2021 and 2020, as if the acquisition of TLA had occurred as of January 1, 2020. The unaudited pro forma financial information for the three and six months ended June 30, 2021 and 2020 reflects (i) the reduction in amortization expense based on fair value adjustments to the intangible assets acquired from TLA; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest acquired from TLA; and (iii) the reversal of interest expense on TLA’s debt that was settled on the acquisition date. Transaction costs incurred by us and TLA during the three months ended June 30, 2021 were immaterial. For the six months ended June 30, 2021, transaction costs incurred by us and TLA were $0.9 million and $0.7 million, respectively. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$49,851	$49,851	$34,557	$39,740	$92,531	$101,380	$66,331	$81,381
Net loss	$(8,916)	$(8,916)	$(3,616)	$(5,621)	$(13,913)	$(12,502)	$(6,025)	$(7,259)

18. Related Party Transactions
During 2011, we entered into a management agreement with an affiliate of one of our stockholders for management and consulting services. Based on the terms of this agreement, management fees were $1.0 million per calendar year. We terminated this agreement in the first quarter of 2021 upon consummation of the Business Combination. Management fees incurred by us for the three months ended June 30, 2021 and 2020 were $0 and $0.3 million, respectively. Management fees for the six months ended June 30, 2021 and 2020 were $0.3 million and $0.6 million, respectively. There were no amounts due to or due from this affiliate as of June 30, 2021 or December 31, 2020.
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
Financial information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Licensing	$15,370	$13,773	$30,347	$29,417
Direct-to-Consumer	28,014	14,871	50,061	25,153
Digital Subscriptions and Content	5,299	5,159	10,941	10,362
All Other	1,168	754	1,182	1,399
Total	$49,851	$34,557	$92,531	$66,331
Operating income (loss):
Licensing	$11,064	$9,560	$21,645	$20,675
Direct-to-Consumer	(541)	227	1,134	(954)
Digital Subscriptions and Content	2,436	2,218	5,481	4,635
Corporate	(16,404)	(9,917)	(36,213)	(18,981)
All Other	5	(154)	(26)	(919)
Total	$(3,440)	$1,934	$(7,979)	$4,456

20. Subsequent Events
Acquisition of Honey Birdette
On June 28, 2021, we entered into a Share Purchase Agreement (the “SPA”) to acquire Honey Birdette (Aust) Pty Limited, a company organized under the laws of Australia (“Honey Birdette”). Pursuant to the SPA, on August 9, 2021, we acquired all of the capital stock of Honey Birdette for aggregate consideration of $327.7 million, made up of $235.0 million in cash and 2,155,849 shares of our common stock, valued at $92.7 million based on a price of $43.02 per share pursuant to the terms of the SPA, resulting in Honey Birdette becoming an indirect, wholly-owned subsidiary of PLBY.
Amendment of New Credit Agreement
We entered into Amendment No. 1 to the New Credit Agreement, dated as of August 11, 2021 (the “First Amendment”), by and among PLBY, Playboy Enterprises, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent, to, among other things: (a) obtain a $70 million incremental term loan (the “Incremental Term Loan”), thereby increasing the aggregate principal amount of term loan indebtedness outstanding under the New Credit Agreement to $230 million, and (b) amend the terms of the New Credit Agreement to, among other things, permit Honey Birdette and certain of its subsidiaries to guaranty the obligations under the New Credit Agreement.

The Incremental Term Loan was incurred on materially the same terms as the New Term Loan. The New Credit Agreement, as amended by the First Amendment, requires quarterly amortization payments of $575,000, commencing on September 30, 2021. The Incremental Term Loan, together with cash on hand, was used to finance the acquisition of Honey Birdette and to pay fees and expenses incurred in connection with the Incremental Term Loan and such acquisition.

Stock Issuance to Licensee

On August 11, 2021, we issued 109,291 shares of our common stock to a licensee based on a price of $45.75 per share pursuant to the terms of a license agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 and the related notes thereto included in our Current Report on Form 8-K/A filed with the SEC on March 31, 2021, and our Annual Report on Form 10-K filed with the SEC on April 15, 2021. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on April 15, 2021.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, capital structure, dividends, indebtedness, business strategy and plans and objectives of management for future operations, including as they relate to the anticipated effects of the Business Combination. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, including as they relate to the Business Combination, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting us will be those that we anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the impact of the COVID-19 pandemic on our business and acquisitions; (2) the inability to maintain the listing of PLBY Group, Inc.’s shares of common stock on Nasdaq; (3) the risk that the Business Combination, recent acquisitions or any proposed transactions disrupt our current plans and/or operations, including the risk that we do not complete any such proposed transactions or achieve the expected benefit from them; (4) the ability to recognize the anticipated benefits of the Business Combination, acquisitions, commercial collaborations, commercialization of digital assets, and proposed transactions, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, and retain key employees; (5) costs related to being a public company, acquisitions, commercial collaborations and proposed transactions; (6) litigation and regulatory enforcement risks, including changes in applicable laws or regulations, the diversion of management time and attention and the additional costs and demands on our resources; (7) the possibility that we may be adversely affected by geopolitical or other economic, business, and/or competitive factors; (8) expectations regarding our strategies and future financial performance, including our projections, future business plans or objectives, prospective performance and opportunities and competitors, revenues, products, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives and pursue acquisition opportunities; (9) risks related to the organic and inorganic growth of our business and the timing of expected business milestones; and (10) other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those under “Part II–Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

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
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Direct-to-Consumer segment derives its revenue from sales of consumer products sold directly to consumers through our own online channels or through third-party retailers. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming which is distributed through various channels, including websites and domestic and international TV, and from trademark licenses for online gaming.

Business Combination with MCAC

On September 30, 2020, Playboy Enterprises, Inc. (“Legacy Playboy”) entered into an agreement and plan of merger (“Merger Agreement”), with our predecessor, Mountain Crest Acquisition Corp, a publicly-traded special purpose acquisition company incorporated in Delaware (“MCAC”), MCAC Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of MCAC (“Merger Sub”), and Dr. Suying Liu, the Chief Executive Officer of MCAC. Pursuant to the Merger Agreement, at the closing of the transactions contemplated thereby, Merger Sub would merge with and into Legacy Playboy (the “Merger”) with Legacy Playboy surviving the Merger as a wholly-owned subsidiary of MCAC (the “Business Combination”). Under the Merger Agreement, MCAC acquired all of the outstanding shares of Legacy Playboy common stock for approximately $381.3 million in aggregate consideration, comprised of (i) 23,920,000 shares of MCAC common stock, based on a price of $10.00 per share, subject to adjustment, and (ii) the assumption of no more than $142.1 million of Legacy Playboy net debt (the “Net Debt Target”). The number of shares issued at closing was subject to adjustment at a rate of one share of MCAC common stock for each $10.00 increment that the Net Debt (as defined in the Merger Agreement) is greater than (in which case the number of shares would be reduced) or less than (in which case the number of shares would be increased) the Net Debt Target. The Business Combination closed on February 10, 2021.

Legacy Playboy’s options and restricted stock units (“RSUs”) that were outstanding as of immediately prior to the closing of the Business Combination, but not the Pre-Closing Option granted to our Chief Executive Officer in January 2021, were accelerated and fully vested. Each outstanding option was assumed by MCAC and automatically converted into an option to purchase such number of shares of our common stock equal to the product of (x) the merger consideration and (y) the option holder’s respective percentage of the merger consideration. All RSUs that were then outstanding were terminated and shall be subsequently paid, in settlement, in shares of common stock equal to the product of (x) the merger consideration, and (y) the terminated RSU holder’s respective percentage of the merger consideration.

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

Acquisition of TLA
On March 1, 2021, we completed the acquisition of 100% of the equity of TLA Acquisition Corp. for $24.9 million in cash consideration. TLA is the parent company of the Lovers family of stores, a leading omni-channel online and brick and mortar sexual wellness chain, with 41 stores in five states. The primary drivers for the acquisition were to leverage TLA’s brick-and-mortar presence, e-commerce capabilities, attractive brand positioning and customer database. TLA’s operating results are consolidated with our results beginning on March 1, 2021. Therefore, the consolidated results of operations for the three and six months ended June 30, 2021 may not be comparable to the same period in 2020.
Debt Refinancing
On May 25, 2021, we entered into a Credit and Guaranty Agreement (the “New Credit Agreement”) with Acquiom Agency Services LLC, as the administrative agent and collateral agent. We obtained a $160 million senior secured term loan (the “New Term Loan”), which was fully funded at the closing of the transactions contemplated by the New Credit Agreement (the “Refinancing”). The New Term Loan has a final maturity date of May 25, 2027 and will accrue interest at LIBOR plus 5.75%, with a LIBOR floor of 0.50%. The Refinancing replaced and repaid in full all borrowings under our existing credit facility for which DBD Credit Funding LLC served as administrative agent and a lender. The existing credit facility consisted of a term loan (as amended, the “2014 Term Loan”) that was scheduled to expire on December 31,
2023.

We entered into Amendment No. 1 to the Credit and Guaranty Agreement, dated as of August 11, 2021 (the “First Amendment”), to the New Credit Agreement, by and among PLBY, Playboy Enterprises, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent, to, among other things: (a) obtain a $70 million incremental term loan (the “Incremental Term Loan”), thereby increasing the aggregate principal amount of term loan indebtedness outstanding under the New Credit Agreement to $230 million, and (b) amend the terms of the New Credit Agreement to, among other things, permit Honey Birdette and certain of its subsidiaries to guaranty the obligations under the New Credit Agreement.
Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft. The stated interest rate was 6.25% as of June 30, 2021. The Aircraft Term Loan requires monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021.
Public Offering
In June 2021, we completed a public offering in which 4,720,000 shares of our common stock were sold at a price of $46 per share. The underwriters were also granted an option to purchase up to an additional 708,000 shares of our common stock from us at the public offering price, less underwriting discounts and commissions. Such option expired unexercised. We incurred approximately $13.2 million of underwriting commissions and $1.0 million of public offering related fees, which were netted against the proceeds. The net proceeds received from the public offering were $202.9 million.
Acquisition of Honey Birdette
On June 28, 2021, we entered into a Share Purchase Agreement (the “SPA”) to acquire Honey Birdette (Aust) Pty Limited, a company organized under the laws of Australia (“Honey Birdette”). Pursuant to the SPA, on August 9, 2021 we acquired all of the capital stock of Honey Birdette for aggregate consideration of $327.7 million, made up of $235.0 million in cash and 2,155,849 shares of our common stock worth $92.7 million based on a price of $43.02 per share pursuant to the terms of the SPA, resulting in Honey Birdette becoming an indirect, wholly-owned subsidiary of PLBY. On August 11, 2021, in connection with the acquisition of Honey Birdette, we amended the New Term Loan to borrow an additional $70 million.
Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.”
Expanding the Consumer Products Business through Owned and Operated Products and Channels
We are accelerating our growth in company-owned and branded consumer products in attractive and expanding markets in which we have a proven history of brand affinity and consumer spend. Additionally, we have acquired and launched our own direct-to-consumer online sales channels, yandy.com, loversstores.com and pleasureforall.com, in addition to playboy.com, to further accelerate the sales of these products. However, our new product and new distribution strategies are in their early stages and will take time to fully develop.
Reduced Reliance on China Licensing Revenues
We have enjoyed substantial success in licensing our trademarks in China where we are a leading men’s apparel brand and where licensing revenues have grown year-over-year. However, as a result of this success, the percentage of total net revenue attributable to China licensing had become 41% of our total revenue by the end of 2019. With the acquisition of Yandy in December 2019 and TLA in March 2021 and the ramp up of North American consumer product sales, that percentage reduced to 19.8% and 21.5% for the three and six months ended June 30, 2021, respectively, despite higher China licensing revenues, and we expect it will continue to become a smaller percentage of total net revenue in the future as North American consumer product sales, largely through direct-to-consumer channels, accelerate.
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
Attractive Merger and Acquisition Opportunities are Increasing

Building on our successful acquisition and integration of Yandy in late 2019 and TLA in March of 2021, we continue to identify and assess potentially advantageous merger, acquisition and investment opportunities. On August 9, 2021, pursuant to the SPA, we acquired Honey Birdette. Honey Birdette is a fast-growing luxury lifestyle brand, which we believe will help accelerate our high-end brand growth in new regions. We will continue focusing on potential tuck-in opportunities to complement our organic growth with potential for larger, strategic mergers and acquisitions initiatives over the long-term. We believe our mergers and acquisitions strategy will be supported by our operating cash flow and balance sheet flexibility.

Impact of COVID-19 on our Business
In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Since that time, we have focused on protecting our employees, customers and vendors to minimize potential disruptions while managing through this pandemic, including taking the following actions during the last three quarters of 2020 and the first two quarters of 2021:
•Temporarily closed our offices in Los Angeles, CA and Phoenix, AZ;
•Implemented social distancing measures, required the wearing of masks and increased sanitization practices in our warehousing and fulfillment facilities, Lovers retail stores and corporate offices;
•Established ongoing work at home accommodations for all office employees, and limited company-related travel;
•Amended our credit facility to defer amortization payments for the quarters ended June 30, 2020 and September 30, 2020, to 2021 and eliminated excess cash flow (principal) payments during those two quarters;
•Deferred payroll taxes to 2021/2022 under the Coronavirus Aid, Relief and Economic Security Act of 2020;
•Offered curbside pickup at our Lovers stores; and
•Required employees at our offices in Los Angeles, CA to be vaccinated before returning to the office.
Nonetheless, the COVID-19 pandemic continues to disrupt and delay supply chains, affect production and sales across a range of industries and result in legal restrictions requiring businesses to close and consumers to stay at home for days-to-months at a time. These disruptions have impacted our business, including by:
•Slowing product development processes and the launch of new products;
•Causing certain products sold by Yandy to be out-of-stock;
•Closing retail stores of certain of our licensees; and
•Closing the London Playboy Club and certain other Playboy-branded live gaming operations.

As a result of such disruptions, licensing revenues from certain gaming and retail licensees declined in the last three quarters of 2020 and the first two quarters of 2021, as compared to royalties from such sources during pre-pandemic periods. In addition, retail operations of our acquisition target, Honey Birdette, may be negatively impacted by recently imposed stay-at-home orders in Australia.

As of the date of this quarterly report, our business as a whole has not suffered any material adverse consequences to date from the COVID-19 pandemic, as negative impacts have thus far been offset by an increase in online direct-to-consumer sales and higher royalties from licensing collaborations in the United States during the last three quarters of 2020 and the first two quarters of 2021.

The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the further duration and spread of the outbreak and its impact on employees and vendors, all of which are uncertain and cannot be predicted. As of the date of these consolidated financial statements, the full extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.

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
Selling and Administrative Expenses
Selling and administrative expenses primarily consist of corporate office and retail store occupancy costs, personnel costs including stock-based compensation, and contractor fees for accounting/finance, legal, human resources, information technology and other administrative functions, general marketing and promotional activities and insurance.
Related Party Expenses
Related party expenses consist of management fees paid to an affiliate of one of our stockholders for management and consulting services.
Nonoperating Income (Expense)
Interest expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs and debt discount.
Loss on Extinguishment of Debt
On May 25, 2021, we completed a refinancing of our term loan. As a result, we recorded a loss on extinguishment of debt of approximately $1.2 million which is comprised of $1.0 million of fees expensed as incurred in connection with the refinancing, as well as the write-off of $0.2 million of unamortized debt discount and deferred financing fees as a result of such refinancing.
Other, Net
Other, net consists primarily of other miscellaneous nonoperating items, such as bank charges and foreign exchange gains or losses as well as non-recurring transaction fees. Other, net for the six months ended June 30, 2021 also includes a $0.7 million gain from settlement of convertible promissory notes payable to United Talent Agency, LLC (“UTA”) at a 20% discount.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Net revenues	$49,851	$34,557	$15,294	44%
Costs and expenses
Cost of sales	(23,675)	(19,096)	(4,579)	24%
Selling and administrative expenses	(29,616)	(13,277)	(16,339)	123%
Related party expenses	—	(250)	250	(100)%
Total costs and expenses	(53,291)	(32,623)	(20,668)	63%
Operating (loss) income	(3,440)	1,934	(5,374)	*
Nonoperating income (expense):
Interest expense	(2,253)	(3,314)	1,061	32%
Loss on extinguishment of debt	(1,217)	—	(1,217)	100%
Other (expense) income, net	(3)	42	(45)	93%
Total nonoperating expense	(3,473)	(3,272)	(201)	6%
Loss before income taxes	(6,913)	(1,338)	(5,575)	*
Expense from income taxes	(2,003)	(2,278)	275	12%
Net loss	(8,916)	(3,616)	(5,300)	*
Net loss attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to PLBY Group, Inc.	$(8,916)	$(3,616)	$(5,300)	*
_________________
*Not meaningful
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2021	2020
Net revenues	100%	100%
Costs and expenses
Cost of sales	(47)	(55)
Selling and administrative expenses	(59)	(38)
Related party expenses	—	(1)
Total costs and expenses	(107)	(94)
Operating (loss) income	(7)	6
Nonoperating income (expense):
Investment income	—	—
Interest expense	(5)	(10)
Loss on extinguishment of debt	(2)	—
Other income (expense), net	—	—
Total nonoperating expense	(7)	(9)
Loss before income taxes	(14)	(4)
Expense from income taxes	(4)	(7)
Net loss	(18)	(10)
Net loss attributable to redeemable noncontrolling interest	—	—
Net loss attributable to PLBY Group, Inc.	(18)%	(10)%

Net Revenues
Net revenues increased by $15.3 million, or 44%, due to higher direct-to-consumer revenue of $13.1 million primarily from the acquisition of TLA and the continued transition of Playboy.com into a commerce destination.

Cost of Sales
Cost of sales increased by $4.6 million, or 24%, primarily due to increased direct-to-consumer revenue and the amortization of the TLA inventory step-up.
Selling and Administrative Expenses
Selling and administrative expenses increased by $16.3 million, or 123%, due to increased direct-to-consumer costs primarily as a result of the acquisition of TLA, other acquisition related costs and expenses associated with being a newly public company.
Nonoperating Income (Expense)
Interest Expense
Interest expense decreased by $1.1 million, or 32%, primarily due to the lower interest rate obtained pursuant to the Refinancing.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $1.2 million, or 100% due to the Refinancing.
Provision for Income Taxes

Provision for income taxes decreased from $2.3 million during the three months ended June 30, 2020 to $2.0 million during the three months ended June 30, 2021. The change was primarily due to disallowed interest deduction and net operating losses being generated in 2021 to offset the deferred tax liability on indefinite-lived intangibles, resulting in the release of valuation allowance.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes key components of our results of operations for the periods indicated:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Net revenues	$92,531	$66,331	$26,200	39%
Costs and expenses
Cost of sales	(42,699)	(35,648)	(7,051)	20%
Selling and administrative expenses	(57,561)	(25,727)	(31,834)	124%
Related party expenses	(250)	(500)	250	50%
Total costs and expenses	(100,510)	(61,875)	(38,635)	62%
Operating (loss) income	(7,979)	4,456	(12,435)	*
Nonoperating income (expense):
Interest expense	(5,550)	(6,656)	1,106	17%
Loss on extinguishment of debt	(1,217)	—	(1,217)	100%
Other (expense) income, net	742	29	713	*
Total nonoperating expense	(6,025)	(6,627)	602	9%
Loss before income taxes	(14,004)	(2,171)	(11,833)	*
Benefit (expense) from income taxes	91	(3,854)	3,945	*
Net loss	(13,913)	(6,025)	(7,888)	*
Net loss attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to PLBY Group, Inc.	$(13,913)	$(6,025)	$(7,888)	*

_________________
*Not meaningful

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Net revenues	100%	100%
Costs and expenses
Cost of sales	(46)	(54)
Selling and administrative expenses	(62)	(39)
Related party expenses	—	(1)
Total costs and expenses	(109)	(93)
Operating (loss) income	(9)	7
Nonoperating income (expense):	—	—
Investment income	—	—
Interest expense	(6)	(10)
Loss on extinguishment of debt	(1)	—
Other income (expense), net	1	—
Total nonoperating expense	(7)	(10)
Loss before income taxes	(15)	(3)
Benefit (expense) from income taxes	—	(6)
Net loss	(15)	(9)
Net loss attributable to redeemable noncontrolling interest	—	—
Net loss attributable to PLBY Group, Inc.	(15)%	(9)%
Net Revenues
Net revenues increased by $26.2 million, or 39%, due to increased direct-to-consumer revenue of $24.9 million primarily from the acquisition of TLA and the continued transition of Playboy.com into a commerce destination.
Cost of Sales
Cost of sales increased by $7.1 million, or 20%, primarily due to increased direct-to-consumer revenues and higher amortization of inventory step-up resulting from purchase accounting, partially offset by non-recurring costs from the comparable prior year period as a result of the cessation of publishing the magazine in the first quarter of 2020.
Selling and Administrative Expenses
Selling and administrative expenses increased by $31.8 million, or 124%, due to increased direct-to-consumer costs primarily as a result of the acquisition of TLA, higher other acquisition related costs, expenses incurred with the Business Combination and costs associated with being a newly public company.
Nonoperating Income (Expense)
Interest Expense
Interest expense decreased by $1.1 million, or 17%, from $6.7 million primarily due to lower interest rate obtained pursuant to the Refinancing.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $1.2 million, or 100%, due to the Refinancing.
Other Income (Expense), Net
Other income (expense), net increased by $0.7 million due to $0.7 million gain from settlement of convertible promissory notes recognized during the first quarter of 2021, as we settled the convertible promissory note payable to UTA at a 20% discount.
Provision for Income Taxes

Provision for income taxes decreased from $3.9 million of tax expense during the six months ended June 30, 2020 to $0.1 million of tax benefit during the six months ended June 30, 2021. The change was primarily due to disallowed interest deduction and net operating losses being generated in 2021 to offset the deferred tax liability on indefinite-lived intangibles, resulting in the release of valuation allowance.

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
In addition to adjusting for non-cash stock-based compensation, we typically adjust for nonoperating expenses and income, such as management fees paid to one of our stockholders, merger related bonus payments, non-recurring special projects including the implementation of internal controls, expenses associated with financing activities, acquisition related inventory step-up amortization and costs, the expense associated with reorganization and severance resulting in the elimination or rightsizing of specific business activities or operations as we transform from a print and digital media business to a commerce centric business.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021	2020
	(in thousands)
Net loss	$(8,916)		$(3,616)	$(13,913)	$(6,025)
Adjusted for:
Interest expense	2,253		3,314	5,550	6,656
Loss on extinguishment of debt	1,217		—	1,217	$—
Provision for income taxes	2,003		2,278	(91)	3,854
Depreciation and amortization	1,034		533	1,762	1,174
EBITDA	(2,409)		2,509	(5,475)	5,659
Adjusted for:
Stock-based compensation	361		1,345	3,859	2,094
Reduction in force expenses	—		1,780	—	2,777
Nonrecurring items	1,460		117	7,500	117
Amortization of inventory step-up	2,250		1,615	2,250	3,230
Management fees and expenses	—		250	250	500
Nonoperating expenses	—		44	—	102
Acquisition related costs	4,218		—	4,218	—
Adjusted EBITDA	$5,880	$—	$7,660	$12,602	$14,479
•Reduction in force-related expense adjustments for the three and six months ended June 30, 2020 include severance expense related to lay-offs associated with a reorganization of the television and digital subscription businesses, as part of an overall rightsizing and consolidation of those activities as the business transforms from a print and digital media business to primarily a commerce business.
•Nonrecurring items adjustments for the three and six months ended June 30, 2021 are primarily related to bonus payments in connection with the Business Combination, as well as consulting, advisory and other costs relating to non-recurring items and special projects, including, the implementation of internal controls over financial reporting, and executive search costs.
•Amortization of inventory valuation step-up adjustment for the three and six months ended June 30, 2021 relates to amortization of a non-cash inventory valuation step-up as part of the purchase accounting resulting from the acquisition of TLA.

•Acquisition related costs for the three and six months ended June 30, 2021 include consulting and advisory costs related to acquisition activities.
•Nonrecurring items adjustments for the three and six months ended June 30, 2020 relate to miscellaneous consulting support.
•Amortization of inventory valuation step-up adjustment for the three and six months ended June 30, 2020 relates to amortization of a non-cash inventory valuation step-up as part of the purchase accounting resulting from the acquisition of Yandy.
•Management fees and expenses adjustments for both periods represent fees paid to one of our stockholders.
•Nonoperating expense adjustments for the three and six months ended June 30, 2020 include investment income and other miscellaneous items.
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
The following are our results of financial performance by segment for each of the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021	2020
	(in thousands)			(in thousands)
Net revenues:
Licensing	15,370	—	13,773	$30,347	$29,417
Direct-to-Consumer	28,014	—	14,871	50,061	25,153
Digital Subscriptions and Content	5,299	—	5,159	10,941	10,362
All Other	1,168	—	754	1,182	1,399
Total	$49,851		$34,557	$92,531	$66,331
Operating income (loss):
Licensing	11,064	—	9,560	21,645	20,675
Direct-to-Consumer	(541)	—	227	1,134	(954)
Digital Subscriptions and Content	2,436	—	2,218	5,481	4,635
Corporate	(16,404)	—	(9,917)	(36,213)	(18,981)
All Other	5	—	(154)	(26)	(919)
Total	$(3,440)	$—	$1,934	$(7,979)	$4,456
Licensing
Net revenues increased by $1.6 million, or 11.6%, for the three months ended June 30, 2021, compared to the comparable prior year period, primarily due to higher royalties from licensing collaborations in the U.S.
For the six months ended June 30, 2021, net revenues increased by $0.9 million, or 3.2%, compared to the comparable prior year period, primarily due to higher royalties in 2021 from licensing collaborations in the U.S., partially offset by accelerated revenue recognition related to a terminated license agreement in 2020.
Operating income increased by $1.5 million, or 15.7%, for the three months ended June 30, 2021, compared to the comparable prior year period, primarily due to increased revenues.
For the six months ended June 30, 2021, operating income increased by $0.9 million, or 4.7%, compared to the comparable prior year period, primarily due to increased revenues.

Direct-to-Consumer
Net revenues increased by $13.1 million, or 88.4%, for the three months ended June 30, 2021, compared to the comparable prior year period, primarily due to revenue from the acquisition of TLA in the first quarter of 2021.
For the six months ended June 30, 2021, net revenues increased by $24.9 million, or 99.0%, compared to the comparable prior year period, primarily due to revenue from the acquisition of TLA in the first quarter of 2021, combined with higher e-commerce revenues.
Operating income decreased by $0.7 million, or over 100%, for the three months ended June 30, 2021, compared to the comparable prior year period, primarily due to increased direct-to-consumer expenses and higher amortization of the inventory valuation step-up from purchase accounting related to TLA.
For the six months ended June 30, 2021, operating income (loss) changed by $2.1 million, or over 100%, compared to the comparable prior year period, from $1.0 million of operating loss to $1.1 million of operating income, primarily due to higher e-commerce operating income and the acquisition of TLA, partially offset by higher amortization of the inventory valuation step-up from purchase accounting related to TLA.
Digital Subscriptions and Content
Net revenues increased by $0.1 million, or 2.7%, for the three months ended June 30, 2021, compared to the comparable prior year period. The increase was primarily attributable to increased digital subscription revenue from Playboy websites.
For the six months ended June 30, 2021, net revenues increased by $0.5 million, or 5.6%, compared to the comparable prior year period. The increase was primarily attributable to increased digital subscription revenue from Playboy websites.
Operating income increased by $0.2 million, or 9.8%, for the three months ended June 30, 2021, compared to the comparable prior year period. The increase was primarily attributable to the increase in revenues.
For the six months ended June 30, 2021, operating income increased by $0.9 million, or 18.3%,compared to the comparable prior year period, primarily due to the increase in revenues.
All Other
Net revenues increased by $0.4 million, or 54.9%, for the three months ended June 30, 2021, compared to the comparable prior year period. The increase was primarily attributable to the sale of non-fungible tokens in the second quarter of 2021, partially offset by production revenue in the the comparable prior year period.
For the six months ended June 30, 2021 net revenues decreased by $0.2 million, or 15.5%, compared to the comparable prior year period. The decrease was primarily due to the cessation of publishing the magazine in the first quarter of 2020, as well as production revenue in the second quarter of 2020.
For the three months ended June 30, 2021, the operating income (loss) changed by $0.2 million, or 103.2%, compared to the comparable prior year period, from $0.2 million of operating loss to $0.01 million of operating income, primarily due to lower operating expenses and severance costs related to the cessation of publishing the magazine in the first quarter of 2020.
For the six months ended June 30, 2021, the operating loss decreased by $0.9 million, or 97.2%, compared to the comparable prior year period, primarily due to lower operating and severance costs related to the cessation of publishing the magazine in the first quarter of 2020.
Corporate
Corporate expenses increased by $6.5 million, or 65.4%, for the three months ended June 30, 2021. compared to the comparable prior year period, primarily due to $4.2 million of acquisition related costs and expenses associated with being a newly public company.
For the six months ended June 30, 2021, corporate expenses increased by $17.2 million, or 90.8%, compared to the comparable prior year period, primarily due to acquisition related costs, expenses related to the Business Combination and costs associated with our transition to a public company.
Liquidity and Capital Resources
Sources of Liquidity
Our main source of liquidity is cash generated from operating and financing activities, which primarily includes cash derived from revenue generating activities, in addition to proceeds from our recent public offering and issuance of debt, including term loans, promissory notes and convertible promissory notes.

In June 2021, we completed a public offering in which 4,720,000 shares of our common stock were sold at a price of $46 per share. The underwriters were also granted an option to purchase up to an additional 708,000 shares of our common stock from us at the public offering price, less underwriting discounts and commissions. Such option expired unexercised. We incurred approximately $13.2 million of underwriting commissions and $1.0 million of public offering related fees, which were netted against the proceeds. The net proceeds received from the public offering were $202.9 million.
As of June 30, 2021, our principal source of liquidity was our cash in the amount of $255.5 million which is primarily held in operating and deposit accounts. Although consequences of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as the COVID-19 pandemic, changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. In the event that additional financing is required from third party sources, we may not be able to raise it on acceptable terms or at all.
Debt
2014 Term Loan
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
During the second and third quarter of 2018, we entered into multiple amendments to the Credit Agreement to establish a new commitment amount of $21.0 million, to revise the applicable margin rate and to extend the maturity date to December 31, 2020. In December 2018, the Credit Agreement was further amended to revise the applicable margin rate and extend the maturity date to December 31, 2023. Additionally, we borrowed an additional $40.5 million as well as established new quarterly principal payment amounts. The December amendment was accounted for as an extinguishment of debt resulting in the recognition of a loss of $4.0 million for the year ended December 31, 2018. In December 2019, the Credit Agreement was amended to borrow an additional $12.0 million and revise applicable margin rates. In March 2020, the Credit Agreement was amended to establish new quarterly principal payment amounts among other amendments. The amendment was assessed and was accounted for as a modification. We incurred additional financing costs of $0.1 million related to this amendment that were capitalized. The interest rate on the Term Loan was 8.25%, 8.25% and 8.35% as of March 31, 2021, December 31, 2020 and December 31, 2019, respectively. On May 25, 2021, the 2014 Term Loan was repaid in full and terminated upon completion of the Refinancing.
New Term Loan
On May 25, 2021, we borrowed $160.0 million under a term loan maturing on May 25, 2027 (the “New Term Loan”), at an effective rate of LIBOR plus 5.75%, with a LIBOR floor of 0.50%. The New Term Loan replaced the 2014 Term Loan. The interest rate applicable to borrowings under the New Term Loan may subsequently be adjusted on periodic measurement dates provided for under the New Credit Agreement based on the type of loans borrowed by us and our total leverage ratio at such time. At our option, we may borrow loans which accrue interest at (i) a base rate (with a floor of 1.50%) or (ii) at LIBOR, in each case plus an applicable per annum margin. The per annum applicable margin for base rate loans is 4.25% or 4.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less, and the per annum applicable margin for LIBOR loans is 5.25% or 5.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less. The New Term Loan requires quarterly amortization payments of $0.4 million, commencing on September 30, 2021, with the balance becoming due at maturity. Our obligations pursuant to the New Credit Agreement are guaranteed by us and any of our current and future wholly-owned, domestic subsidiaries, subject to certain exceptions. The interest rate on the New Term Loan was 6.25% as of June 30, 2021.
We entered into Amendment No. 1 to the New Credit Agreement, dated as of August 11, 2021, by and among PLBY, Playboy Enterprises, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent, to, among other things: (a) obtain a $70 million incremental term loan, thereby increasing the aggregate principal amount of term loan indebtedness outstanding under the New Credit Agreement to $230 million, and (b) amend the terms of the New Credit Agreement to, among other things, permit Honey Birdette and certain of its subsidiaries to guaranty the obligations under the New Credit Agreement.

The Incremental Term Loan was incurred on materially the same terms as the New Term Loan. The New Credit Agreement, as amended by the First Amendment, requires quarterly amortization payments of $575,000, commencing on September 30, 2021. The Incremental Term Loan, together with cash on hand, was used to finance the acquisition of Honey Birdette and to pay fees and expenses incurred in connection with the Incremental Term Loan and such acquisition.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,618)	$(4,255)
Investing activities	(37,752)	(463)
Financing activities	301,469	(872)
Net increase (decrease) in cash and cash equivalents and restricted cash	$242,099	$(5,590)
Cash Flows from Operating Activities
Net cash used in operating activities was $21.6 million, including a net loss of $13.9 million for the six months ended June 30, 2021. Net loss was adjusted for non-cash charges of $5.1 million, primarily attributable to stock-based compensation expense of $3.9 million, loss on extinguishment of debt of $1.2 million and $1.8 million of depreciation and amortization expense, partially offset by deferred income taxes of $1.1 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in working capital of $12.8 million were primarily associated with an increase in contract assets, receivables and other assets and liabilities, and a decrease in accrued salaries, wages, and employee benefits, offset by an increase in accounts payable largely associated with infrastructure development costs incurred as part of our transition to a public company.
Net cash used in operating activities was $4.3 million, including a net loss of $6.0 million for the six months ended June 30, 2020. Net loss was adjusted for non-cash charges of $3.2 million, primarily attributable to stock-based compensation expense of $2.1 million and $1.2 million of depreciation and amortization expense. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in working capital of $1.4 million were primarily associated with a decrease in deferred revenues, a decrease in accrued salaries, wages, and employee benefits and an increase in other liabilities and accrued expenses.
Cash Flows from Investing Activities
Net cash used in investing activities was $37.8 million for the six months ended June 30, 2021, which was primarily due to the acquisition of TLA and purchase of an aircraft.
Net cash used in investing activities was $0.5 million for the six months ended June 30, 2020, which was primarily due to miscellaneous purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $301.5 million for the six months ended June 30, 2021, which was primarily due to net proceeds from our June 2021 public offering, as well as issuance of long-term debt, net cash acquired from the Business Combination and PIPE Investment, partially offset by the repayment of borrowings and the payment of financing costs.
Net cash used in financing activities was $0.9 million for the six months ended June 30, 2020, which was primarily due to the repayment of borrowings.

Contractual Obligations
There have been no material changes to our contractual obligations from December 31, 2020, as disclosed in our audited consolidated financial statements included in our Current Report on Form 8-K/A filed on March 31, 2021, other than the Refinancing, the issuance of the Aircraft Term Loan, and the lease commitments assumed in connection with our acquisition of TLA. Refer to Note 9, Debt, and Note 13, Commitments and Contingencies, included elsewhere in this Quarterly Report for more information.
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
During the six months ended June 30, 2021, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Current Report on Form 8-K/A filed with the SEC on March 31, 2021.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks. Set forth below are the market risks applicable to our business during the quarter ended June 30, 2021.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash of $255.5 million and $13.4 million, respectively, and restricted cash and cash equivalents of $2.1 million and $2.1 million, respectively, primarily consisting of interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
As of June 30, 2021 and December 31, 2020, we had outstanding debt obligations of $169.0 million and $159.1 million, respectively, which accrued interest at a rate of 6.25% and 8.25% as of June 30, 2021 and December 31, 2020, respectively. A hypothetical 10% change in the interest rate on our debt for all periods presented would not have a material impact on our consolidated financial statements.
Credit Risk
At various times throughout the year, we maintained cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. We had a licensee that accounted for approximately 11% and 16% of our net revenues for the three months ended June 30, 2021 and 2020, respectively.
Foreign Currency Risk
There was no material foreign currency risk for the three and six months ended June 30, 2021 and 2020.

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
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. See Note 13, Commitments and Contingencies–Legal Contingencies, within the notes to our unaudited condensed consolidated financial statements for a summary of legal proceedings, in addition to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed with the SEC on April 15, 2021 and the updates set forth below.

Lothario Scott Case

On January 19, 2021, Lathario Scott filed a purported class action lawsuit against Playboy Enterprises Inc. (“Playboy”) in Los Angeles Superior Court. Scott alleged that Playboy used software to track his and purported class members’ electronic communications on Playboy’s website (http://www.playboy.com/), including their mouse movements and clicks, information inputted into the site and content viewed on the site, and that such actions violated the Florida Security of Communications Act. Scott sought to certify a class of persons residing in the State of Florida who visited Playboy’s website and whose electronic communications were tracked without their consent. Plaintiff sought declaratory and injunctive relief, as well as compensatory, statutory and other damages. On March 18, 2021, the case was removed to the United States District Court for the Central District of California. On June 9, 2021, the plaintiff voluntarily dismissed his claim.

AVS Case

In March 2020, our subsidiary Playboy Enterprises International, Inc. (together with its subsidiaries, “PEII”) terminated its license agreement with a licensee, AVS Products, LLC (“AVS”), for AVS’s failure to make required payments to PEII under the agreement, following notice of breach and an opportunity to cure. On February 6, 2021, PEII received a letter from counsel to AVS alleging that the termination of the contract was improper, and that PEII failed to meet its contractual obligations, preventing AVS from fulfilling its obligations under the license agreement.

On February 25, 2021, PEII brought suit against AVS in Los Angeles Superior Court to prevent further unauthorized sales of PLAYBOY branded products and for disgorgement of unlawfully obtained funds. On March 1, 2021, PEII also brought a claim in arbitration against AVS for outstanding and unpaid license fees. PEII and AVS subsequently agreed that the claims PEII brought in arbitration would be alleged in the Los Angeles Superior Court case instead, and on April 23, 2021, the parties entered into and filed a stipulation to that effect with the court. On May 18, 2021, AVS filed a demurrer, asking for the court to remove an individual defendant and dismiss PEII’s request for a permanent injunction. On June 10, 2021, the court denied AVS’s demurrer. AVS filed an opposition to PEII’s’s motion for a preliminary injunction to enjoin AVS from continuing to sell or market PLAYBOY branded products on July 2, 2021, which the court denied on July 28, 2021.

On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. We believe AVS’ claims and allegations are without merit, and we will defend this matter vigorously. The parties are currently engaged in discovery. The court has set a preliminary trial date of April 25, 2022.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, including the risk factor set forth below, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under the heading “Part I – Item 1A. Risk Factors.” Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results.

We are expanding our digital ecosystems, including offerings of digital assets, which are evolving and uncertain, and new regulations or policies may materially adversely affect our development.

We are currently exploring and anticipate embracing digital assets and cryptocurrencies in the future. The technologies supporting these digital assets like blockchain and non-fungible tokens (“NFT”) are new and rapidly evolving. To the extent these technologies become more widely utilized in the industry, revenues from our mobile digital applications could be negatively impacted. If we fail to explore these new technologies and apply them innovatively to keep our products and services competitive, we may not experience significant growth of our business. Regulation of digital assets like, cryptocurrencies, blockchain technologies, NFTs and cryptocurrency exchanges, is currently underdeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transacting in or transferring them. The regulatory regime governing blockchain technologies, NFTs, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect our development and our value if we materially embrace digital assets and cryptocurrencies in the future.

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences that we cannot yet fully predict.

We are party to agreements and instruments where obligations by or to us are calculated based on or otherwise dependent on LIBOR. In July 2017, the U.K. Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR as early as the end of 2021. In March 2021, the FCA confirmed its intention to cease publication of the one week and two month USD LIBOR tenors and all tenors for EUR, CHF, JPY and GBP LIBOR after December 31, 2021 and to cease publication of all other USD LIBOR after June 30, 2023. As a result, LIBOR for particular currencies and tenors will not be available for use in agreements and other instruments after the relevant cessation date and may ultimately cease to be utilized prior to the date publication ceases. Alternative benchmark rate(s) may replace LIBOR and could affect our agreements that reference LIBOR, not all of which contain definitive alternative rate provisions. Certain of our agreements reference LIBOR, including, for example, our New Credit Agreement. At this time, it is difficult for us to predict the full effect of any changes from LIBOR to an alternative benchmark rate upon or prior to the cessation of publication, the phase out of LIBOR generally, or the establishment and use of particular alternative benchmark rates to replace LIBOR. There is uncertainty about how we, the financial markets, applicable law, and the courts will address the replacement of LIBOR with alternative benchmark rates for contracts that do not include appropriate fallback provisions to provide for such alternative benchmark rates. In addition, any changes from LIBOR to an alternative benchmark rate may have an uncertain impact on our cost of funds, our receipts or payments under agreements that reference LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
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
On August 9, 2021, we issued 2,155,849 shares of our common stock to the sellers of Honey Birdette, based on a price of $43.02 per share pursuant to the terms of the SPA. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as they were issued pursuant to a private placement to accredited investors.
On August 11, 2021, we issued 109,291 shares of our common stock to a licensee based on a price of $45.75 per share pursuant to the terms of a license agreement. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as they were issued pursuant to a private placement to an accredited investor.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
2.1^
Share Purchase Agreement, dated June 28, 2021, by and among the Company, PLBY Australia Pty Ltd, Honey Birdette (Aust) Pty Limited, the sellers party thereto, and Ray Itaoui, as the sellers’ representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021)

3.1
Second Amended and Restated Certificate of Incorporation of PLBY Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

3.2	Amended and Restated Bylaws of PLBY Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)
10.1^	Form of Aircraft Purchase Agreement, dated as of April 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2021)
10.2^
Credit and Guaranty Agreement, dated as of May 25, 2021, entered into by and among Playboy Enterprises, Inc., the Company and certain subsidiaries of the Company, the lenders party thereto, and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2021)

10.3^
Pledge and Security Agreement, dated as of May 25, 2021, entered into by and among Playboy Enterprises, Inc., the Company and certain subsidiaries of the Company, and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2021)

10.4^
Amendment No. 1 to Credit and Guaranty Agreement, dated as of August 11, 2021, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2021)

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from PLBY Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document (submitted electronically with this Quarterly Report on Form 10-Q)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
_____________________
^    Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
*    Filed herewith.
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

PLBY GROUP, INC.

Date: August 16, 2021	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: August 16, 2021	By:	/s/ Lance Barton
	Name:	Lance Barton
	Title:	Chief Financial Officer (principal financial officer)