Form 10-Q
period 2021-09-30
PLBY Group, Inc.
filed 2021-11-15
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of November 12, 2021 was 41,380,183.

i

PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$58,356	$35,004	$150,887	$101,335
Costs and expenses:
Cost of sales	(25,221)	(16,062)	(67,920)	(51,710)
Selling and administrative expenses	(38,645)	(14,460)	(96,206)	(40,187)
Related party expenses	—	(257)	(250)	(757)
Total costs and expenses	(63,866)	(30,779)	(164,376)	(92,654)
Operating (loss) income	(5,510)	4,225	(13,489)	8,681
Nonoperating (expense) income:
Interest expense	(3,622)	(3,417)	(9,172)	(10,073)
Loss on extinguishment of debt	—	—	(1,217)	—
Other (expense) income, net	(47)	74	695	103
Total nonoperating expense	(3,669)	(3,343)	(9,694)	(9,970)
(Loss) income before income taxes	(9,179)	882	(23,183)	(1,289)
Benefit (expense) from income taxes	1,480	384	1,571	(3,470)
Net (loss) income	(7,699)	1,266	(21,612)	(4,759)
Net (loss) income attributable to PLBY Group, Inc.	$(7,699)	$1,266	$(21,612)	$(4,759)
Net (loss) income per share, basic	$(0.18)	$0.06	$(0.60)	$(0.22)
Net (loss) income per share, diluted	$(0.18)	$0.05	$(0.60)	$(0.22)
Weighted-average shares used in computing net (loss) income per share, basic	41,877,232	22,273,633	36,179,795	22,153,946
Weighted-average shares used in computing net (loss) income per share, diluted	41,877,232	25,377,878	36,179,795	22,153,946
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(7,699)	$1,266	$(21,612)	$(4,759)
Other comprehensive loss:
Change in foreign currency translation adjustment	(3,721)	—	(3,721)	—
Other comprehensive loss	(3,721)	—	(3,721)	—
Comprehensive (loss) income	$(11,420)	$1,266	$(25,333)	$(4,759)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,849	$13,430
Restricted cash	2,215	2,130
Receivables, net of allowance for doubtful accounts	9,534	6,601
Inventories, net	35,665	11,788
Stock receivable	—	4,445
Prepaid expenses and other current assets	17,079	8,822
Total current assets	132,342	47,216
Restricted cash	4,130	—
Property and equipment, net	26,104	5,203
Intangible assets, net	418,057	339,032
Goodwill	236,925	504
Contract assets, net of current portion	17,582	7,159
Other noncurrent assets	14,262	13,013
Total assets	$849,402	$412,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,615	$8,678
Accrued salaries, wages, and employee benefits	4,015	4,870
Deferred revenues, current portion	11,079	11,159
Long-term debt, current portion	2,799	4,470
Contingent consideration	23,659	—
Convertible promissory notes	—	6,230
Other current liabilities and accrued expenses	31,047	18,556
Total current liabilities	91,214	53,963
Deferred revenues, net of current portion	32,910	43,792
Long-term debt, net of current portion	226,507	154,230
Deferred tax liabilities, net	94,203	74,909
Other noncurrent liabilities	6,948	2,422
Total liabilities	451,782	329,316
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 41,532,149 shares issued and 40,832,149 shares outstanding as of September 30, 2021; 20,626,249 shares issued and outstanding as of December 31, 2020	4	2
Treasury stock, at cost, 700,000 shares and 0 shares as of September 30, 2021 and December 31, 2020	(4,445)	—
Additional paid-in capital	505,618	161,033
Accumulated other comprehensive loss	(3,721)	—
Accumulated deficit	(99,628)	(78,016)
Total stockholders’ equity	397,828	83,019
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$849,402	$412,127
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020, as previously reported	3,681,185	$36	$(23,453)	$184,452	$(78,016)	$—	$83,019
Retroactive application of recapitalization	16,945,064	(34)	23,453	(23,419)	—	—	—
Balance at December 31, 2020, effect of reverse acquisition (Note 1)	20,626,249	2	—	161,033	(78,016)	—	83,019
Conversion of convertible promissory note	290,563	—	—	2,730	—	—	2,730
Business Combination and PIPE financing	12,644,168	1	(4,445)	99,299	—	—	94,855
Stock-based compensation expense and vesting of restricted stock units	—	—	—	3,498	—	—	3,498
Net loss	—	—	—	—	(4,997)	—	(4,997)
Balance at March 31, 2021	33,560,980	3	(4,445)	266,560	(83,013)	—	179,105
Issuance of common stock in public offering	4,720,000	1	—	202,894	—	—	202,895
Shares issued in connection with unit purchase options, net exercised	247,976	—	—	—	—	—	—
Adjustment to transaction costs related to the Business Combination	—	—	—	319	—	—	319
Stock-based compensation expense and vesting of restricted stock units	—	—	—	361	—	—	361
Net loss	—	—	—	—	(8,916)	—	(8,916)
Balance at June 30, 2021	38,528,956	4	(4,445)	470,134	(91,929)	$—	373,764
Shares issued pursuant to trademark licensing agreement	109,291	—	—	5,000	—	—	5,000
Shares issued in connection with the acquisition of Honey Birdette	2,160,261	—	—	30,006	—	—	30,006
Shares issued upon exercise of stock options	33,641	—	—	113	—	—	113
Stock-based compensation expense and vesting of restricted stock units	—	—	—	365	—	—	365
Other comprehensive loss	—	—	—	—	—	(3,721)	(3,721)
Net loss	—	—	—	—	(7,699)	—	(7,699)
Balance at September 30, 2021	40,832,149	$4	$(4,445)	$505,618	$(99,628)	$(3,721)	$397,828
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2019, as previously reported	3,681,185	$36	$(23,453)	$181,464	$(72,745)	$85,302
Retroactive application of recapitalization	16,945,064	(34)	23,453	(23,419)	—	—
Balance at December 31, 2019, effect of reverse acquisition (Note 1)	20,626,249	2	—	158,045	(72,745)	85,302
Stock-based compensation expense and vesting of restricted stock units	—	—	—	749	—	749
Net loss	—	—	—	—	(2,409)	(2,409)
Balance at March 31, 2020	20,626,249	2	—	158,794	(75,154)	83,642
Stock-based compensation expense and vesting of restricted stock units	—	—	—	1,345	—	1,345
Net loss	—	—	—	—	(3,616)	(3,616)
Balance at June 30, 2020	20,626,249	2	—	160,139	(78,770)	81,371
Stock-based compensation expense and vesting of restricted stock units	—	—	—	402	—	402
Net income	—	—	—	—	1,266	1,266
Balance at September 30, 2020	20,626,249	$2	$—	$160,541	$(77,504)	$83,039
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(21,612)	$(4,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,219	1,169
Stock-based compensation	4,224	2,496
Loss on extinguishment of debt	1,217	—
Gain from settlement of convertible promissory note	(700)	—
Fair value remeasurement of contingent consideration	(1,681)	—
Amortization of intangible assets	1,803	534
Deferred income taxes	(3,253)	2,181
Other	514	(333)
Changes in operating assets and liabilities:
Receivables, net	(2,147)	(428)
Inventories, net	(1,310)	(209)
Contract assets	(5,364)	(200)
Prepaid expenses and other assets	(6,439)	(2,310)
Accounts payable	5,174	1,321
Accrued salaries, wages, and employee benefits	(3,187)	(605)
Deferred revenues	(10,958)	(663)
Other assets and liabilities	(466)	(4,277)
Net cash used in operating activities	(41,966)	(6,083)
Cash Flows From Investing Activities
Purchases of property and equipment	(15,799)	(474)
Proceeds from disposals of property and equipment	6	7
Cash paid for acquisitions, net of cash acquired	(252,584)	—
Stock receivable	—	(4,445)
Net cash used in investing activities	(268,377)	(4,912)
Cash Flows From Financing Activities
Net proceeds from public offering of stock	202,922	—
Net proceeds from issuance of long-term debt	239,000	—
Payment of financing costs	(10,221)	(97)
Repayment of long-term debt	(159,846)	(775)
Repayment of convertible notes	(2,800)	—
Net contribution from the Merger and PIPE Financing	99,911	—
Proceeds from exercise of stock options	113	—
Net cash provided by (used in) financing activities	369,079	(872)
Effect of exchange rates	(102)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	58,634	(11,867)
Balance, beginning of period	15,560	28,707
Balance, end of period	$74,194	$16,840
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$67,849	$15,872
Restricted cash	6,345	968
Total	$74,194	$16,840
Supplemental Disclosures
Cash paid for income taxes	$3,127	$3,331
Cash paid for interest	$11,174	$6,886
Supplemental Disclosure of Non-cash Activities
Purchases of property and equipment	$167	$—
Common stock issued in connection with license agreement	$5,000	$—
Conversion of convertible notes into common stock	$2,730	$—
Reclassification of stock receivable to treasury stock upon settlement	$4,445	$—
Contingent consideration from acquisition of Honey Birdette	$25,460	$—
Stock issued in connection with the acquisition of Honey Birdette	$30,006	$—
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

The following table reconciles the elements of the Merger to the condensed consolidated statement of cash flows and the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2021 (in thousands):

Cash - trust account and cash	$54,044
Cash - PIPE Investment	46,844
Less: transaction costs paid in 2021	(977)
Net contributions from Merger and PIPE Investment	99,911
Less: transaction costs paid in 2020	(292)
Merger and PIPE Investment	$99,619
Acquisition of TLA
On March 1, 2021, we completed the acquisition of 100% of the equity of TLA Acquisition Corp. (“TLA”) for $24.9 million in cash consideration. TLA is the parent company of the Lovers family of stores, a leading omni-channel online and brick-and-mortar sexual wellness chain, with 41 stores in five states. Refer to Note 17, Acquisitions, for additional information.
Acquisition of Honey Birdette
On June 28, 2021 (“Contract Date”), we entered into a Share Purchase Agreement (the “SPA”) to acquire Honey Birdette (Aust) Pty Limited (“Honey Birdette”), a company organized under the laws of Australia. Aggregate consideration for the acquisition of $327.7 million as of the Contract Date consisted of approximately $235.0 million in cash (based on an exchange rate of 0.7391 U.S. dollars per Australian dollars) and 2,155,849 shares of Company common stock, valued at $92.7 million as of the Contract Date, based on a Contract Date per share price of $43.02. Pursuant to the SPA, on August 9, 2021 (“Closing Date”), the Company acquired all of the capital stock of Honey Birdette. The Closing Date per share price of $26.57 per share of Company common stock resulted in total consideration transferred of $288.8 million. As a result of the transaction, Honey Birdette became an indirect, wholly-owned subsidiary of the Company. On August 19, 2021, an additional 4,412 shares of Company common stock were issued to the Honey Birdette sellers pursuant to the terms of a true-up under the SPA. Refer to Note 17, Acquisitions, for additional information.
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
The Company and Honey Birdette have different fiscal quarter and year ends. Honey Birdette follows a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to June 30. Each fiscal year of Honey Birdette consists of four 13-week quarters, with an extra week added to each fiscal year every five or six years. The Company follows a monthly reporting calendar, with its fiscal year ending on December 31. The difference in fiscal periods for Honey Birdette and the Company is considered to be insignificant and no related adjustments have been made in the preparation of these unaudited condensed consolidated financial statements.
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of September 30, 2021, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of September 30, 2021 and our results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The interim condensed consolidated results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with Legacy Playboy’s audited financial statements included in the Current Report on Form 8-K/A as filed by us with the Securities and Exchange Commission (“SEC”) on March 31, 2021.
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
Concentrations of Business and Credit Risk
At various times throughout the period, we maintained cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. We have a licensee that accounted for approximately 9% and 15% of our total net revenues for the three months ended September 30, 2021 and 2020, respectively, and 11% and 16% of our total net revenues for the nine months ended September 30, 2021 and 2020, respectively.
Cash Equivalents
Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.
Restricted Cash
At September 30, 2021 and December 31, 2020, restricted cash was primarily related to cash collateralized letters of credit we maintained in connection with the lease of our Los Angeles headquarters and the purchase of an aircraft, as well as Honey Birdette’s term deposit.
Accounts Receivable, Net
Trade receivables are reported at their outstanding unpaid balances, less allowances for doubtful accounts. The allowances for doubtful accounts are increased by the recognition of bad debt expense and decreased by charge-offs (net of recoveries) or by reversals to income. We perform periodic evaluations of the adequacy of the allowances based on our past loss experiences and adverse situations that may affect a customer’s ability to pay. A receivable balance is written off when we deem the balance to be uncollectible. The allowance for doubtful accounts was $0.2 million at September 30, 2021 and December 31, 2020.
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
A portion of consumer product sales is generated through third-party sellers, who list the product on their websites. These sales are either fulfilled by us or through the third-party seller’s fulfillment services. We recognize the fees retained by the third-party sellers as expenses in cost of sales for inventory provided through drop-shipment arrangements.
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

We are subject to federal and state income taxes in the United States and foreign income and withholding taxes. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future profitability, the duration of the applicable statutory carryforward periods, and tax planning alternatives. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related deferred tax assets become deductible. The value of our deferred tax assets depends on applicable income tax rates.
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
Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net (loss) income. Our other comprehensive loss represents foreign currency translation adjustment attributable to Honey Birdette operations. Refer to Condensed Consolidated Statements of Comprehensive Loss.
Net (Loss) Income Per Share
Basic net (loss) income per share is calculated by dividing the net (loss) income attributable to PLBY Group, Inc. stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net (loss) income per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
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
Accounting Pronouncements Issued but Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which supersedes the guidance in former ASC 840, Leases. This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. In May 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which deferred the effective dates for non-public entities. Therefore, this standard is effective for annual reporting periods, and interim periods within those years, for public entities beginning after December 15, 2018 and for private entities beginning after December 15, 2021. Originally, a modified retrospective transition approach was required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative- effect adjustment to the opening balance of retained earnings in the period of adoption. Entities may elect to apply either approach. There are also a number of optional practical expedients that entities may elect to apply. We are currently assessing the impact of this standard on our consolidated financial statements. We will adopt this standard and record a material right-of-use asset and related lease liability in connection with its implementation on its effective date of January 1, 2022.
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
For cash equivalents, receivables and certain other current assets and liabilities, the amounts reported approximate fair value due to their short-term nature. For debt, we believe that the amounts reported approximate fair value based upon the refinancing of our senior secured debt in May 2021, its amendment in August 2021 and the Aircraft Term Loan we obtained in May 2021. Refer to Note 9, Debt, for additional disclosures about our debt. The following table summarizes the fair value of our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
PSARs liability	$—	$—	$846	$846
Contingent Consideration		—	23,659	23,659
Total liabilities	$—	$—	$24,505	$24,505

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
PSARs liability	$—	$—	$858	$858
Total liabilities	$—	$—	$858	$858
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The phantom stock appreciation rights (“PSARs”) liability is remeasured to its fair value each reporting period until its settlement at the end of the four-year vesting period with changes in fair value recorded in “selling and administrative expenses” in the condensed consolidated statements of operations. The fair value of the PSARs is based on the fair value of one unit of the equity of Yandy Holdings, LLC (“Yandy”), our wholly-owned subsidiary, which was estimated using a combination of market and income approaches to determine the enterprise value, weighting each approach and applying a discount for lack of marketability. The fair value of each PSAR was estimated based on a Black-Scholes model using the fair value per unit of Yandy’s equity of $50.46 as an input as well as the following: (i) base price of $13.00; (ii) volatility of 29.30%; (iii) expected term of 3 years; and (iv) risk-free rate of 0.34%. The assumptions used to estimate the liability are based on estimates and any change in such assumptions could increase or decrease the liability by a material amount.
Contingent consideration, recorded in connection with the acquisition of Honey Birdette, represents the fair value for the shares issued to the Honey Birdette sellers that remained subject to lock-up restrictions as of September 30, 2021, net of the fair value of the FY22 true-up adjustment as discussed in Note 17, Acquisitions.
We recorded the acquisition-date fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments and stock issuances, as part of the consideration transferred. The earn-out payments and value of stock issuances are subsequently remeasured to fair value each reporting date. For contingent consideration we used the per share price of our common stock as reported on the Nasdaq Stock Market to determine the fair value of the shares expected to be issued as of September 30, 2021. We recorded $1.7 million of fair value change as a result of contingent liabilities fair value remeasurement in selling and administrative expenses. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
The following table provides a roll-forward of the fair value of the liabilities (assets) categorized as Level 3 for the nine months ended September 30, 2021 (in thousands):

Fair Value
Balance at December 31, 2020	$858
Issuance of contingent consideration in connection with the acquisition of Honey Birdette	25,460
Change in fair value and other	(1,813)
Balance at September 30, 2021	$24,505
The decrease in fair value of the PSARs for the nine months ended September 30, 2021 was primarily due to a portion of total PSAR liability being forfeited pursuant to a separation agreement with an employee in the second quarter of 2021. In the third quarter of 2021, we entered into agreements with all employees holding the remaining PSARs, pursuant to which all outstanding PSARs were forfeited and subsequently converted into restricted stock units in November 2021.

The decrease in fair value of the contingent consideration for the nine months ended September 30, 2021 was primarily due to a decrease in a price per share of our common stock as of September 30, 2021.
3. Revenue Recognition
Contract Balances
Our contract assets relate to the Trademark Licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $18.7 million and $8.3 million as of September 30, 2021 and December 31, 2020, respectively. Contract liabilities were $44.0 million and $55.0 million as of September 30, 2021 and December 31, 2020, respectively. The changes in such contract balances during the nine months ended September 30, 2021 primarily relate to (i) $41.6 million of revenues recognized that were included in gross contract liabilities at December 31, 2020, (ii) a $3.5 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, (iii) $26.1 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional, (iv) a $0.5 million increase in contract liabilities due to the acquisition of Honey Birdette, and (v) a $10.0 million increase in contract assets due to certain trademark licensing contract modification.
Contract assets were $8.2 million and $8.0 million as of September 30, 2020 and December 31, 2019, respectively. Contract liabilities were $50.9 million and $51.6 million as of September 30, 2020 and December 31, 2019, respectively. The changes in such contract balances during the nine months ended September 30, 2020 primarily relate to (i) $40.6 million of revenues recognized that were included in gross contract liabilities at December 31, 2019, (ii) a $3.6 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, and (iii) $36.4 million of contract assets reclassified into accounts receivable as a result of rights to consideration becoming unconditional.
Future Performance Obligations
As of September 30, 2021, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $384.1 million, of which $377.6 million relates to Trademark Licensing, $5.4 million relates to Magazine and Digital Subscriptions, and $1.1 million relates to other obligations. Unrecognized revenue of the Trademark Licensing revenue stream will be recognized over the next ten years, of which 63% will be recognized in the first five years. Unrecognized revenue of the Magazine and Digital Subscriptions revenue stream will be recognized over the next five years, of which 55% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
Our revenue is recognized over time, with the exception of Consumer Products, for which revenue is recognized at a point in time. The following table disaggregates revenue by type (in thousands):

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total
Trademark Licensing	$16,903	$—	$283	$—	$17,186	$47,250	$—	$1,601	$—	$48,851
Magazine and Digital Subscriptions	—	—	2,395	95	2,490	—	—	6,993	1,114	8,107
TV and Cable Programming	—	—	2,679	—	2,679	—	—	7,704	163	7,867
Consumer Products	—	36,001	—	—	36,001	—	86,062	—	—	86,062
Total revenues	$16,903	$36,001	$5,357	$95	$58,356	$47,250	$86,062	$16,298	$1,277	$150,887

	Three Months Ended September 30, 2020					Nine Months Ended September 30, 2020
	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total
Trademark Licensing	$14,788	$—	$448	$—	$15,236	$44,205	$—	$1,720	$—	$45,925
Magazine and Digital Subscriptions	—	—	2,270	37	2,307	—	—	6,417	744	7,161
TV and Cable Programming	—	—	2,376	—	2,376	—	—	7,319	692	8,011
Consumer Products	—	15,085	—	—	15,085	—	40,238	—	—	40,238
Total revenues	$14,788	$15,085	$5,094	$37	$35,004	$44,205	$40,238	$15,456	$1,436	$101,335

4. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands):

	September 30, 2021	December 31, 2020
Editorial and other pre-publication costs	$169	$298
Merchandise finished goods	35,496	11,490
Total	$35,665	$11,788
As of September 30, 2021 and December 31, 2020, reserves for slow-moving and obsolete inventory related to merchandise finished goods amounted to $1.2 million and $0.2 million, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid agency fees and commissions	$24	$2,408
Prepaid foreign withholding taxes	3,671	2,207
Prepaid insurance	2,740	313
Contract assets, current portion	1,114	1,173
Software implementation costs	2,966	—
Licensed programming costs	446	497
Other	6,118	2,224
Total	$17,079	$8,822
As of September 30, 2021, the unamortized balance of the licensed programming costs will be recognized over 1.5 years. We recognized amortization expense of $0.1 million for each of the three months ended September 30, 2021 and 2020. Amortization expense for each of the nine months ended September 30, 2021 and 2020 was $0.3 million.
6. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Furniture and fixtures	$10,404	$7,211
Aircraft	12,895	—
Leasehold improvements	10,004	3,543
Total property and equipment, gross	$33,303	$10,754
Less: accumulated depreciation	(7,199)	(5,551)
Total	$26,104	$5,203
In April 2021, we purchased an aircraft for an aggregate purchase price of $12.7 million, including $0.7 million of costs related to inspecting and testing the aircraft prior to purchase. The aircraft is being amortized on a straight-line basis over its estimated useful life of seven years.
The aggregate depreciation expense related to property and equipment, net was $1.1 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $2.2 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.
7. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of $331.8 million and $336.7 million of Playboy-branded trademarks and acquired trade names as of September 30, 2021 and December 31, 2020, respectively.
In January 2021, we assessed and adjusted the expected use of our certain acquired trade names. In determining the estimated useful life of acquired trade names, we consider the longevity of the trade name, economic factors and period over which economic benefit is consumed, among other factors. No material impact was recorded during the three and nine months ended September 30, 2021.

Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs of $0.2 million were capitalized during each of the three months ended September 30, 2021 and 2020. Registration and renewal costs of $0.5 million were capitalized during each of the nine months ended September 30, 2021 and 2020.
Our amortizable intangible assets consisted of the following (in thousands):

	Weighted-Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

September 30, 2021
Trade names	10-12	$85,683	$(1,301)	$84,382
Distribution agreements	15	3,720	(2,625)	1,095
Photo and magazine archives	10	2,000	(2,000)	—
Customer list	10	1,180	(400)	780
Total		$92,583	$(6,326)	$86,257

	Weighted-Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

December 31, 2020
Distribution agreements	15	$3,720	$(2,438)	$1,282
Photo and magazine archives	10	2,000	(1,967)	33
Licensing agreements	9	5,913	(5,913)	—
Customer list	10	1,180	(118)	1,062
Total		$12,813	$(10,436)	$2,377
The aggregate amortization expense for definite-lived intangible assets was $1.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $1.8 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, expected amortization expense relating to definite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Remainder of 2021	$2,016
2022	7,663
2023	7,663
2024	7,663
2025	7,663
Thereafter	53,589
Total	$86,257
Goodwill
Changes in the carrying value of goodwill for the nine months ended September 30, 2021 were as follows (in thousands):

Balance at December 31, 2020	$504
Acquisition of TLA	15,864
Acquisition of Honey Birdette	222,780
Foreign currency translation adjustment in relation to Honey Birdette	(2,223)
Balance at September 30, 2021	$236,925

8. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued interest	$1,519	$3,991
Accrued agency fees and commissions	4,166	5,950
Outstanding gift/store credits	4,124	—
Stock in transit	3,988	—
Taxes	5,222	846
Other	12,028	7,769
Total	$31,047	$18,556
9. Debt
The following table sets forth our debt (in thousands):

	September 30, 2021	December 31, 2020
Term loan, due 2023	$—	$159,058
Term loan, due 2027 (as refinanced and amended)	229,425	—
Aircraft term loan, due 2026	8,787	—
Convertible promissory notes	—	6,230
Total outstanding debt	238,212	165,288
Less: unamortized debt issuance costs	(2,485)	(358)
Less: unamortized debt discount	(6,421)	—
Total debt, net of unamortized debt issuance costs and debt discount	229,306	164,930
Less: current portion of debt	(2,799)	(4,470)
Less: convertible promissory notes	—	(6,230)
Total debt, net of current portion	$226,507	$154,230
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
New Term Loan

In May 2021, we consummated the refinancing of the term loan facility (the “Refinancing”), which was scheduled to expire on December 31, 2023. Pursuant to the Refinancing’s new Credit and Guaranty Agreement (the “New Credit Agreement”) with Acquiom Agency Services LLC, as the administrative agent and collateral agent, we obtained a new $160.0 million senior secured term loan (the “New Term Loan”), which was fully funded at the closing of the refinancing. In connection with the refinancing, we were required to pay off the prior term loan facility with an outstanding principal balance of approximately $154.7 million, as well as certain fees and expenses in connection with such payoff. We financed the payoff of the prior facility with proceeds from the New Term Loan.

As a result of the refinancing, we recognized a loss on the early extinguishment of debt of $1.2 million during the nine months ended September 30, 2021, due to $1.0 million of fees which were expensed as incurred in connection with the refinancing, as well as the write-off of $0.2 million of unamortized debt discount and deferred financing fees as a result of such refinancing.

The New Term Loan has a six year term and matures in May 2027. The New Term Loan accrues interest at LIBOR plus 5.75%, with a LIBOR floor of 0.50%. The interest rate applicable to borrowings under the New Term Loan may subsequently be adjusted on periodic measurement dates provided for under the new credit agreement based on the type of loans borrowed by us and our total leverage ratio at such time. The New Term Loan requires quarterly amortization payments of $0.4 million, commencing on September 30, 2021, with the balance becoming due at maturity.

In August 2021, in connection with the acquisition of Honey Birdette, the New Term Loan was amended to (a) obtain a $70.0 million incremental term loan for the purpose of funding the acquisition, thereby increasing the aggregate principal amount of term loan indebtedness outstanding under the New Credit Agreement to $230.0 million, and (b) amend the terms of the New Credit Agreement to, among other things, permit Honey Birdette and certain of its subsidiaries to guaranty the obligations under the New Credit Agreement. In connection with such amendment, $2.0 million of debt issuance costs were expensed as incurred, and $1.7 million of debt discount fees were capitalized.
Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft (the “Aircraft Term Loan”). The stated interest rate was 6.25% as of September 30, 2021. The Aircraft Term Loan requires monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021. We incurred $0.1 million of financing costs related to the Aircraft Term Loan, which were capitalized.
Original issue discounts and deferred financing costs were incurred in connection with the issuance of our term loans. Costs incurred in connection with debt are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness and are included in “interest expense” in the consolidated statements of operations. Amortization expense related to deferred financing costs was immaterial for the three and nine months ended September 30, 2021 and 2020. Interest expense related to our debt was $3.6 million and $3.4 million for the three months ended September 30, 2021 and 2020, respectively, and $9.2 million and $10.1 million for the nine months ended September 30, 2021 and 2020, respectively. The stated interest rate was 6.25% and 8.25% as of September 30, 2021 and December 31, 2020, respectively.
As was the case with the 2014 Credit Agreement, the terms of the New Credit Agreement limit or prohibit, among other things, our ability to: incur liens, incur additional indebtedness, make investments, transfer, sell or acquire assets, pay dividends and change the business we conduct. Acquiom Agency Services LLC has a lien on all our assets as stated in the New Credit Agreement.
The following table sets forth maturities of the principal amount of our term loans as of September 30, 2021 (in thousands):

Remainder of 2021	$793
2022	3,206
2023	3,265
2024	3,327
2025	3,395
Thereafter	224,226
Total	$238,212
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

10. Redeemable Noncontrolling Interest
On April 13, 2015, we sold 25% of the membership interest in our subsidiary, After Dark LLC, to an unaffiliated third party for $1.0 million. As part of the arrangement we granted a put right to this party which provides the right, but not the obligation, to the third party to cause us to purchase all of the third party’s interest in After Dark LLC at the then fair market value. This put right can be exercised on April 13 of each year. Additionally, the put right can be exercised upon a change of control of the Company. To date, the put right has not been exercised, including in connection with the Business Combination. Our controlling interest in this subsidiary requires the operations of this subsidiary to be included in the consolidated financial statements. Noncontrolling interest with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interest) are reported as mezzanine equity on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, between liabilities and equity. Net income or loss of After Dark LLC is allocated to its noncontrolling member interest based on the noncontrolling ownership percentage.
Additionally, the results of operations of the subsidiary that are not attributable to us are shown as “net loss attributable to redeemable noncontrolling interest” in the condensed consolidated statements of operations. There was no change in the balance of the redeemable noncontrolling interest as After Dark LLC did not generate any operating activities for the nine months ended September 30, 2021 and 2020.
11. Stockholders’ Equity
Common Stock
The holders of our common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by our Board of Directors (the “Board of Directors”). As of September 30, 2021, no dividends had been declared by the Board of Directors.
Common stock reserved for future issuance consists of the following:

	September 30, 2021	December 31, 2020
Shares available for grant under stock option plans	4,262,364	1,646,518
Options issued and outstanding under stock option plans	3,526,900	2,594,597
Unvested restricted stock units	—	313,976
Vested restricted stock units not yet settled	2,045,634	1,731,658
Convertible promissory note payable to CAA	—	290,563
Total common stock reserved for future issuance	9,834,898	6,577,312
Refer to Note 20, Subsequent Events, for information regarding recent grants issued under the Company’s 2021 Equity and Incentive Compensation Plan (the “2021 Plan”) in October 2021.
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
In connection with our recapitalization that occurred with the consummation of the Business Combination, we eliminated Legacy Playboy’s previously held treasury stock of 1,164,847 shares. We held 700,000 shares of treasury stock as of September 30, 2021.
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

12. Stock-Based Compensation
In June 2018, Legacy Playboy adopted its 2018 Equity Incentive Plan (“2018 Plan”), under which 6,287,687 of Legacy Playboy’s common shares were originally reserved for issuance. Our employees, directors, officers, and consultants are eligible to receive nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2018 Plan. All stock options and restricted stock unit awards granted under the 2018 Plan in 2019 and 2020 that were outstanding immediately prior to the consummation of the Business Combination were accelerated and fully vested (other than the Pre-Closing Option), and subsequently converted into options to purchase or the right to receive shares of our common stock as described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies. The impact of the acceleration of the vesting of 829,547 stock options and 288,494 restricted stock unit awards was an expense of $0 and $3.1 million for the three and nine months ended September 30, 2021, respectively.
On February 9, 2021, our stockholders approved our 2021 Equity and Incentive Compensation Plan, which became effective following consummation of the Business Combination. As of September 30, 2021, 4,262,364 shares were authorized for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that begins January 1, 2022, in an amount equal up to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. Following the effectiveness of the 2021 Plan, no further awards will be granted under the 2018 Plan, but the 2018 Plan will remain outstanding and continue to govern outstanding awards granted thereunder. No awards were granted under the 2021 Plan during the nine months ended September 30, 2021. Refer to Note 20, Subsequent Events, for information regarding recent grants issued under the 2021 Plan in October 2021.
Stock Option Activity
Stock option activity under the 2018 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2020	2,594,597	$3.79	8.5	$13,791
Granted(1)	965,944	10.52
Exercised	(33,641)	3.35
Forfeited	—	—
Cancelled	—	—
Balance – September 30, 2021	3,526,900	$5.63	7.9	$63,256
Exercisable – September 30, 2021	2,560,956	$3.79	7.4	$50,650
Vested and expected to vest - September 30, 2021	3,526,900	$5.63	7.9	$63,256
(1)     The options granted during the period were not included in the number of options for which vesting was accelerated as part of the Business Combination.
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of our common stock at September 30, 2021.
The grant date fair value of options that vested during the three months ended September 30, 2021 and 2020 were $0 and $0.2 million, respectively. The grant date fair value of options that vested during the nine months ended September 30, 2021 and 2020 were $2.1 million and $0.9 million, respectively. The options granted during the nine months ended September 30, 2021 and 2020 had a weighted-average fair value of $4.63 and $2.02 per share, respectively, at the grant date. There were no options granted during the three months ended September 30, 2021 and 2020.
Restricted Stock Units
Restricted stock unit activity under the 2018 Plan is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share

Unvested and outstanding balance at December 31, 2020	313,976	$4.30
Granted	—	—
Vested	(313,976)	4.30
Forfeited	—	—
Unvested and outstanding balance at September 30, 2021	—	$—

There were no restricted stock units that vested during the three months ended September 30, 2021 and 2020. The total fair value of restricted stock units that vested during the nine months ended September 30, 2021 and 2020 was approximately $1.4 million and $1.7 million, respectively. All 2,045,634 outstanding and fully vested restricted stock units remained unsettled at September 30, 2021 and will be settled one year from the consummation of the Business Combination. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net loss per share for the three and nine months ended September 30, 2021.
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
We estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table. There were no options granted during the three months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
Fair value of common stock	$10.52	$3.94 – $4.17
Expected term, in years	5.86	5.88 – 6.06
Expected volatility	47%	40%
Risk-free interest rate	0.57%	1.45% – 1.46%
Expected dividend yield	0%	0%
Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$—	$5	$—	$15
Selling and administrative expenses	365	397	4,224	2,481
Total	$365	$402	$4,224	$2,496
At September 30, 2021, total unrecognized compensation expense related to unvested stock option awards was $3.5 million and is expected to be recognized over the remaining weighted-average service period of 2.4 years.

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

The liability associated with the PSARs is remeasured at the end of each reporting period and is recorded within other noncurrent liabilities on our condensed consolidated balance sheets at its fair value of $0.8 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively. In the third quarter of 2021, we entered into agreements with employees holding the PSARs, pursuant to which outstanding PSARs were forfeited and subsequently converted into restricted stock units in November 2021.
13. Commitments and Contingencies
Leases
Our principal lease commitments are for office space and operations under several non-cancelable operating leases with contractual terms expiring from 2021 to 2031. Some of these leases contain renewal options and rent escalations.
In 2019, we entered into an agreement to lease space for our corporate headquarters in Los Angeles, which we occupied under a sublease with a third party. The new lease commenced in July 2020 upon the expiration of the sublease and is for a term of approximately 7 years. We had a $2.0 million cash collateralized letter of credit related to the lease as of September 30, 2021 and December 31, 2020.
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
In connection with the acquisition of TLA, as disclosed in Note 17, Acquisitions, we acquired 41 retail stores, one office and one warehouse space, which TLA leases and operates in Washington, Oregon, California, Texas and Tennessee for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which TLA, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between 2 and 10 years in length, with the average lease term being approximately 5 years and in many cases include renewal options.
In connection with the acquisition of Honey Birdette, as disclosed in Note 17, Acquisitions, we acquired 59 retail stores and two office spaces, which Honey Birdette leases and operates in Australia, the United States and the United Kingdom for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which Honey Birdette, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between 2 and 10 years in length, with the average lease term being approximately 5 years and in many cases include renewal options.
Rental expense associated with operating leases is charged to expense in the year incurred and is included in our condensed consolidated statements of operations. For the three months ended September 30, 2021 and 2020, the rental expense charged to selling, general and administrative expense was $2.6 million and $0.7 million, respectively. Rental expense charged to selling, general and administrative expense for the nine months ended September 30, 2021 and 2020 was $5.8 million and $1.8 million. Rental expense charged to cost of sales for the three and nine months ended September 30, 2021 and 2020 was immaterial. Most of our leases include one or more options to renew, with renewal terms that generally can extend the lease term for an additional 4 to 5 years. The exercise of lease renewal options is at our sole discretion.
The following table sets forth the future minimum lease commitments and future sublease income as of September 30, 2021 under operating leases with initial or remaining non-cancelable terms in excess of one year (in thousands):

	Minimum Lease Commitments	Sublease Income
Remainder of 2021	$3,091	$(72)
2022	10,424	(313)
2023	8,663	(321)
2024	7,122	(246)
2025	5,641	—
Thereafter	10,068	—
Total	$45,009	$(952)

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
On April 1, 2019, a former employee, through counsel, delivered to us a letter which set forth various potential claims against us related to the individual’s former employment with us. A settlement was reached in October 2020 in the amount of $2.6 million. We have employment practices liability insurance for such claims which is capped at $2.5 million. We paid $0.4 million in November 2020, representing the amount of the settlement not covered by the employment practices liability insurance and had a $0.3 million receivable from the insurance provider as of December 31, 2020 and September 30, 2021.
On May 21, 2019, Michael Whalen, as Trustee for the Hugh M. Hefner 1991 Trust (the “Trust”), initiated an arbitration against us asserting that we had breached a certain license agreement between Hugh M. Hefner (“Mr. Hefner”) and us dated on or about March 4, 2011, wherein Mr. Hefner licensed his image, signature, voice, likeness and other elements of his persona and identity to us. The Trust has also asserted statutory claims against us for the alleged violation of Mr. Hefner’s right of publicity. The parties entered into a settlement agreement, dated August 21, 2020, pursuant to which we paid to the Trust $1.8 million to settle this matter in September 2020.
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
COVID-19
In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Since that time, we have focused on protecting our employees, customers and vendors to minimize potential disruptions while managing through this pandemic. Nonetheless, the COVID-19 pandemic continues to disrupt and delay global supply chains, affect production and sales across a range of industries and result in legal restrictions requiring businesses to close and consumers to stay at home for days-to-months at a time. These disruptions have impacted our business by slowing the launch of new products, causing certain products sold by Yandy to be out-of-stock, temporarily closing retail stores of Honey Birdette post-acquisition and certain of our licensees and closing the London Playboy Club and certain other Playboy-branded live gaming operations. As a result, licensing revenues from certain gaming and retail licensees declined in the last three quarters of 2020 and the first two quarters of 2021, as compared to royalties from such sources during pre-pandemic periods. However, as of the date of these consolidated financial statements, our business as a whole has not suffered any material adverse consequences to date from the COVID-19 pandemic, as negative impacts have thus far been offset by an increase in online direct-to-consumer sales and higher royalties from licensing collaborations in the United States during the last three quarters of 2020 and the first three quarters of 2021. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the further duration and spread of the outbreak and its impact on employees and vendors, all of which are uncertain and cannot be predicted. As of the date of these consolidated financial statements, the full extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.
14. Severance Costs
We have incurred severance costs stemming from reducing our headcount as the business has shifted from primarily a print and digital media business, generating advertising and sponsorship revenues, to primarily a commerce business marketing consumer products. We did not incur such costs during the three and nine months ended September 30, 2021. The costs incurred during the three and nine months ended September 30, 2020 resulted from the rightsizing of our business. We recorded severance costs of $0.6 million in accrued salaries, wages, and employee benefits and $0.1 million in other noncurrent liabilities as of December 31, 2020 on the condensed consolidated balance sheets. Severance costs in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Corporate	Other	Total	Corporate	Other	Total
Cost of sales	$—	$—	$—	$—	$648	$648
Selling and administrative expenses	—	—	—	621	79	700
Total severance costs	$—	$—	$—	$621	$727	$1,348

15. Income Taxes
The effective tax rate for the three months ended September 30, 2021 and 2020 was 16.10% and -43.54%, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 6.77% and -269.21%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 and 2020 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, state income taxes, permanent tax adjustments, and movements of the valuation allowance recorded against deferred tax assets that are more likely than not to be realized.

In response to the COVID-19 pandemic, on March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”) was enacted, on March 27, 2020, the Coronavirus Aid, Relief, Economic Security Act (“CARES Act”) was enacted and, on March 11, 2021, the American Rescue Plan Act of 2021 (with the FFCR Act and the CARES Act, the “Acts”) was enacted. The Acts contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Acts did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020.
16. Net (Loss) Income Per Share
The following table sets forth basic and diluted net (loss) income per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(7,699)	$1,266	$(21,612)	$(4,759)
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	41,877,232	22,273,633	36,179,795	22,153,946
Dilutive potential common stock outstanding:
Stock options and RSUs	—	1,339,127	—	—
Convertible promissory note	—	1,765,118	—	—
Weighted average common shares outstanding for diluted	41,877,232	25,377,878	36,179,795	22,153,946
Basic net (loss) income per share	(0.18)	0.06	(0.60)	(0.22)
Diluted net (loss) income per share	(0.18)	0.05	(0.60)	(0.22)
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options to purchase common stock	3,526,900	—	3,526,900	2,399,195
Unvested restricted stock units	—	—	—	360,426
Convertible promissory notes	—	—	—	1,765,118
Total	3,526,900	—	3,526,900	4,524,739
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

The following table sets forth the revised preliminary allocation of the purchase price for TLA to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from TLA (in thousands):

Tangible net assets and liabilities:
Cash	$1,823
Inventory	7,614
Property and equipment	2,214
Accounts payable	(1,319)
Other net assets	(5,380)
Total net assets	4,952
Intangible assets:
Trade name	4,100
Total intangible assets	4,100
Net assets acquired	9,052
Purchase consideration	24,916
Goodwill	$15,864
The estimated fair value of the assets and liabilities acquired was determined by our management, which considered, among other factors, a valuation report prepared by an independent third-party valuation firm. TLA’s inventory consists of merchandise finished goods and its fair value was measured as net realizable value, or the selling price of the inventory less costs of disposal and a reasonable profit allowance for the selling effort. Trade name consists of the TLA trade name/domain and its fair value was estimated using a relief-from-royalty method. Unfavorable leasehold interest is due to the fair values of acquired lease contracts having contractual rents higher than fair market rents. This liability will be wound down as an offset to rent expense over a four-year period, which is the average remaining contractual life of the acquired leases. The unfavorable leasehold interest liability is included in the other net assets amount in the table above.
The updates to the estimated purchase price allocation in the third quarter of 2021 were immaterial. The total acquisition consideration was greater than the fair value of the net assets acquired resulting in the recognition of goodwill of $15.9 million. The factors that make up the goodwill amount primarily pertain to the value of the expected synergies resulting in strengthening and expansion of our e-commerce and brick-and-mortar market positions. Although this TLA acquisition does not give rise to any new tax deductible goodwill, TLA has tax deductible goodwill of $19.0 million from a previous acquisition.
TLA’s operating results were consolidated with ours beginning on March 1, 2021. Therefore, the consolidated results of operations for the nine months ended September 30, 2021 may not be comparable to the same period in 2020. TLA’s results of operations included in our consolidated results of operations for the nine months ended September 30, 2021 are presented in the table below:

Nine Months Ended September 30,
2021
Net revenues	$31,774
Costs and expenses
Cost of sales	(14,377)
Selling and administrative expenses	(15,688)
Total costs and expenses	(30,065)
Operating income	1,709
Nonoperating expense	3
Net income	$1,712
Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the three and nine months ended September 30, 2021 and 2020, as if the acquisition of TLA had occurred as of January 1, 2020. The unaudited pro forma financial information for the three and nine months ended September 30, 2021 and 2020 reflects (i) the reduction in amortization expense based on fair value adjustments to the intangible assets acquired from TLA; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest acquired from TLA; and (iii) the reversal of interest expense on TLA’s debt that was settled on the acquisition date. There were no transaction costs incurred by us and TLA during the three months ended September 30, 2021. For the nine months ended September 30, 2021, transaction costs incurred by us and TLA were $0.9 million and $0.7 million, respectively. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$58,356	$58,356	$35,004	$46,849	$150,887	$159,736	$101,335	$128,230
Net loss	$(7,699)	$(7,699)	$1,266	$1,401	$(21,612)	$(20,200)	$(4,759)	$(11,698)

Acquisition of Honey Birdette
On June 28, 2021, we entered into a Share Purchase Agreement to acquire Honey Birdette, a company organized under the laws of Australia. Aggregate consideration for the acquisition of $327.7 million as of the Contract Date consisted of approximately $235.0 million in cash (based on an exchange rate of 0.7391 U.S. dollars per Australian dollars) and 2,155,849 shares of our common stock, valued at $92.7 million as of the Contract Date, based on a Contract Date per share price of $43.02. Pursuant to the SPA, on August 9, 2021, we acquired all of the capital stock of Honey Birdette. The Closing Date per share price of our common stock of $26.57 resulted in total consideration transferred of $288.8 million. As a result of the transaction, Honey Birdette became our indirect, wholly-owned subsidiary.
On August 19, 2021, an additional 4,412 shares of Company common stock were issued to the Honey Birdette sellers pursuant to the terms of the FY21 true-up under the SPA.
The acquisition of the luxury lingerie brand Honey Birdette, with 59 stores across three continents, expands our brand portfolio with a new high-end franchise, and provides us with product design, sourcing and direct-to-consumer capabilities that we believe can be leveraged to accelerate the growth of our core apparel and sexual wellness businesses.
The following table presents the fair value of the consideration transferred in the acquisition of Honey Birdette (in thousands) at the closing of the acquisition. The amounts initially reported in Australian dollars, were translated into U.S. dollars using an exchange rate of 0.7356 as of the Closing Date.

Cash consideration	$233,441
Stock consideration:
Transferred shares (1)	29,889
Lock-up shares (2)	25,460
Total consideration transferred	$288,790

(1) The fair value of approximately 1,124,919 shares of common stock of the Company transferred to the sellers based on a price of $26.57 per share at closing.
(2) The fair value of approximately 1,030,930 shares of common stock of the Company issued and held at the Company’s transfer agent account based on a price of $26.57 per share at closing, and true-up adjustments representing a fair value of the settlement at closing based on Honey Birdette’s fiscal year 2021 EBITDA results and price per share of $26.57 at Closing, as well as fiscal year 2022 forecasted revenue. The fiscal year 2021 EBITDA and Closing true-up resulted in 4,412 shares of our common stock being issued to the Honey Birdette sellers on August 19, 2021.

The lock-up shares are subject to post-closing true-up adjustments, where, following the closing, the Honey Birdette sellers are entitled to the issuance of additional shares of Company common stock in the event that Honey Birdette’s financial results for each of its 2021 and 2022 fiscal years exceed certain financial targets set forth in the SPA (each a “true-up”). In the event that Honey Birdette fails to achieve certain financial results for its 2021 and 2022 fiscal years as set forth in the SPA, a portion of the stock consideration may be canceled in accordance with the terms of the SPA.
The fair value of the lock-up shares and FY22 true-up adjustment was recorded as a contingent liability in current liabilities. The acquisition-date fair value of the contingent consideration liability to be settled in a variable number of shares was determined based on the likelihood of issuing stock related to the contingent earn-out clauses, as part of the consideration transferred. For contingent consideration to be settled in common stock, we use public market data to determine the fair value of the shares as of the acquisition date and on an ongoing basis. See Note 2, Fair Value Measurements, for subsequent measurements of these contingent liabilities.

The following table sets forth the preliminary allocation of the purchase price for Honey Birdette to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from Honey Birdette (in thousands):

Net assets and liabilities:
Cash	$3,950
Inventory	15,153
Property and equipment	5,185
Other tangible net assets (liabilities)	(11,043)
Unfavorable leasehold interest, net	(1,839)
Trade name	77,238
Deferred tax liability	(22,634)
Total net assets acquired	66,010
Purchase consideration	288,790
Goodwill	$222,780
The estimated fair value of the assets and liabilities acquired was determined by our management, which considered, among other factors, a valuation report prepared by an independent third-party valuation firm. Honey Birdette’s inventory consists of merchandise finished goods, and its fair value was measured as net realizable value, or the selling price of the inventory less costs of disposal and a reasonable profit allowance for the selling effort. Trade name consists of the Honey Birdette trade name/domain, and its fair value was estimated using a relief-from-royalty method. Unfavorable leasehold interest, net is due to the fair values of acquired lease contracts having contractual rents higher than fair market rents. This liability will be wound down as an offset to rent expense over the remaining contractual life of the acquired leases.
The total acquisition consideration was greater than the fair value of the net assets acquired resulting in the recognition of goodwill of $222.8 million. The factors that make up the goodwill amount primarily pertain to the value of the expected synergies resulting in strengthening and expansion of our e-commerce and brick-and-mortar market positions.
The acquisition was a tax-free acquisition as we acquired the carryover tax basis of Honey Birdette’s assets and liabilities. As a result of the acquisition, we acquired estimated deferred tax liabilities of $22.6 million. Due to the size and complexity of the acquisition, our estimate is preliminary and is subject to finalization and adjustment, which could be material, during the measurement period of up to one year from the acquisition date. During the measurement period, we will adjust the estimate if new information is obtained about facts or circumstances that existed as of the acquisition date that, if known, would have changed the estimate.
Honey Birdette’s operating results are consolidated with our operating results beginning on August 9, 2021. Therefore, our consolidated results of operations for the nine months ended September 30, 2021 may not be comparable to the same period in 2020. Honey Birdette’s results of operations included in our consolidated results of operations for the nine months ended September 30, 2021 are presented in the table below:

Nine Months Ended September 30,
2021
Net revenues	$7,440
Costs and expenses:
Cost of sales	(3,852)
Selling and administrative expenses	(5,253)
Total costs and expenses	(9,105)
Operating loss	(1,665)
Nonoperating expense	—
Benefit (expense) from income taxes	507
Net loss	$(1,158)

Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the three and nine months ended September 30, 2021 and 2020, as if the acquisition of Honey Birdette had occurred as of January 1, 2020. The unaudited pro forma financial information for the three and nine months ended September 30, 2021 and 2020 reflects (i) the increase in amortization expense based on fair value adjustments to the intangible assets acquired from Honey Birdette; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest, net acquired from Honey Birdette; (iii) interest expense associated with the borrowing of an additional $70.0 million under our New Credit Agreement used to partially finance the acquisition; (iv) amortization of the inventory fair value step-up adjustment; (v) tax adjustments calculated using an estimated blended statutory rate of 27.55% based on the predominant taxable jurisdictions of Honey Birdette; and (vi) certain adjustments to convert Honey Birdette’s consolidated income statements from IFRS to U.S. GAAP. Transaction costs incurred by us and Honey Birdette during the three and nine months ended September 30, 2021 were $8.7 million and $12.9 million, respectively. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$58,356	$66,578	$35,004	$49,729	$150,887	$197,009	$101,335	$137,330
Net (loss) income	$(7,699)	$(3,207)	$1,266	$3,202	$(21,612)	$(11,708)	$(4,759)	$(9,618)
18. Related Party Transactions
During 2011, we entered into a management agreement with an affiliate of one of our stockholders for management and consulting services. Based on the terms of this agreement, management fees were $1.0 million per calendar year. We terminated this agreement in the first quarter of 2021 upon consummation of the Business Combination. Management fees incurred by us for the three months ended September 30, 2021 and 2020 were $0 and $0.3 million, respectively. Management fees for the nine months ended September 30, 2021 and 2020 were $0.3 million and $0.8 million, respectively. There were no amounts due to or due from this affiliate as of September 30, 2021 or December 31, 2020.
19. Segments
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Direct-to-Consumer segment derives revenue from sales of consumer products sold through third-party retailers, online direct-to-customer or brick-and-mortar through our recently acquired sexual wellness chain, Lovers, with 41 stores in five states, and lingerie company, Honey Birdette, with 59 stores in three countries, as disclosed in Note 17, Acquisitions. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, and from trademark licenses for online gaming.
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

Financial information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
Licensing	$16,903	$14,788	$47,250	$44,205
Direct-to-Consumer	36,001	15,085	86,062	40,238
Digital Subscriptions and Content	5,357	5,094	16,298	15,456
All Other	95	37	1,277	1,436
Total	$58,356	$35,004	$150,887	$101,335
Operating income (loss):
Licensing	$12,785	$10,711	$34,430	$31,386
Direct-to-Consumer	(2,520)	1,033	(1,386)	79
Digital Subscriptions and Content	2,818	2,448	8,299	7,083
Corporate	(18,608)	(9,923)	(54,821)	(28,904)
All Other	15	(44)	(11)	(963)
Total	$(5,510)	$4,225	$(13,489)	$8,681

20. Subsequent Events
Acquisition of GlowUp Digital Inc.
On October 22, 2021, we completed the acquisition (the “GlowUp Merger”) of GlowUp Digital Inc., a Delaware corporation (“GlowUp”), pursuant to that certain Agreement and Plan of Merger, dated as of October 15, 2021 (the “GlowUp Agreement”), by and among the Company, PB Global Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), GlowUp and Michael Dow, solely in his capacity as representative of the holders of the outstanding shares of GlowUp’s common stock and of the holders of the outstanding SAFEs (Simple Agreements for Future Equity) issued by GlowUp. At the effective time of the GlowUp Merger, the separate corporate existence of Merger Sub ceased, and GlowUp survived the GlowUpMerger as a wholly-owned subsidiary of the Company under the name “Centerfold Digital Inc”.
At the closing of the GlowUp Merger, in accordance with the terms of the GlowUp Agreement, including certain adjustments to the GlowUp Merger consideration determined as of the closing, (i) holders of GlowUp’s equity securities that are accredited investors became entitled to receive, in the aggregate, 548,034 shares of the Company’s common stock, par value $0.0001 per share, and (ii) holders of GlowUp equity securities that are nonaccredited investors became entitled to receive, in the aggregate, $342,308 in cash. Pursuant to the GlowUp Agreement, the number of GlowUp Merger consideration shares was determined based on a price per share of $23.4624, which was the volume weighted average closing price per share of the Company’s common stock on the Nasdaq Global Market over the 10 consecutive trading day period ending on (and including) the trading day immediately preceding the execution of the GlowUp Agreement (i.e., October 14, 2021), representing aggregate closing consideration of approximately $13.2 million. The closing date per share price of the Company’s common stock of $29.29 resulted in total consideration transferred of $16.4 million at closing. Further consideration, comprised of up to an additional 664,311 shares of our stock and $0.4 million in cash in the aggregate, may be issued or paid (as applicable) to GlowUp’s equity holders upon the release of the portion thereof held back in respect of indemnification obligations or the satisfaction of performance criteria, as applicable, pursuant to the terms of the GlowUp Agreement.
Issuance of Equity Grants Under 2021 Plan
On October 29, 2021, we awarded restricted stock units for the issuance of 567,080 shares of our common stock upon settlement, stock options for the purchase of 259,305 shares of our common stock and performance-based restricted stock units for the issuance of 2,176,130 shares of our common stock upon settlement (collectively, the “Equity Grants”) to certain of our employees. The Equity Grants were issued pursuant to the 2021 Plan. The exercise price for the stock option grants is $28.08 per share, which was the closing share price for a share of our common stock on the grant date. The restricted stock units and stock option grants vest subject to each grantee’s continued service to the Company. The performance-based restricted stock units vest upon the achievement of certain share price targets by our common stock and subject to each grantee’s continued service to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 and the related notes thereto included in our Current Report on Form 8-K/A filed with the SEC on March 31, 2021, and our Annual Report on Form 10-K filed with the SEC on April 15, 2021. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on April 15, 2021.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, capital structure, dividends, indebtedness, business strategy and plans and objectives of management for future operations, including as they relate to the anticipated effects of the Business Combination and subsequent acquisitions, dispositions and similar transactions. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, including as they relate to the Business Combination and subsequent acquisitions, dispositions and similar transactions, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

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

Business Overview
We are a large, global consumer lifestyle company marketing our brands through a wide range of direct-to-consumer products, licensing initiatives, digital subscriptions and content, and location-based entertainment. We reach millions of consumers worldwide with products across four key market categories: Sexual Wellness, including intimacy products and lingerie; Style and Apparel, including a variety of apparel and accessories products for men and women; Gaming and Lifestyle, such as digital gaming, hospitality and spirits; and Beauty and Grooming, including fragrance, skincare, grooming and cosmetics for women and men.
We have three reportable segments: Licensing; Direct-to-Consumer; and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Direct-to-Consumer segment derives its revenue from sales of consumer products sold directly to consumers through our own online channels or through third-party retailers. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming, which is distributed through various channels, including websites and domestic and international TV, and from trademark licenses for online gaming.

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

Acquisition of TLA
On March 1, 2021, we completed the acquisition of 100% of the equity of TLA Acquisition Corp. for $24.9 million in cash consideration. TLA is the parent company of the Lovers family of stores, a leading omni-channel online and brick and mortar sexual wellness chain, with 41 stores in five states. The primary drivers for the acquisition were to leverage TLA’s brick-and-mortar presence, e-commerce capabilities, attractive brand positioning and customer database. TLA’s operating results are consolidated with our results beginning on March 1, 2021. Therefore, the consolidated results of operations for the three and nine months ended September 30, 2021 may not be comparable to the same period in 2020.

Acquisition of Honey Birdette
On June 28, 2021, we entered into a Share Purchase Agreement to acquire Honey Birdette, a company organized under the laws of Australia. Aggregate consideration for the acquisition of $327.7 million as of the Contract Date consisted of approximately $235.0 million in cash (based on an exchange rate of 0.7391 U.S. dollars per Australian dollars) and 2,155,849 shares of Company common stock, valued at $92.7 million as of the Contract Date, based on a Contract Date per share price of $43.02. Pursuant to the SPA, on August 9, 2021, the Company acquired all of the capital stock of Honey Birdette. The Closing Date per share price of $26.57 per share of Company common stock resulted in total consideration transferred of $288.8 million. On August 11, 2021, in connection with the acquisition of Honey Birdette, we amended the New Term Loan (as defined below) to borrow an additional $70.0 million. On August 19, 2021, an additional 4,412 shares of Company common stock were issued to the Honey Birdette sellers pursuant to the terms of a true-up under the SPA. The acquisition of the luxury lingerie brand Honey Birdette expands our brand portfolio with a new high-end franchise, and provides us with product design, sourcing and direct-to-consumer capabilities that we believe can be leveraged to accelerate the growth of our core apparel and sexual wellness businesses. Honey Birdette’s operating results are consolidated with our results beginning on August 9, 2021. Therefore, the consolidated results of operations for the three and nine months ended September 30, 2021 may not be comparable to the same period in 2020.
Acquisition of GlowUp Digital Inc.
On October 22, 2021, we completed the acquisition of GlowUp Digital Inc., a Delaware corporation, pursuant to that certain Agreement and Plan of Merger, dated as of October 15, 2021, by and among the Company, PB Global Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company, GlowUp and Michael Dow, solely in his capacity as representative of the holders of the outstanding shares of GlowUp’s common stock and of the holders of the outstanding SAFEs (Simple Agreements for Future Equity) issued by GlowUp. At the effective time of the GlowUp Merger, the separate corporate existence of Merger Sub ceased, and GlowUp survived the GlowUpMerger as a wholly-owned subsidiary of the Company under the name “Centerfold Digital Inc”.
At the closing of the GlowUp Merger, in accordance with the terms of the GlowUp Agreement, including certain adjustments to the GlowUp Merger consideration determined as of the closing, (i) holders of GlowUp’s equity securities that are accredited investors became entitled to receive, in the aggregate, 548,034 shares of the Company’s common stock, par value $0.0001 per share, and (ii) holders of GlowUp equity securities that are nonaccredited investors became entitled to receive, in the aggregate, $342,308 in cash. Pursuant to the GlowUp Agreement, the number of GlowUp Merger consideration shares was determined based on a price per share of $23.4624, which was the volume weighted average closing price per share of the Company’s common stock on the Nasdaq Global Market over the 10 consecutive trading day period ending on (and including) the trading day immediately preceding the execution of the GlowUp Agreement (i.e., October 14, 2021), representing aggregate closing consideration of approximately $13.2 million. The closing date per share price of the Company’s common stock of $29.29 resulted in total consideration transferred of $16.4 million at closing. Further consideration, comprised of up to an additional 664,311 shares of our stock and $0.4 million in cash in the aggregate, may be issued or paid (as applicable) to GlowUp’s equity holders upon the release of the portion thereof held back in respect of indemnification obligations or the satisfaction of performance criteria, as applicable, pursuant to the terms of the GlowUp Agreement.
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
Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft. The stated interest rate was 6.25% as of September 30, 2021. The Aircraft Term Loan requires monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021.
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

Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under the heading “Part I - Item 1A, Risk Factors.”
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
Reduced Reliance on China Licensing Revenues
We have enjoyed substantial success in licensing our trademarks in China, where we are a leading men’s apparel brand and where licensing revenues have grown year-over-year. However, as a result of this success, the percentage of total net revenue attributable to China licensing had become 41% of our total revenue by the end of 2019. With the acquisition of Yandy in December 2019, TLA in March 2021 and Honey Birdette in August 2021, and the ramp up of North American consumer product sales, that percentage reduced to 18.5% and 20.3% for the three and nine months ended September 30, 2021, respectively, despite higher China licensing revenues, and we expect it will continue to become a smaller percentage of total net revenue in the future as North American consumer product sales, largely through direct-to-consumer channels, accelerate.
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
Attractive Merger and Acquisition Opportunities are Increasing

Building on our successful acquisition and integration of Yandy in late 2019 and TLA in March of 2021, we continue to identify and assess potentially advantageous merger, acquisition and investment opportunities. On August 9, 2021, pursuant to the SPA, we acquired Honey Birdette. Honey Birdette is a fast-growing luxury lifestyle brand, which we believe will help accelerate our high-end brand growth in new regions. On October 22, 2021, we acquired GlowUp Digital Inc. We will continue focusing on potential tuck-in opportunities to complement our organic growth with potential for larger, strategic mergers and acquisitions initiatives over the long-term. We believe our mergers and acquisitions strategy will be supported by our operating cash flow and balance sheet flexibility.
Impact of COVID-19 on our Business
In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Since that time, we have focused on protecting our employees, customers and vendors to minimize potential disruptions while managing through this pandemic, including taking the following actions during the last three quarters of 2020 and the first three quarters of 2021:
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
•Temporarily closed certain Honey Birdette retail stores in Australia subsequent to its acquisition; and
•Required employees at our offices in Los Angeles, CA to be vaccinated before returning to the office.
Nonetheless, the COVID-19 pandemic continues to disrupt and delay global supply chains, affect production and sales across a range of industries and result in legal restrictions requiring businesses to close and consumers to stay at home for days-to-months at a time. These disruptions have impacted our business, including by:
•Slowing product development processes and the launch of new products;
•Causing certain products sold by Yandy to be out-of-stock;

•Temporarily closing retail stores of Honey Birdette and certain of our licensees; and
•Closing the London Playboy Club and certain other Playboy-branded live gaming operations.

As a result of such disruptions, licensing revenues from certain gaming and retail licensees declined in the last three quarters of 2020 and the first three quarters of 2021, as compared to royalties from such sources during pre-pandemic periods.

As of the date of this quarterly report, our business as a whole has not suffered any material adverse consequences to date from the COVID-19 pandemic, as negative impacts have thus far been offset by an increase in online direct-to-consumer sales and higher royalties from licensing collaborations in the United States.

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
Nonoperating (Expense) Income
Interest expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs and debt discount.
Loss on Extinguishment of Debt
On May 25, 2021, we completed a refinancing of our term loan. As a result, in the second quarter of 2021, we recorded a loss on extinguishment of debt of approximately $1.2 million, which is comprised of $1.0 million of fees expensed as incurred in connection with the refinancing, as well as the write-off of $0.2 million of unamortized debt discount and deferred financing fees as a result of such refinancing.
Other, Net
Other, net consists primarily of other miscellaneous nonoperating items, such as bank charges and foreign exchange gains or losses as well as non-recurring transaction fees. Other, net for the nine months ended September 30, 2021 also includes a $0.7 million gain from settlement of convertible promissory notes payable to United Talent Agency, LLC (“UTA”) at a 20% discount.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Net revenues	$58,356	$35,004	$23,352	67%
Costs and expenses:
Cost of sales	(25,221)	(16,062)	(9,159)	57%
Selling and administrative expenses	(38,645)	(14,460)	(24,185)	167%
Related party expenses	—	(257)	257	(100)%
Total costs and expenses	(63,866)	(30,779)	(33,087)	107%
Operating (loss) income	(5,510)	4,225	(9,735)	*
Nonoperating (expense) income:
Interest expense	(3,622)	(3,417)	(205)	6%
Other (expense) income, net	(47)	74	(121)	164%
Total nonoperating expense	(3,669)	(3,343)	(326)	10%
(Loss) income before income taxes	(9,179)	882	(10,061)	*
Benefit (expense) from income taxes	1,480	384	1,096	*
Net (loss) income	(7,699)	1,266	(8,965)	*
Net (loss) income attributable to redeemable noncontrolling interest	—	—	—	—
Net (loss) income attributable to PLBY Group, Inc.	$(7,699)	$1,266	$(8,965)	*
_________________
*Not meaningful

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2021	2020
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(43)	(46)
Selling and administrative expenses	(66)	(41)
Related party expenses	—	(1)
Total costs and expenses	(109)	(88)
Operating (loss) income	(9)	12
Nonoperating (expense) income:
Interest expense	(6)	(10)
Other (expense) income, net	—	—
Total nonoperating expense	(6)	(10)
(Loss) income before income taxes	(16)	3
Benefit (expense) from income taxes	3	1
Net (loss) income	(13)	4
Net income (loss) attributable to redeemable noncontrolling interest	—	—
Net (loss) income attributable to PLBY Group, Inc.	(13)%	4%

Net Revenues
Net revenues increased by $23.4 million, or 67%, due to higher direct-to-consumer revenue of $20.9 million primarily from the acquisition of TLA and Honey Birdette, and the continued growth of direct-to-consumer revenue on Playboy.com.
Cost of Sales
Cost of sales increased by $9.2 million, or 57%, primarily due to increased direct-to-consumer revenue and the amortization of the Honey Birdette inventory step-up resulting from purchase accounting.
Selling and Administrative Expenses
Selling and administrative expenses increased by $24.2 million, or 167%, due to increased direct-to-consumer costs primarily as a result of the acquisition of TLA and Honey Birdette, acquisition related costs and expenses associated with being a newly public company.
Nonoperating (Expense) Income
Interest Expense
Interest expense increased by $0.2 million, or 6%, primarily due to incremental borrowings in relation to the First Amendment and the Aircraft Term Loan offset by the lower interest rate obtained pursuant to the Refinancing.
Provision for Income Taxes

Provision for income taxes increased from $0.4 million of tax benefit during the three months ended September 30, 2020 to $1.5 million of tax benefit during the three months ended September 30, 2021. The change was primarily due to an increase in foreign income tax expense and the valuation allowance release from acquired deferred tax liabilities of Honey Birdette.

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes key components of our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Net revenues	$150,887	$101,335	$49,552	49%
Costs and expenses:
Cost of sales	(67,920)	(51,710)	(16,210)	31%
Selling and administrative expenses	(96,206)	(40,187)	(56,019)	139%
Related party expenses	(250)	(757)	507	67%
Total costs and expenses	(164,376)	(92,654)	(71,722)	77%
Operating (loss) income	(13,489)	8,681	(22,170)	*
Nonoperating (expense) income:
Interest expense	(9,172)	(10,073)	901	9%
Loss on extinguishment of debt	(1,217)	—	(1,217)	100%
Other income, net	695	103	592	*
Total nonoperating expense	(9,694)	(9,970)	276	3%
Loss before income taxes	(23,183)	(1,289)	(21,894)	*
Benefit (expense) from income taxes	1,571	(3,470)	5,041	*
Net loss	(21,612)	(4,759)	(16,853)	*
Net (loss) income attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to PLBY Group, Inc.	$(21,612)	$(4,759)	$(16,853)	*

_________________
*Not meaningful
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(45)	(51)
Selling and administrative expenses	(64)	(40)
Related party expenses	—	(1)
Total costs and expenses	(109)	(91)
Operating (loss) income	(9)	9
Nonoperating (expense) income:	—	—
Investment income	—	—
Interest expense	(6)	(10)
Loss on extinguishment of debt	(1)	—
Other (expense) income, net	—	—
Total nonoperating expense	(6)	(10)
Loss before income taxes	(15)	(1)
Benefit (expense) from income taxes	1	(3)
Net loss	(14)	(5)
Net income (loss) attributable to redeemable noncontrolling interest	—	—
Net loss attributable to PLBY Group, Inc.	(14)%	(5)%

Net Revenues
Net revenues increased by $49.6 million, or 49%, due to increased direct-to-consumer revenue of $45.8 million primarily from the acquisition of TLA and Honey Birdette, and the continued growth of direct-to-consumer revenue on Playboy.com.
Cost of Sales
Cost of sales increased by $16.2 million, or 31%, primarily due to increased direct-to-consumer revenues and amortization of the inventory step-ups in relation to our acquisitions, partially offset by non-recurring costs from the comparable prior year period as a result of the cessation of publishing the magazine in the first quarter of 2020.
Selling and Administrative Expenses
Selling and administrative expenses increased by $56.0 million, or 139%, due to increased direct-to-consumer costs primarily as a result of the acquisition of TLA and Honey Birdette, expenses incurred with the Business Combination and costs associated with being a newly public company.
Nonoperating Income (Expense)
Interest Expense
Interest expense decreased by $0.9 million, or 9%, from $10.1 million primarily due to lower interest rate obtained pursuant to the Refinancing.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $1.2 million, or 100%, due to the Refinancing.
Other Income (Expense), Net
Other income, net increased by $0.6 million due to $0.7 million gain from settlement of convertible promissory notes recognized during the first quarter of 2021, as we settled the convertible promissory note payable to UTA at a 20% discount.
Provision for Income Taxes

Provision for income taxes decreased from $3.5 million of tax expense during the nine months ended September 30, 2020 to $1.6 million of tax benefit during the nine months ended September 30, 2021. The change was primarily due to disallowed interest deductions and net operating losses being generated in 2021 to offset the deferred tax liability on indefinite-lived intangibles, and deferred tax liabilities assumed in connection with the acquisition of Honey Birdette, resulting in the release of valuation allowance. There was also an increase in the foreign income tax expense related to Honey Birdette’s foreign operations.
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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income	$(7,699)	$1,266	$(21,612)	$(4,759)
Adjusted for:
Interest expense	3,622	3,417	9,172	10,073
Loss on extinguishment of debt	—	—	1,217	—
Benefit (expense) from income taxes	(1,480)	(384)	(1,571)	3,470
Depreciation and amortization	2,260	529	4,022	1,703
EBITDA	(3,297)	4,828	(8,772)	10,487
Adjusted for:
Stock-based compensation	365	402	4,224	2,496
Reduction in force expenses	—	24	—	2,801
Nonrecurring items	932	1,763	8,432	1,880
Amortization of inventory step-up	2,148	—	4,398	3,230
Contingent consideration fair value remeasurement	(1,681)	—	(1,681)	—
Management fees and expenses	—	257	250	757
Nonoperating expenses	—	11	—	113
Acquisition related costs	6,685	—	10,903	—
Adjusted EBITDA	$5,152	$7,285	$17,754	$21,764
•Nonrecurring items adjustments for the three and nine months ended September 30, 2021 are primarily related to bonus payments in connection with the Business Combination, as well as consulting, advisory and other costs relating to non-recurring items and special projects, including, the implementation of internal controls over financial reporting, and executive search costs.
•Amortization of inventory valuation step-up adjustment for the three and nine months ended September 30, 2021 relates to amortization of a non-cash inventory valuation step-up as part of the purchase accounting resulting from the acquisition of TLA and Honey Birdette.
•Contingent consideration fair value remeasurement for the three and nine months ended September 30, 2021 relates to non-cash charges for the remeasurement of the fair value of contingent consideration resulting from the acquisition of Honey Birdette.
•Acquisition related costs for the three and nine months ended September 30, 2021 include consulting and advisory costs related to acquisition activities.
•Reduction in force-related expense adjustments for the three and nine months ended September 30, 2020 include severance expense related to lay-offs associated with a reorganization of the television and digital subscription businesses, as part of an overall rightsizing and consolidation of those activities as the business transforms from a print and digital media business to primarily a commerce business.
•Nonrecurring items adjustments for the three and nine months ended September 30, 2020 represent consulting support related to the Business Combination.
•Amortization of inventory valuation step-up adjustment for the three and nine months ended September 30, 2020 relates to amortization of a non-cash inventory valuation step-up as part of the purchase accounting resulting from the acquisition of Yandy.
•Management fees and expenses adjustments for both periods represent fees paid to one of our stockholders.
•Nonoperating expense adjustments for the three and nine months ended September 30, 2020 include investment income and other miscellaneous items.
Segments
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Our segment disclosure is based on our intention to provide the users of our consolidated financial statements with a view of the business from our perspective. We operate our business in three primary operating and reportable segments: Licensing; Direct-to-Consumer; and Digital Subscriptions and Content. Licensing operations include the licensing of one or more of our trademarks and/or images for consumer products and location-based entertainment businesses. Direct-to-Consumer operations include consumer products sold through third-party retailers or online direct-to-customer. Digital Subscriptions and Content operations include the licensing of one or more of our trademarks and/or images for online gaming and the marketing and sales of programming under the Playboy brand name, which is distributed through various channels, including domestic and international television.

The following are our results of financial performance by segment for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net revenues:
Licensing	$16,903	$14,788	$47,250	$44,205
Direct-to-Consumer	36,001	15,085	86,062	40,238
Digital Subscriptions and Content	5,357	5,094	16,298	15,456
All Other	95	37	1,277	1,436
Total	$58,356	$35,004	$150,887	$101,335
Operating (loss) income:
Licensing	12,785	10,711	34,430	31,386
Direct-to-Consumer	(2,520)	1,033	(1,386)	79
Digital Subscriptions and Content	2,818	2,448	8,299	7,083
Corporate	(18,608)	(9,923)	(54,821)	(28,904)
All Other	15	(44)	(11)	(963)
Total	$(5,510)	$4,225	$(13,489)	$8,681
Licensing
Net revenues increased by $2.1 million, or 14.3%, for the three months ended September 30, 2021, compared to the comparable prior year period, primarily due to higher royalties from licensing collaborations in the U.S.
For the nine months ended September 30, 2021, net revenues increased by $3.0 million, or 6.9%, compared to the comparable prior year period, primarily due to higher royalties in 2021 from licensing collaborations in the U.S., partially offset by accelerated revenue recognition related to a terminated license agreement in 2020.
Operating income increased by $2.1 million, or 19.4%, for the three months ended September 30, 2021, compared to the comparable prior year period, primarily due to increased revenues.
For the nine months ended September 30, 2021, operating income increased by $3.0 million, or 9.7%, compared to the comparable prior year period, primarily due to increased revenues.
Direct-to-Consumer
Net revenues increased by $20.9 million, or 138.7%, for the three months ended September 30, 2021, compared to the comparable prior year period, primarily due to revenue from the acquisition of TLA in the first quarter of 2021 and revenue from the acquisition of Honey Birdette in the third quarter of 2021, combined with higher e-commerce revenues.
For the nine months ended September 30, 2021, net revenues increased by $45.8 million, or 113.9%, compared to the comparable prior year period, primarily due to revenue from the acquisition of TLA in the first quarter of 2021 and Honey Birdette in the third quarter of 2021, combined with higher e-commerce revenues.
Operating income decreased by $3.6 million, or 87.5%, for the three months ended September 30, 2021, compared to the comparable prior year period, primarily due to increased direct-to-consumer expenses and higher amortization of the inventory valuation step-up from purchase accounting related to the Honey Birdette acquisition.
For the nine months ended September 30, 2021, operating income decreased by $1.5 million, or over 100%, compared to the comparable prior year period, from $0.1 million of operating income to $1.4 million of operating loss, primarily due to higher amortization of the inventory valuation step-up from purchase accounting related to our TLA and Honey Birdette acquisitions, partially offset by higher e-commerce operating income and revenues from TLA and Honey Birdette.
Digital Subscriptions and Content
Net revenues increased by $0.3 million, or 5.2%, for the three months ended September 30, 2021, compared to the comparable prior year period. The increase was primarily attributable to increased subscription revenue from Playboy cable channels.
For the nine months ended September 30, 2021, net revenues increased by $0.8 million, or 5.4%, compared to the comparable prior year period. The increase was primarily attributable to increased subscription revenue from Playboy websites and cable channels.
Operating income increased by $0.4 million, or 15.1%, for the three months ended September 30, 2021, compared to the comparable prior year period. The increase was primarily attributable to the increase in revenues.

For the nine months ended September 30, 2021, operating income increased by $1.2 million, or 17.2%, compared to the comparable prior year period, primarily due to the increase in revenues.
All Other
Net revenues increased by $0.1 million, or over 100%, for the three months ended September 30, 2021, compared to the comparable prior year period. The increase was primarily attributable to the sale of non-fungible tokens in the third quarter of 2021, partially offset by production revenue in the the comparable prior year period.
For the nine months ended September 30, 2021 net revenues decreased by $0.2 million, or 11.1%, compared to the comparable prior year period. The decrease was primarily due to the cessation of publishing the magazine in the first quarter of 2020, as well as production revenue in the second quarter of 2020.
For the three months ended September 30, 2021, the operating (loss) income change, compared to the comparable prior year period, was immaterial.
For the nine months ended September 30, 2021, the operating loss decreased by $1.0 million, or 98.9%, compared to the comparable prior year period, primarily due to lower operating and severance costs related to the cessation of publishing the magazine in the first quarter of 2020.
Corporate
Corporate expenses increased by $8.7 million, or 87.5%, for the three months ended September 30, 2021, compared to the comparable prior year period, primarily due to $6.7 million of acquisition related costs and expenses associated with being a newly public company.
For the nine months ended September 30, 2021, corporate expenses increased by $25.9 million, or 89.7%, compared to the comparable prior year period, primarily due to acquisition related costs, expenses related to the Business Combination and costs associated with our transition to a public company.
Liquidity and Capital Resources
Sources of Liquidity
Our main source of liquidity is cash generated from operating and financing activities, which primarily includes cash derived from revenue generating activities, in addition to proceeds from our recent public offering and issuance of debt, including term loans.
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
As of September 30, 2021, our principal source of liquidity was our cash in the amount of $67.8 million which is primarily held in operating and deposit accounts. Although consequences of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as the COVID-19 pandemic, changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. In the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.
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
New Term Loan
On May 25, 2021, we borrowed $160.0 million under a term loan maturing on May 25, 2027 (the “New Term Loan”), at an effective rate of LIBOR plus 5.75%, with a LIBOR floor of 0.50%. The New Term Loan replaced the 2014 Term Loan. The interest rate applicable to borrowings under the New Term Loan may subsequently be adjusted on periodic measurement dates provided for under the New Credit Agreement based on the type of loans borrowed by us and our total leverage ratio at such time. At our option, we may borrow loans which accrue interest at (i) a base rate (with a floor of 1.50%) or (ii) at LIBOR, in each case plus an applicable per annum margin. The per annum applicable margin for base rate loans is 4.25% or 4.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less, and the per annum applicable margin for LIBOR loans is 5.25% or 5.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less. The New Term Loan requires quarterly amortization payments of $0.4 million, commencing on September 30, 2021, with the balance becoming due at maturity. Our obligations pursuant to the New Credit Agreement are guaranteed by us and any of our current and future wholly-owned, domestic subsidiaries, subject to certain exceptions. The interest rate on the New Term Loan was 6.25% as of September 30, 2021.
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
Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft. The stated interest rate was 6.25% as of September 30, 2021. The Aircraft Term Loan requires monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021. We incurred $0.1 million of financing costs related to the Aircraft Term Loan as of September 30, 2021, which were capitalized.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(41,966)	$(6,083)
Investing activities	(268,377)	(4,912)
Financing activities	369,079	(872)
Cash Flows from Operating Activities
Net cash used in operating activities was $42.0 million, including a net loss of $21.6 million for the nine months ended September 30, 2021. Net loss was adjusted for non-cash charges of $4.3 million, primarily attributable to stock-based compensation expense of $4.2 million, loss on extinguishment of debt of $1.2 million and $4.0 million of depreciation and amortization expense, partially offset by deferred income taxes of $3.3 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in working capital of $24.7 million were primarily associated with an increase in contract assets, receivables and inventories, and a decrease in deferred revenue and accrued salaries, wages, and employee benefits, offset by an increase in accounts payable largely associated with infrastructure development costs incurred as part of our transition to a public company.
Net cash used in operating activities was $6.1 million, including a net loss of $4.8 million for the nine months ended September 30, 2020. Net loss was adjusted for non-cash charges of $6.0 million, primarily attributable to stock-based compensation expense of $2.5 million and $1.7 million of depreciation and amortization expense. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in working capital of $7.4 million were primarily associated with an increase in prepaid expenses and other assets, a decrease in accrued salaries, wages, and employee benefits and a decrease in other liabilities and accrued expenses.
Cash Flows from Investing Activities
Net cash used in investing activities was $268.4 million for the nine months ended September 30, 2021, which was primarily due to the acquisition of TLA and Honey Birdette as well as purchase of an aircraft.
Net cash used in investing activities was $4.9 million for the nine months ended September 30, 2020, which was primarily due to the purchase of shares of MCAC’s common stock in connection with the execution of the Merger Agreement.
Cash Flows from Financing Activities
Net cash provided by financing activities was $369.1 million for the nine months ended September 30, 2021, which was primarily due to net proceeds from our June 2021 public offering, as well as issuance of long-term debt, net cash acquired from the Business Combination and PIPE Investment, partially offset by the repayment of borrowings and the payment of financing costs.
Net cash used in financing activities was $0.9 million for the nine months ended September 30, 2020, which was primarily due to the repayment of borrowings.
Contractual Obligations
There have been no material changes to our contractual obligations from December 31, 2020, as disclosed in our audited consolidated financial statements included in our Current Report on Form 8-K/A filed on March 31, 2021, other than the Refinancing, the First Amendment, the issuance of the Aircraft Term Loan, and the lease commitments assumed in connection with our acquisitions of TLA and Honey Birdette. Refer to Note 9, Debt, and Note 13, Commitments and Contingencies, included elsewhere in this Quarterly Report for more information.
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
During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Current Report on Form 8-K/A filed with the SEC on March 31, 2021.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks. Set forth below are the market risks applicable to our business during the quarter ended September 30, 2021.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash of $67.8 million and $13.4 million, respectively, and restricted cash and cash equivalents of $6.3 million and $2.1 million, respectively, primarily consisting of interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
As of September 30, 2021 and December 31, 2020, we had outstanding debt obligations of $238.2 million and $159.1 million, respectively, which accrued interest at a rate of 6.25% and 8.25% as of September 30, 2021 and December 31, 2020, respectively. A hypothetical 10% change in the interest rate on our debt for all periods presented would not have a material impact on our consolidated financial statements.
Credit Risk
At various times throughout the year, we maintained cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. We had a licensee that accounted for approximately 9% and 15% of our net revenues for the three months ended September 30, 2021 and 2020, respectively.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three and nine months ended September 30, 2021, we derived approximately 57% and 61% of our revenue from international customers, respectively, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.
For the three and nine months ended September 30, 2021, we recorded an unrealized loss of $3.7 million, included in accumulated other comprehensive loss as of September 30, 2021. This was primarily related to the decline in the U.S. dollar against the Australian dollar during the three and nine months ended September 30, 2021. A hypothetical 10% movement in the Australian dollar would not have a material impact on our consolidated financial statements.

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
Changes in Internal Control over Financial Reporting
Except for the acquisition of Honey Birdette as described above, there were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. See Note 13, Commitments and Contingencies–Legal Contingencies, within the notes to our unaudited condensed consolidated financial statements for a summary of legal proceedings, in addition to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed with the SEC on April 15, 2021 and Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under the heading “Part I – Item 1A. Risk Factors” and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2021. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
On August 9, 2021, we issued 2,155,849 shares of our common stock to the sellers of Honey Birdette, based on a price of $43.02 per share pursuant to the terms of the SPA. On August 19, 2021, an additional 4,412 shares of our common stock were issued to the Honey Birdette sellers pursuant to the terms of a true-up under the SPA. The shares issued to the Honey Birdette sellers were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were issued pursuant to a private placement to accredited investors.
On August 11, 2021, we issued 109,291 shares of our common stock to a licensee based on a price of $45.75 per share pursuant to the terms of a license agreement. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, as they were issued pursuant to a private placement to an accredited investor.
On October 22, 2021, in accordance with the terms of the GlowUp Agreement, including certain adjustments to the GlowUp Merger consideration determined as of the closing, holders of GlowUp’s equity securities that are accredited investors became entitled to receive, in the aggregate, 548,034 shares of the Company’s common stock, par value $0.0001 per share (“Shares”), 361,938 of which were issued at the GlowUp Merger closing to such investors who had properly surrendered their GlowUp equity securities prior to the closing. Pursuant to the GlowUp Agreement, the number of Shares was determined based on a price per Share of $23.4624, which was the volume weighted average closing price per share of the Company’s common stock on the Nasdaq Global Market over the 10 consecutive trading day period ending on (and including) the trading day immediately preceding the execution of the GlowUp Agreement (i.e., October 14, 2021). Further equity consideration, comprised of up to an additional 664,311 Shares, may be issued or paid (as applicable) to GlowUp’s equity holders upon the release of the portion thereof held back in respect of indemnification obligations or the satisfaction of performance criteria, as applicable, pursuant to the terms of the GlowUp Agreement. The issuance of Shares in connection with the GlowUp Merger are exempt from the registration requirements of the Securities Act, as they were issued pursuant to a private placement to accredited investors.

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
10.1^
Amendment No. 1 to Credit and Guaranty Agreement, dated as of August 11, 2021, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2021)

10.2^
Agreement and Plan of Merger, dated October 15, 2021, by and among PLBY Group, Inc., PB Global Merger Sub Inc., GlowUp Digital Inc. and Michael Dow, solely as representative of the stockholders of GlowUp Digital Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2021)

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

PLBY GROUP, INC.

Date: November 15, 2021	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: November 15, 2021	By:	/s/ Lance Barton
	Name:	Lance Barton
	Title:	Chief Financial Officer (principal financial officer)