Form 10-K
period 2021-12-31
PLBY Group, Inc.
filed 2022-03-16
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39312

PLBY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	37-1958714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10960 Wilshire Blvd., Suite 2200
Los Angeles, California 90024
(310) 424-1800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PLBY	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $812 million based upon the closing price reported for such date on the Nasdaq Global Market. As of March 4, 2022, there were 42,613,901 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. These statements are based on the expectations and beliefs of the management of PLBY Group, Inc. (the “Company,” “PLBY,” “we,” “us,” “our”) in light of historical results and trends, current conditions and potential future developments, and are subject to a number of factors and uncertainties that could cause actual results to differ materially from forward-looking statements. These forward-looking statements include all statements other than historical fact, including statements about our future performance and opportunities; benefits of acquisitions and corporate transactions; statements of the plans, strategies and objectives of management for future operations; and statements regarding future economic conditions or performance. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, and include the assumptions that underlie such statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies and/or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the impact of the COVID-19 pandemic on the Company’s business and acquisitions; (2) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (3) the risk that the Company’s acquisitions or any proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from them; (4) the ability to recognize the anticipated benefits of acquisitions, commercial collaborations, commercialization of digital assets and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and retain its key employees; (5) costs related to being a public company, acquisitions, commercial collaborations and proposed transactions; (6) changes in applicable laws or regulations; (7) the possibility that the Company may be adversely affected by global hostilities, supply chain delays or other economic, business, and/or competitive factors; (8) risks relating to the uncertainty of the projected financial information of the Company; (9) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; and (10) other risks and uncertainties indicated in this Annual Report on Form 10-K, including those under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company cautions that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

Forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K or any earlier date specified for such statements. We do not undertake any obligation to update or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statement is based, except as may be required under applicable law. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

PART I
Item 1. Business
Unless otherwise indicated or the context otherwise requires, references in this section to the “Company”, “we”, “us”, “our” and other similar terms refer to Playboy Enterprises, Inc. (“Playboy”) and its consolidated subsidiaries prior to Playboy's February 10, 2021 business combination with Mountain Crest Acquisition Corp (the “Business Combination”), and to PLBY Group, Inc. and its consolidated subsidiaries after giving effect to the Business Combination.
Overview
We are a pleasure and leisure company. We provide consumers around the world with products, content and experiences that help them lead happier, healthier and more fulfilling lives. Our flagship consumer brand, Playboy, is one of the most recognizable brands in the world, driving billions of dollars annually in global consumer spending with products and content available in approximately 180 countries.

Our mission — to create a culture where all people can pursue pleasure — builds upon almost seven decades of creating groundbreaking media and hospitality experiences and fighting for cultural progress rooted in the core values of equality, freedom of expression and the idea that pleasure is a fundamental human right.

Driven by our cause of “Pleasure for All,” our goal is to build the leading pleasure and leisure lifestyle platform for all people around the world.
For the fiscal years ended December 31, 2020 and 2021, our consolidated revenue was $147.7 million and $246.6 million, respectively, consolidated net loss was $5.3 million and $77.7 million, respectively.
Our Products
Our products and content connect consumers to a lifestyle of pleasure and leisure. Our offerings help consumers around the world look good, feel good, and enjoy their lives. Our offerings are focused on areas where nearly 70 years of building consumer trust give us a unique position to lead:
•Sexual Wellness is a category that encompasses products, content and experiences that enable a state of physical, emotional, mental, and social sexual health and fulfillment. Offerings include products that enhance sexual experience, lingerie, bedroom accessories and intimacy products, as well as offerings that improve sexual health. Our offerings today—including lingerie, intimates and adult content—comprise the Company’s largest driver of revenue.
•Style and Apparel includes a variety of apparel and accessories products for men and women globally, including one of the leading men’s apparel brands in China, and collaborations with fashion and streetwear brands such as Missguided, PacSun, and Supreme available to consumers in the US and UK. Our style and apparel offerings build on seven decades of standing for free expression and today represent the second-largest consumer category in our business.
•Gaming and Lifestyle is a category that encompasses all the ways we stand for sophisticated, fun and leisure-filled living. Our gaming offerings today include digital casino and social games in partnership with such industry leaders as Scientific Games and Microgaming, and other home and hospitality offerings. These offerings are primarily delivered by our strategic licensing partners, and some products are offered for resale on Playboy.com.
•Beauty and Grooming builds on our long role serving as a platform for beauty and the brand’s commercial success in the fragrance category. Today, we approach this category through the lens of confidence, providing our consumers with products and content that inspire body positivity and creative expression. With strong adjacency to Sexual Wellness, Beauty and Grooming offerings include men's and women’s skincare, haircare, bath and body, grooming, cosmetics and fragrance. These offerings are primarily delivered by our strategic licensing partners, and some products are offered for resale on Playboy.com.

Each of the foregoing categories represent very large and growing markets, providing us with significant opportunities for growth from the increased sales of our current products, as well as through the introduction of new products within these categories.
Our Business Segments
We generate revenue through the sales of our products to consumers around the world. We employ multiple business models, including brand licensing, direct-to-consumer and third-party retail sales, and digital sales and subscriptions, to help maximize the value of our assets and promote long-term revenue and profitability growth. We report on our business operations in three segments:

•Licensing, including licensing our brand to third parties for products, services, venues and events.
•Direct-to-Consumer, including sales of third-party products through our owned-and-operated e-commerce platforms; and sales of our proprietary products through our platforms and/or third-party retailers; and
•Digital Subscriptions and Content, including revenues generated from the sales of creator offerings to consumers on centerfold.com, our creator-led platform launched in December 2021, trademark licensing for online gaming products, the sale of subscriptions to Playboy programming and the sales of tokenized digital art and collectibles.
Licensing
We license the Playboy name, Rabbit Head Design, and other trademarks and related properties to partners around the world. Our licensing agreements permit licensees the right to use certain Playboy trademarks for certain categories of products in certain territories for a fee, which is typically a royalty calculated as a percentage of net revenue from wholesale and/or retail sales of such products, subject to an annual, bi-annual or quarterly minimum royalty payment. Our top five license agreements range from three to nine years in length and generated approximately $49.1 million for the year ended December 31, 2021. As of December 31, 2021, our licensing contracts included future royalty guarantee payments of approximately $325 million through 2031, assuming no renewals of such contracts.
Our partner CAA-GBG LLP, an agency with significant global reach and infrastructure, acts as our exclusive licensing agent for the Playboy brand trademarks and intellectual property for consumer products in a broad range of categories in most of the world.
During the year ended December 31, 2021, our Licensing segment contributed $64.0 million in revenue and $47.5 million in operating income.
Direct-to-Consumer

Our owned digital commerce retail platforms include Playboy.com, HoneyBirdette.com and Honey Birdette retail stores (as of August 9, 2021), Yandy.com, and LoversStores.com and Lovers retail stores (as of March 1, 2021). We manage the inventory and shipping for our owned digital and retail commerce channels through a combination of our own warehouse and fulfillment centers and through third-party logistics centers, providing a flexible and scalable base from which to continue the expansion of our direct-to-consumer sales platform model. In addition to our owned channels, we have actively expanded the third-party sales of our proprietary products across major retailers in Western markets.
During the year ended December 31, 2021, our Direct-to-Consumer segment contributed $147.8 million in revenue and $2.8 million in operating loss.
Digital Subscriptions and Content
Our Digital Subscriptions and Content today comprise centerfold.com, our creator-led platform launched in December 2021, non-fungible token (“NFTs”) art and collectibles offerings, and Playboy’s adult content offerings, including playboyplus.com and playboy.tv.

Playboy-branded digital content offerings reach more than 150,000 subscribers and users across Playboy-managed digital platforms. In addition, The Playboy Channel is offered through leading MSOs (multiple-system operators) around the globe, including AT&T, Cablevision, Charter, Comcast, Cox, DirecTV, Dish, Time Warner and Verizon. Pursuant to its agreements with the MSOs, Playboy programs the Playboy Channel and typically receives a royalty based on the numbers of subscribers to the Channel.
During the year ended December 31, 2021, our Digital Subscriptions and Content segment contributed $33.8 million in revenue and $7.9 million of operating income.
Our Strategy
We aim to build the leading pleasure and leisure lifestyle platform for all people around the world. Our commercial strategy is to capture high consumer lifetime value while maintaining low consumer acquisition costs. We do this by building direct relationships with our customers through our owned-and-operated digital commerce and digital offerings and by utilizing our significant organic reach for marketing efficiency.

We are focused on three key growth pillars: first, accelerating our direct-to-consumer commerce business, where we target an 18-34-year-old consumer base with Sexual Wellness and Apparel offerings. Second, strategically expanding our licensing business in key categories and territories with a focus on China, India and gaming. In addition, we use our licensing business as a marketing tool and brand builder for us, in particular through our high-end designer collaborations and our large-scale partnerships with partners such as PacSun. Third, investing in new emerging growth opportunities, with a focus on scalable digital products and services, that deliver recurring or long tail revenue and allow us to generate significant returns over a three-to-five-year time horizon.

centerfold.com, our new creator-led platform dedicated to creative freedom, artistic expression and sex positivity, is the cornerstone of our digital strategy in 2022. Creators can set up their own subscription or membership services, directly message with their fans and interact with consumers in other ways. As we expand, we plan to offer creators services that only Playboy can, including the ability to tap into our merchandise design, production and distribution capabilities, artist collaborations, merchandise collaborations with Playboy and Honey Birdette, and access NFTs and blockchain tools.
Lastly, building on our acquisitions of Yandy in December 2019, TLA Acquisition Corp., the owner of the Lovers brand, in March 2021, Honey Birdette (Aust) Pty Limited, owner of the luxury lingerie brand Honey Birdette, in August 2021, and GlowUp Digital Inc., owner of the Dream web platform which has become our centerfold.com content-creator platform, in October 2021, we will continue to identify and assess potentially advantageous merger, acquisition and investment opportunities. Utilizing the flexibility of our operating cash flow, and management expertise, we may pursue additional acquisitions or other strategic opportunities to complement and accelerate our organic growth.
Our Competition
We operate in the consumer goods space across a variety of different industries and face competition from broad direct-to-consumer platforms such as Amazon, as well as brands and retailers that are more targeted to particular markets. In the men’s apparel space in China, we compete with other leading men’s apparel brands such as Uniqlo, Semir, Levi’s, Nautica and Lacoste on the breadth and quality of our products, and in Western markets, our apparel collaborations and owned and operated e-commerce business compete with retailers and brands more focused on lingerie, costumes, accessories and streetwear. In the sexual wellness industry, we compete with lingerie brands and e-commerce businesses such as La Perla, Fleur du Mal, Victoria’s Secret and AdoreMe, and other suppliers of products in this fragmented and rapidly growing space, as well as with Sexual Wellness e-commerce platforms and brick and mortar retail chains, such as Lovehoney, Fashion Nova and Adam & Eve. Our digital products and services compete with social content and creator-led platforms and providers of digital art, collectibles and paid and free adult content, and our digital games compete with other real-money and social casino-style games available in the iOS and Android app stores. We compete with much larger companies, including the brands referenced above, that have significantly greater financial and operational resources and pose meaningful competitive challenges. However, we believe we have successfully competed, and will continue to do so, with such companies because of our strong brands with extensive consumer followings, high quality products and relationships with creators and influencers that we have developed.
Our Corporate History
Playboy was founded in 1953 as a men’s lifestyle magazine. Over the following decades, Playboy grew into a leader and pioneer in the entertainment, hospitality, and licensing businesses.
From 1973 to 2011, Playboy's stock was publicly traded on the New York Stock Exchange. Playboy’s current corporate entity, Playboy Enterprises, Inc., was incorporated in the State of Delaware in April 1998. On March 4, 2011, Icon Merger Sub, Inc., a wholly owned subsidiary of Icon Acquisition Holdings, L.P. (“Icon”), an affiliate of Rizvi Traverse Management, LLC, successfully completed its offer to purchase all of the issued and outstanding shares of Playboy, which was further reorganized effective August 14, 2018. As part of the restructuring, Icon was dissolved and liquidated its equity interest in Playboy to its members, consisting of RT-ICON Holdings LLC (with its affiliates, "RT") and the Hugh M. Hefner 1991 Trust (the “Trust”), resulting in RT holding 3,034,192 shares of common stock in Playboy and the Trust holding 1,868,910 shares of common stock in Playboy. The Trust then sold to Playboy, and Playboy redeemed, all of the common stock in Playboy held by the Trust for a total of $35 million.
On February 10, 2021, we consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of September 30, 2020 (the “Merger Agreement”), by and among Mountain Crest Acquisition Corp (“MCAC”), MCAC Merger Sub Inc. (“Merger Sub”), and Playboy, and Suying Liu. Pursuant to the terms of the Merger Agreement, Playboy merged with and into Merger Sub, with Playboy surviving the merger as a wholly-owned subsidiary of MCAC, and MCAC changed its name to “PLBY Group, Inc.” upon consummation of the Business Combination.

Over the past several years, we have undertaken a process of transforming and streamlining our business model to transition Playboy’s primary business from a print and digital media entity, generating advertising and sponsorship revenues, to our primarily commerce business which markets consumer products and digital content. As part of that transformation, revenue generation has shifted away from being driven largely through third parties and toward direct-to-consumer sales.

These transformational changes include: reorganizing and streamlining our Playboy TV operation by reducing headcount, content costs and marketing spend, and renegotiating certain agreements with service providers; reorganizing and streamlining our digital subscription business by reducing headcount and content spend, and outsourcing certain functions that can be more efficiently performed by third parties; eliminating our advertising sales force; and consolidating our marketing, website development and creative services into a single group within our commerce-focused division, allowing us to reduce headcount and capture scale economies. We also ceased publication of our legacy Playboy magazine after the Spring 2020 issue, allowing us to reduce staff and eliminate costs associated with the print publication, such as printing, shipping, newsstand distribution and customer list management, and concurrently shifted our Playboy.com website from a content and media centric site to a largely e-commerce site in support of our direct-to-consumer business.
With these changes, we are able to better focus our workforce, capital and other resources on the products, consumer categories and revenue models that we believe best position us for growth and success in the future.
In December 2019, we acquired the assets of Yandy.com, a leading online retailer of lingerie, dresses, costumes and accessories, as part of the expansion of our proprietary sales platform. In March 2021, we acquired TLA Acquisition Corp., the parent company of the Lovers family of stores (“Lovers”), a leading omni-channel online and brick-and-mortar sexual wellness chain, with 40 stores in five states. In August 2021, we acquired Honey Birdette (Aust) Pty Limited, owner of the luxury lingerie brand Honey Birdette (“Honey Birdette”), with 58 stores across three continents (59 stores as of December 31, 2021). In October 2021, we acquired GlowUp Digital Inc., owner of the Dream platform that was redeveloped as the technology foundation for our curated and creator-led site, centerfold.com, which launched in December 2021.
Our Team
We seek to recruit, retain, and incentivize highly talented existing and future employees. We believe that creating a respectful and inclusive environment where team members can be themselves and be supported is critical to attracting, developing and retaining talent. A set of fundamental values guide our thinking and actions both inside the company and as we pursue our mission through our interaction with our consumers and our partners around the world. We created these values with the goal of holding ourselves accountable, of preserving what is special, and to inspire and guide ourselves moving forward as we grow and take on new challenges. We believe staying true to these values will drive the long-term value we create in consumers’ lives.

Our Employees

As of December 31, 2021, we had 781 full-time and full-time-equivalent employees and 232 part-time employees. None of the employees are represented by a labor union. Our team values support our employee relations, which we believe to be positive and productive. We promote the well-being of our employees through programs and benefits that support physical health, financial security and good morale.
Our Values

Do You (But Do No Harm). We’re authentic to who we are. We say what we mean, and we mean what we say. We create a safe and encouraging environment for others to do the same, bringing their authentic selves forward. We welcome and value varying perspectives and opinions, and we assume best intentions. We celebrate and bring out the best in each other. We pay attention to others discomfort. We respect boundaries. And we fiercely believe that our diversity positions us for greater success and impact in the world.
Embrace the Next Challenge. We have a growth mindset. We don’t let ourselves get too comfortable. We are constantly questioning our existing knowledge and recognize that our blind spots are bigger than we think. We actively seek out opportunities to learn. We come from a place of curiosity. The next challenge may be in a place we’ve never thought to look, and we leverage a vast diversity of perspectives to find it. We know we can always do better, and good enough is not enough. We believe in questioning taboos. We are bold and thoughtful in challenging the status quo and finding fault in the default, even when it seems we are alone. We are okay with uncertainty, and we aim to adapt quickly and be resourceful in an ever-changing environment.
Debate, Then Commit. We take the time to make sure we are informed. We provide a platform and make space for the different voices in the room, ask thoughtful questions, and consider all angles before coming to a conclusion. We question everything. We engage in self-reflection, and we recognize and share openly when we are wrong. We are solutions oriented. We take an active approach to solving problems and coming to decisions rather than fixating on them. We passionately discuss ideas but respect when a decision is reached and abide by the process to execute it. We communicate decisions thoroughly and thoughtfully.

Be a Leader. We develop and exercise inclusive leadership. So, everyone knows they belong, and equitable treatment is our standard. We recognize that trust, respect, and responsibility go hand-in-hand and must be heard. With that, it is up to each of us to earn that responsibility every day. We listen first, ask questions, speak up and are accountable for our work (and our mistakes). We help others feel confident and comfortable doing the same. We take initiative. We don’t wait for things to happen to us or wait to be told. We are willing to wear many hats and roll our sleeves up when others need help, even if it means working outside our job description. We lead by example.
Stay Playful. We are a fun team and though we often deal with heavy subject matter, we recognize the importance of a playful spirit and a positive outlook. We realize that we are a work in progress, and that we won’t always get it right the first time. We pride ourselves in being able to pick ourselves up, be positive about our mistakes (while learning from them) and move forward. We celebrate creativity and the importance of trying new things out. We know you to have a good time and we understand boundaries. We celebrate each other. We value our time both in and out of work.
Government Regulation
In connection with the products we provide, we must comply with various laws and regulations from federal, state, local and foreign regulatory agencies. We believe that we are in material compliance with regulatory requirements applicable to our business. These regulatory requirements include, without limitation:
•federal, state, local and foreign laws and regulations involving minimum wage, health care, overtime, sick leave, lunch and rest breaks and other similar wage, benefits and hour requirements and other similar laws;
•Title VII of the Civil Rights Act and the Americans with Disabilities Act and regulations of the U.S. Department of Labor, the Occupational Safety & Health Administration, the U.S. Equal Employment Opportunity Commission and the equivalent state agencies and other similar laws;
•alcohol beverage marketing regulations, custom and import matters with respect to products imported to and exported from the United States;
•the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar anti-bribery and anti- kickback laws and regulations that generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business; and
•federal, state and foreign anticorruption, data protection, privacy, consumer protection, content regulation and other laws and regulations, including without limitation, GDPR and the CCPA.
Our failure to comply with applicable laws and regulations could adversely affect the Company. See “Item 1A. Risk Factors” for additional information regarding regulatory risks to the Company.
Intellectual Property
We own various trademarks, copyrights and software comprising our intellectual property holdings including, without limitation, the “Playboy” name, the “RABBIT HEAD DESIGN” logo, the “Yandy” name, the “Lovers” name, the “Honey Birdette” name and the “Centerfold” name.
We currently have active trademark registrations in more than 150 countries for our key trademarks, including variations of the PLAYBOY and the RABBIT HEAD DESIGN logo, which are typically the core intellectual property we license pursuant to our licensing agreements and use on our branded consumer products. Trademark registrations typically allow us to exclusively use or permit licensed use of the marks in the product categories in which they are registered. These registrations are typically valid for 10 years from the original date of registration or the date of renewal. When these registrations become due for renewal, we typically renew them unless the registrations have become redundant due to overlapping coverage from other existing registered marks or they cover marks or categories that we no longer actively use or have plans to use in the future. Most jurisdictions allow for an unlimited number of renewals provided that the criteria to apply for renewal are met in the applicable jurisdiction.

Available Information
We make available, free of charge, on our investor relations website, www.plbygroup.com/investors, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains a website that contains our periodic reports, proxy and information statements and other information regarding us that we file electronically with the SEC. The SEC’s website is located at http://www.sec.gov.

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
Summary of Risk Factors
We have in the past been adversely affected by certain of, and may in the future be materially and adversely affected by, the following risks:
•our ability to maintain the value and reputation of the Playboy brand;
•operating in highly competitive industries;
•our ability to anticipate changes in the market for our adult oriented products and rapidly adapt;
•our ability to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights;
•our ability to identify, fund investment in and commercially exploit new technology;
•negative publicity, lawsuits and boycotts as a result of our business involving the provision of sexually explicit content;
•the refusal of companies upon which we rely for products and services to do business with us because some of our products contain adult content;
•material weaknesses identified with respect to our internal controls over financial reporting;
•various taxation related risks in multiple jurisdictions;
•potential systems failures in our digital operations;
•our exposure to data security and privacy risks;
•compliance with government regulations;
•challenges relating to operations and expansion outside of the U.S.;
•adverse results in litigation;
•our ability to attract and retain key employees and hire qualified management and personnel;
•difficulties in making strategic acquisitions on economically acceptable terms;
•integration risks from significant future acquisitions;
•our debt and other financial obligations;
•our ability to attract and retain new customers and subscribers through our marketing efforts;
•the demand for our products;
•the COVID-19 pandemic;

•global economic conditions;
•our ability to manage the various licensing and selling models in our operations;
•the concentration of a substantial portion of our licensing revenue with a limited number of licensees and retail partners;
•our dependence on third parties to help operate certain aspects of our e-commerce business;
•cybersecurity and impairment risks related to the holding of digital assets;
•the adoption, implementation, and performance of new enterprise systems;
•increasing competition for and changing dynamics in the marketplace for our adult content products;
•our ability to maintain our agreements with multiple system operators and direct-to-home operators on favorable terms;
•shifts in consumer behavior as a result of technological innovations and changes in the distribution of content; and
•our ability to meet the listing requirements to be listed on the Nasdaq Stock Market and maintain the listing of our securities in the future.
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
We license our brand to third parties to use in connection with various goods and services, subject to our approval. Our financial condition could be negatively impacted if any such third parties use our brand in a manner that adversely reflects on our businesses or our brand.
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
Some companies that operate websites and offline media, including search engines and social media platforms, on which we would like to advertise our products, and provide direct purchasing capabilities, may be reluctant or refuse to allow such advertising due to the adult nature of certain of our products and the history of our brand. Our inability to advertise on such platforms would make it more difficult for us to reach a broad audience, which could limit sales of our products, and reduce the value of our brand. Our existing competitors, as well as potential new competitors, may not face such obstacles and be able to undertake more extensive marketing campaigns and reach a broader consumer base, making it more difficult for Playboy to compete with them with similar products.
We have experienced seasonality in our revenues, which may result in volatility in our earnings.
While we receive revenue throughout the year, our businesses do experience seasonality. For example, our consumer brand licensing business under our consumer business experiences higher receipts in its first and third fiscal quarters due to the licensing fee structure in our licensing agreements which typically require advance payment of such fees during these quarters, and our direct-to-consumer business typically experiences higher sales in the fourth quarter due to the U.S. holiday season, including Halloween. To the extent that we continue to experience seasonality, this may result in volatility in our earnings.
We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which could have an adverse impact on our business.

Since becoming a public company, ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis has become costly and a time-consuming effort. In addition, the rapid growth of our operations has created a need for additional resources within the accounting and finance functions in order to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is also required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements might not be prevented or detected on a timely basis. As described in Item 9A of this Annual Report, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, there were several material weaknesses identified in our internal control over financial reporting.

We are working to develop and implement a remediation plan as soon as practicable. Our remediation plan, which is continuing to be developed, can only be accomplished over time, and these initiatives may not accomplish their intended effects. Failure to maintain our internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. Likewise, if our financial statements are not filed on a timely basis, we could be subject to regulatory actions, legal proceedings or investigations by Nasdaq, the SEC or other regulatory authorities, which could result in a material adverse effect on our business and/or we may not be able to maintain compliance with certain of our agreements. Ineffective internal controls could also cause investors to lose confidence in our financial reporting, which could have a negative effect on our stock price, business strategies and ability to raise capital.

Even after establishing internal controls, our management does not expect that our internal controls ever will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. No evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the business will have been detected.
We have a significant amount of intangible assets, including our trademarks and digital assets, recorded on our consolidated balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may be required to record impairments of our intangible assets in the future which could adversely affect our results of operations.
As of December 31, 2021, our indefinite-lived intangible assets and goodwill represented $609.3 million, or 65% of our total consolidated assets. Under accounting principles generally accepted in the United States (“GAAP”), indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. We will review our trademarks and digital assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss, and those decreases or increases could be material.
Our use of certain tax attributes may be limited.

We have significant net operating losses (“NOLs”) as of December 31, 2021. In the US we had federal NOLs available to carryforward to future periods of $203 million, which begin expiring in 2028 and we had state and local NOLs available to carryforward to future periods of $73 million, which began expiring in 2022. In Australia, we also had $1.6 million NOLs available to carryforward indefinitely. The statute of limitations for tax years 2017 and forward remains open to examination by the major U.S. taxing jurisdictions to which we are subject. The statute of limitation for tax year 2016 and forward remain open to examination in Australia. In addition, due to the NOL carryforward provision, tax authorities continue to have the ability to adjust the amount of our carryforward. Furthermore, as discussed below, the limitations on the use of the NOLs under Section 382 could affect our ability to use NOLs to offset future taxable income.
In general, under Section 382 of the Internal Revenue Code ("Code"), a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards or other tax attributes, to offset future taxable income or reduce taxes. We believe that we have undergone one or more ownership changes and accordingly, our ability to use our NOL carryforwards may be limited.
Additionally, the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017, significantly reformed the Code, including changes to the rules governing NOL carryforwards. For NOL carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limited a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, NOL carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOL carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our ability to use NOL carryforwards generated after December 31, 2017, as well as the timing of any such use, and could seriously harm our business.

On June 29, 2020, Assembly Bill 85 (“A.B. 85”) was signed into California law. A.B. 85 provides for a three-year suspension of the use of NOLs for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of NOLs for taxable years 2020, 2021 and 2022 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any NOLs that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2020, 2021 and 2022. Due to A.B.85, we do not expect to be able to offset our California taxable income with our NOLs during these years.
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
The uninterrupted performance of our computer systems is critical to the operations of our websites. Our computer systems are located at external third-party sites, and, as such, may be vulnerable to fire, loss of power, telecommunications failures and other similar catastrophes. In addition, we may have to restrict access to our websites to solve problems caused by computer viruses or other system failures. Our customers may become dissatisfied by any disruption or failure of our computer systems that interrupts our ability to provide our content. Repeated system failures could substantially reduce the attractiveness of our websites and/or interfere with commercial transactions, negatively affecting our ability to generate revenues. Our websites must accommodate a high volume of traffic and deliver regularly updated content. Our sites have, on occasion, experienced slow response times and network failures. These types of occurrences in the future could cause users to perceive our websites as not functioning properly and therefore induce them to frequent websites other than ours. We are also subject to risks from failures in computer systems other than our own because our customers depend on their own Internet service providers for access to our sites. Our revenues could be negatively affected by outages or other difficulties customers experience in accessing our websites due to Internet service providers’ system disruptions or similar failures unrelated to our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our Internet systems or the systems of our customers’ Internet service providers.
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

We are expanding our digital ecosystems, including sales of digital assets and cryptocurrency payments, which is evolving, and uncertain, and new regulations or policies may materially adversely affect our development.

Our products include digital assets, and we have accepted cryptocurrency as payment for certain digital assets. We expect to continue commercial activities involving digital assets and cryptocurrencies. The technologies supporting cryptocurrencies and digital assets like blockchain and non-fungible tokens (“NFT”) are new and rapidly evolving. To the extent these technologies become more widely utilized in the industry, revenues from our digital applications could be negatively impacted, including as a result of greater competition. If we fail to explore and commercialize these new technologies and apply them innovatively to keep our products and services competitive, we may not experience significant growth of our business. Regulation of digital assets, such as cryptocurrencies, blockchain technologies, NFTs and cryptocurrency exchanges, is currently underdeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transacting in or transferring them. The regulatory regime governing blockchain technologies, NFTs, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect our development and our value if we materially embrace digital assets and cryptocurrencies in the future.

We hold and may acquire digital assets that may be subject to volatile market prices, impairment and unique risks of loss.

From time to time, we may hold digital assets, including NFTs and cryptocurrencies such as Ethereum, and may accept cryptocurrency payments from customers for certain products and services. The prices of digital assets have been in the past and may continue to be highly volatile, including as a result of various associated risks and uncertainties. For example, the prevalence of such assets is a relatively recent trend, and their long-term adoption by investors, consumers and businesses is unpredictable. Moreover, their lack of a physical form, their reliance on technology for their creation, existence and transactional validation and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence. Finally, the extent to which securities laws or other regulations apply or may apply in the future to such assets is unclear and may change in the future. If we hold digital assets and their values decrease relative to our purchase prices, our financial condition may be harmed.

Moreover, digital assets are currently considered indefinite-lived intangible assets under applicable accounting rules, meaning that any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs. Moreover, there is no guarantee that future changes in GAAP will not require us to change the way we account for digital assets held by us.

Finally, as intangible assets without centralized issuers or governing bodies, digital assets have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities, including inappropriate access and theft, as well as human errors or computer malfunctions that may result in the loss or destruction of private keys needed to access such assets. While we intend to take all reasonable measures to secure any digital assets, if such threats are realized or the measures or controls we create or implement to secure our digital assets fail, it could result in a partial or total misappropriation or loss of our digital assets, and our financial condition and operating results may be harmed.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our data and/or digital assets, we may lose some or all of our data and/or digital assets and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to our digitally-stored information, digital assets and "Web3" activities, including our holding and processing of cryptocurrency and other digital assets, including. Ethereum and other blockchain-based cryptocurrencies have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. Hackers have been reported to exploit flaws in crypto marketplace technologies and steal from the accounts of customers, although such flaws may subsequently be fixed and affected customers reimbursed. Nonetheless, a successful security breach or cyberattack could result in a partial or total loss of our digital assets in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our digital assets. Such a loss could have a material adverse effect on our financial condition and results of operations.

The loss or destruction of a private key required to access our digital assets may be irreversible. If we are unable to access our private keys or if we experience a cyberattack or other data loss relating to our digital assets, our financial condition and results of operations could be materially adversely affected.

Blockchain based assets are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the asset is held. While the blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. To the extent our private key is lost, destroyed, or otherwise compromised and no backup of the private key is accessible, we will be unable to access the digital assets held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets will not be compromised as a result of a cyberattack. Cryptocurrencies and blockchain technologies have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences that we cannot yet fully predict.

We are party to agreements and instruments where obligations by or to us are calculated based on or otherwise dependent on LIBOR. In July 2017, the U.K. Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR as early as the end of 2021. In March 2021, the FCA confirmed its intention to cease publication of the one week and two-month USD LIBOR tenors and all tenors for EUR, CHF, JPY and GBP LIBOR after December 31, 2021 and to cease publication of all other USD LIBOR after June 30, 2023. As a result, LIBOR for particular currencies and tenors will not be available for use in agreements and other instruments after the relevant cessation date and may ultimately cease to be utilized prior to the date publication ceases. Alternative benchmark rate(s) may replace LIBOR and could affect our agreements that reference LIBOR, not all of which contain definitive alternative rate provisions. Certain of our agreements reference LIBOR, including, for example, our New Credit Agreement. At this time, it is difficult for us to predict the full effect of any changes from LIBOR to an alternative benchmark rate upon or prior to the cessation of publication, the phase out of LIBOR generally, or the establishment and use of particular alternative benchmark rates to replace LIBOR. There is uncertainty about how we, the financial markets, applicable law, and the courts will address the replacement of LIBOR with alternative benchmark rates for contracts that do not include appropriate fallback provisions to provide for such alternative benchmark rates. In addition, any changes from LIBOR to an alternative benchmark rate may have an uncertain impact on our cost of funds, our receipts or payments under agreements that reference LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.
We are subject to risks resulting from our operations outside the U.S., and we face additional risks and challenges as we continue to expand internationally.
The international scope of our operations may contribute to volatile financial results and difficulties in managing our business. For the years ended December 31, 2021 and 2020, we derived approximately 38% and 48%, respectively, of our consolidated revenues from countries outside the U.S. Our international operations expose us to numerous challenges and risks, including, but not limited to, the following:
•adverse political, regulatory, legislative and economic conditions in various jurisdictions;
•costs of complying with varying governmental regulations;
•fluctuations in currency exchange rates;
•difficulties in developing, acquiring or licensing programming and products that appeal to a variety of audiences and cultures;
•global supply chain disruptions;
•scarcity of attractive licensing and joint venture partners;
•the potential need for opening and managing distribution centers abroad; and
•difficulties in protecting intellectual property rights in foreign countries.
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

Our expansion places a significant strain on our management, operational, financial, and other resources.

We are rapidly and significantly expanding our global operations, including increasing our product and service offerings and scaling our infrastructure to support our retail and services businesses. The complexity of the current scale of our business can place significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions, and our expansion increases these factors. Failure to manage growth effectively could damage our reputation, limit our growth, and negatively affect our operating results.
In pursuing selective acquisitions, we may incur various costs and liabilities and we may never realize the anticipated benefits of the acquisitions.
If we believe appropriate opportunities become available, we may continue to acquire additional businesses, products or technologies that we believe are strategically advantageous to us. Transactions of this sort could involve numerous risks, including:
•unforeseen operating difficulties and expenditures arising from the process of integrating any acquired business, product or technology, including related personnel;
•diversion of a significant amount of management’s attention from the ongoing development of our business;
•dilution of existing stockholders’ ownership interest in us;
•incurrence of additional debt;
•exposure to additional operational risk and liability, including risks arising from the operating history of any acquired businesses;
•entry into markets and geographic areas where we have limited or no experience;
•loss of key employees of any acquired companies;
•adverse effects on our relationships with suppliers and customers; and
•adverse effects on the existing relationships of any acquired companies, including suppliers and customers.
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
Our credit facility contains covenants that limit our actions. These covenants could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. The covenants restrict our ability to, among other things:
•incur or guarantee additional indebtedness;
•make loans and investments;
•enter into agreements restricting our subsidiaries’ abilities to pay dividends;
•create liens;
•sell or otherwise dispose of assets;
•enter new lines of business;
•merge or consolidate with other entities; and
•engage in transactions with affiliates.
The credit facility also contains financial covenants requiring us to maintain a specified maximum total gross leverage ratio.
Our ability to comply with these covenants and requirements may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply.

If we do not adequately adopt and manage our reporting and enterprise systems and processes, our ability to manage and grow our business may be harmed.

We are in the process of adopting and implementing new systems and processes across our businesses, which will allow us to execute our business plan and comply with regulations. We will need to continue to improve existing and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed new enterprise systems and have begun a process to expand and upgrade our operational and financial systems. If the systems we have chosen do not fit our business appropriately or if there are material delays in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or internal controls, our ability to realize the benefits and value of the systems as anticipated, operate our business as intended, achieve accuracy in the conversion of electronic data and records, and/or report financial and management information, could be adversely affected. As a result of the conversion from prior systems and processes, data integrity problems may be discovered that if not corrected could impact our business or financial results. In addition, as we add functionality to the enterprise systems and complete implementations across our businesses, new issues could arise that we have not foreseen. Such issues could adversely affect our ability to do, among other things, the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and negatively impact our results of operations, cash flows and stock price.
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
A novel strain of coronavirus (“COVID-19”) was first identified in China in December 2019, and was subsequently declared a pandemic by the World Health Organization. To date, this pandemic and preventative measures taken to contain or mitigate the pandemic have caused, and are expected to continue to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets, both globally and in the United States. These events have led to and could continue to lead to a decline in discretionary spending by consumers, and in turn materially impact, our business, sales, financial condition and results of operations. We may experience a negative impact on our sales, operations and financial results, and we cannot predict the degree to, or the time period over, which our sales, operations and financial results will continue to be subject to risk by the pandemic and preventative measures. Risks presented by the COVID-19 pandemic include, but are not limited to:
•Deterioration in economic conditions in the United States and globally, including China and Australia;
•Reduced consumer demand for our products as consumers seek to reduce or delay discretionary spending in response to the impacts of COVID-19, including as a result of a rise in unemployment rates and diminished consumer confidence;
•Decreased retail traffic as a result of store closures, reduced operating hours, social distancing restrictions and/or changes in consumer behavior;

•Disruption of our ability to complete or find new licensing deals and commercial collaborations;
•The risk that any safety protocols in our facilities will not be effective or not be perceived as effective, or that any virus-related illnesses will be linked or alleged to be linked to such facilities, whether accurate or not;
•Incremental costs resulting from the adoption of preventative measures, including providing facial coverings and hand sanitizer, rearranging operations to follow social distancing protocols, conducting temperature checks and undertaking regular and thorough disinfecting of surfaces;
•Inventory shortages caused by a combination of increased demand for our products and longer lead-times in the manufacturing and delivery of our products, due to work restrictions related to COVID-19, import/export conditions such as port congestion, and local government orders;
•Disruption to our distribution centers and our third-party manufacturing partners and other vendors, including through the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures;
•Bankruptcies or other financial difficulties facing our wholesale customers or licensing partners, which could cause them to be unable to make or delay making payments to us, or result in cancellation or reduction of their orders or licensing agreements;
•Operational risk, including but not limited to cybersecurity risks, as a result of extended workforce remote work arrangements, and restrictions on employee travel;
•Impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs. These supply chain effects may have an adverse effect on our ability to meet consumer demand, including digital demand, and could result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses;
•Disruption to our operations if a large number of our employees and/or a subset of our key employees and executives are impacted by COVID-19, which could negatively impact our ability to continue to operate effectively; and
•Significant disruption of and volatility in global financial markets, which could have a negative impact on our ability to access capital in the future.
We continue to monitor the latest developments regarding the pandemic and have made certain assumptions regarding the pandemic for purposes of our operating, financial and tax planning projections, including assumptions regarding the duration and severity of the pandemic and the global macroeconomic impacts of the pandemic. However, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition due to the uncertainty of future developments. In particular, we believe the ultimate impacts on our business, results of operations, cash flows and financial condition will depend on, among other things, the further spread and duration of COVID-19, third party or governmental actions taken to contain its spread and mitigate its public health effects the requirements to take action to help limit the spread of the illness, the availability, safety and efficacy of vaccines and treatments for COVID-19 and the economic impacts of the pandemic. Even in those regions where our businesses recover, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations. The pandemic may also affect our business, operations or financial condition in a manner that is not presently known to us or that we currently do not consider to present significant risks.
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
The uncertain state of the global economy continues to impact businesses around the world. If global economic and financial market conditions further deteriorate or do not improve, the following factors could have a material adverse effect on our business, operating results and financial condition:
•Our sales are impacted by discretionary spending by consumers. Declines in consumer spending may result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts and lower gross margins.
•In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so.

•We conduct transactions in various currencies, which creates exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition.
•As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending.
•Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton or petroleum derivatives) could have a material adverse effect on our costs, gross margins and profitability.
•If retailers of our products experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.
•If retailers of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively impact the sale of our products to consumers.
•Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, including lifestyle experiences such as casino gaming, and lower spending on sexual wellness, apparel or beauty products. As a result, we cannot ensure that demand for our offerings will remain constant.
If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.
In particular, since we derived in 2020 and 2021, and expect to continue to derive, a significant portion of our revenue from China, our business development plans, results of operations and financial condition may be materially adversely affected by significant political, social and economic developments in China. A slowdown in economic growth in China, such as due to the outbreak of the COVID-19 pandemic, could adversely impact our licensees in China, prospective customers, suppliers, distributors and partners of our licensees in China, which could have a material adverse effect on our results of operations and financial condition. In addition, a deterioration in trade relations between the U.S. and China or other countries, or the negative perception of U.S. brands by Chinese or other international consumers, could have a material adverse effect on our results of operations and financial condition. There is no guarantee that economic downturns, any further decrease in economic growth rates or an otherwise uncertain economic outlook in China will not persist in the future, that they will not be protracted or that governments will respond adequately to control and reverse such conditions, any of which could materially and adversely affect our business, financial condition and results of operations.
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

Our growth will depend on our ability to attract and retain customers and subscribers, and the loss of customers or subscribers, failure to attract new customers and subscribers in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and prospects.

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new customers and subscribers to our offerings, retain existing customers and subscribers of our offerings and reactivate customers and subscribers in a cost-effective manner. Achieving such growth may require us to increasingly engage in sophisticated and costly sales and marketing efforts, some or all of which may not provide a material return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and opportunities to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, including billboards, radio, social media platforms, planes, affiliates and paid and organic search, and other digital channels, such as search and mobile display. If the search engines and other digital platforms on which we rely modify their algorithms, change their terms, including with respect to cookies, data and/or privacy controls, or if the prices at which we use such services increase, then our costs could increase, and fewer customers and subscribers may reach our use our platforms. If links to our platforms are not displayed prominently in online search results or on social media, if fewer customers or subscribers click through to our platforms, if our other marketing campaigns are not effective, or if the costs of attracting customers and subscribers using any of our current methods significantly increase, then our ability to efficiently attract new customers and subscribers could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.

Additionally, as technological or regulatory standards change and we modify our offerings to comply with those standards, we may need customers and subscribers to take certain actions to continue accessing our platforms, such as performing age verification checks or accepting new terms and conditions. Customers and subscribers may be deterred from using our offerings at any time, including if the quality of their experience, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the customer experience generally offered by competitive offerings.
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
Our licensing revenues are concentrated with a limited number of licensees and retail partners. For instance, during the years ended December 31, 2021 and 2020, the five largest license agreements comprised 20% and 32% of consolidated revenues, respectively, and the largest licensee contributed 9% and 15% of consolidated revenues, respectively, during those years. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of these licensees were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreements, or to significantly reduce its sales of licensed products under any agreement, our revenue and cash flows could be reduced substantially, which could have a material adverse effect on our financial condition, results of operations or business.
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
Our present and future e-commerce services agreements, other commercial agreements, and strategic alliances create additional risks such as:
•disruption of our ongoing business, including loss of management focus on existing businesses;
•impairment of other relationships;
•variability in revenue and income from entering into, amending, or terminating such agreements or relationships; and
•difficulty integrating under the commercial agreements.
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
Additional Risks Related to Our Digital Subscriptions and Content Business
Free content on the internet and competition from free and other content-creator sites is increasing competition for our adult content products and is changing the dynamics of the marketplace for our adult content products.
Demand for our paid adult content products is significantly impacted by the availability of free adult entertainment available on the Internet in general and at the “YouTube-like” adult video sites (commonly known as “tube sites”), as well as from other subscription-based content-creator sites. The tube sites feature free adult videos, some of which consist of unlicensed, or pirated, excerpts of professionally produced adult movies (including at times pirated versions of our proprietary videos). Content-creator sites allow consumers to subscribe for content from specific creators, many of which offer adult-oriented content. The availability of these free adult videos and creator-specific subscriptions may diminish the demand for our paid video offerings on our proprietary websites, including centerfold.com, playboy.tv and playboyplus.com, and for our other content products, and has diluted the market presence of our website. The tube sites and other content-creator sites may materially affect the revenues we generate from our websites and other adult content offerings. It is uncertain what affect tube sites, other free internet adult websites and competing content-creator sites will have on our on-going operations and our future financial results. No assurance can be given that we will be able to effectively compete against the tube sites and other internet products.
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
Our cable television and DTH operations require continued access to satellite transponders to transmit programming to cable and DTH operators. Material limitations on our access to these systems or satellite transponder capacity could materially adversely affect our business, financial condition or results of operations. Our access to transponders may also be restricted or denied if:
•we or the satellite transponder providers are indicted or otherwise charged as a defendant in a criminal proceeding;
•the Federal Communications Commission issues an order initiating a proceeding to revoke the satellite owner’s authorization to operate the satellite;
•the satellite transponder providers are ordered by a court or governmental authority to deny us access to the transponder;
•we are deemed by a governmental authority to have violated any obscenity law; or

•the satellite transponder providers fail to provide the required services.
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
As a distributor of media content, we may face potential liability for:
•defamation;
•invasion of privacy;
•negligence;
•copyright or trademark infringement; and
•other claims based on the nature and content of the materials distributed.
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

Risks Related to the Ownership of Our Common Stock
If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our Common Stock.

Our Common Stock is currently listed on Nasdaq. In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

On August 9, 2020, the Company notified Nasdaq that it was not in compliance with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A) as a result of the resignation of a member of the Company’s board who was also a member of the Company’s Audit Committee. Nasdaq Listing Rule 5605(b)(1) requires a majority independent board and 5605(c)(2)(A) requires the Audit Committee to have at least three independent members (as defined by Nasdaq Listing Rule 5605(a)(2) and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934), at least one of whom is an audit committee financial expert. As a result of the resignation of Mr. Suying Liu, the Company no longer has a majority independent board or an Audit Committee comprised of three independent directors. The Nasdaq Listing Rules provide for a cure period during which the Company may regain compliance. Under Nasdaq Listing Rules, the Company shall have until the earlier of its next annual meeting of stockholders or one year from the occurrence of the event that caused the failure to comply with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A); provided, however, that if the next annual meeting of stockholders occurs no later than 180 days following the event that caused the vacancy, the Company shall instead have 180 days from such event to regain compliance.

There can be no assurances that we will be able to regain compliance with Nasdaq’s listing standards or if we do later regain compliance with Nasdaq’s listing standards, will be able to continue to comply with the applicable listing standards. If we are unable to maintain compliance with these Nasdaq requirements, our Common Stock will be delisted from Nasdaq. If Nasdaq delists our Common Stock, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;
•a limited amount of news and analyst coverage for our company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
RT owns a significant percentage of our Common Stock, and it may effectively control all major corporate decisions and its interests may conflict with your interests as an owner of our Common Stock and with our interests.
RT beneficially owned approximately 27.4% of our Common Stock as of March 8, 2022. Under the terms of the Investor Rights Agreement we entered into with RT, RT has the right, but not the obligation, to nominate to the Company's board of directors (the "Board") a number of designees equal to (i) three directors, if and so long as RT and its affiliates beneficially own, in the aggregate, 50% or more of the shares of our Common Stock, (ii) two directors, in the event that RT and its affiliates beneficially own, in the aggregate, 35% or more, but less than 50%, of the shares of Common Stock and (iii) one director, in the event that RT and its affiliates beneficially own, in the aggregate, 15% or more, but less than 35%, of the shares of our Common Stock (in each case, subject to proportional adjustment in the event that the size of the Board is increased or decreased following the Closing). RT also has the right to appoint the chairman of the Board so long as RT and its affiliates beneficially own, in the aggregate, 15% or more of the shares of Common Stock. We anticipate that Suhail Rizvi, our current chairman of the Board and a manager of the RT entities, will continue to serve as RT's designee on the Board and chairman of the Board.

The directors RT elects have the authority to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders. Even though RT may own or control less than a majority of our total outstanding shares of our Common Stock, it is able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of our Common Stock.

RT may have interests that are different from yours and may vote in a way with which you disagree and that may be adverse to your interests. In addition, RT’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Common Stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

Additionally, RT is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. RT may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Stockholders should consider that the interests of RT may differ from their interests in material respects.

The market price of the Company’s common stock is likely to be highly volatile, and you may lose some or all of your investment.
The market price of Company’s common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•the impact of COVID-19 pandemic on our business;
•the inability to obtain or maintain the listing of our shares of common stock on Nasdaq;
•the inability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, and our ability to retain our key employees;
•changes in applicable laws or regulations;
•risks relating to the uncertainty of our projected financial information; and
•risks related to the organic and inorganic growth of our business and the timing of expected business milestones.
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
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that securities or industry analysts publish about us. If securities or industry analysts initiate coverage and one or more of the analysts who cover us downgrade our Common Stock or publish inaccurate or unfavorable research about our company, our Common Stock share price would likely decline. If analysts publish target prices for our Common Stock that are below the historical sales prices for the ordinary shares of PLBY on a securities exchange or the then-current public price of our Common Stock, it could cause our stock price to decline significantly. Further, if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our Common Stock price and trading volume to decline.
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

Because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We currently anticipate we will retain future earnings for the development, operation and expansion of our business and does not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our shares of Common Stock would be your sole source of gain on an investment in such shares for the foreseeable future.

Sales of a substantial number of shares of our Common Stock in the public market could cause the price of our Common Stock to decline.

On September 9, 2021, the SEC declared our registration statement on Form S-1 (File No. 333-259213) effective, pursuant to which certain stockholders of the Company are able to sell up to 2,269,552 shares of Common Stock in the public market, subject in certain cases to remaining applicable contractual lock-up agreements. On May 10, 2021, the SEC declared our registration statement on Form S-1 (File No. 333-255585) effective, pursuant to which certain stockholders of the Company are able to sell up to 21,854,262 shares of Common Stock in the public market, subject in certain cases to remaining applicable contractual lock-up agreements. On February 10, 2021, the SEC declared our registration statement on Form S-1 (File No. 333-250017) effective, pursuant to which certain institutional and accredited investors (collectively, the “PIPE Investors”) are able to sell up to 5,390,763 Shares of Common Stock in the public market.

As of April 12, 2021, 50% of the shares received or to be received by Playboy stockholders in the Business Combination were released from contractual lock-up restrictions, of which 10,458,406 shares are currently available for resale under the resale registration statement.

We also have registered on a Form S-8 a total of 9,868,539 shares of Common Stock underlying awards that we have issued, or may in the future issue, under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, or pursuant to the reoffer prospectus in the Form S-8, as applicable, subject to existing lock-up agreements and relevant vesting schedules, and applicable securities laws.

The presence of these shares of Common Stock trading in the public market may have an adverse effect on the market price of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market or the perception that these sales might occur could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock. In addition, the sale of substantial amounts of our Common Stock could adversely impact its price.

Future sales of shares of our Common Stock may depress our stock price.

Future sales of a substantial number of shares of our Common Stock in the public market, or the perception that such sales might occur, could depress the market price of our Common Stock and could impair its ability to raise capital through the sale of additional equity securities.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (c) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the DGCL or our certificate of amended and restated incorporation or our bylaws, or (d) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine except for, as to each of (a) through (d) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction,. Our amended and restated certificate of incorporation also provides that the federal district courts of the Unites States will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could seriously harm our business. The choice of forum provision requiring that the Court of Chancery of the State of Delaware be the exclusive forum for certain actions would not apply to suits brought to enforce any liability or duty created by the Exchange Act.
General Risk Factors
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
From time to time, we are involved in litigation and other proceedings and litigation arising in the ordinary course of business, such as the matters described in “Legal Proceedings” of this Annual Report on Form 10-K. Defending these claims, even those without merit, could cause us to incur significant legal expenses and divert financial and management resources. These claims could also result in significant settlement amounts, damages, fine or other penalties. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, an adverse resolution of any lawsuit or claim against us could negatively impact our reputation and our brand image and could have a material adverse effect on our business.
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
We believe that our ability to successfully implement our business strategy and to operate profitably depends, in part, on our ability to retain our key personnel. If key personnel become unable or unwilling to continue in their present positions, our business, financial condition or results of operations could be materially adversely affected. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel, including appropriate technical and engineering employees to support our expanding digital platforms.
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
Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee the success with respect to any acquisition we may consummate. You should not rely on the historical record of the performance of our management team or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward.
We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.
Online security breaches could materially adversely affect our business, financial condition or results of operations. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials in particular. In addition to our own sensitive and proprietary business information, we handle transactional and personal information about our consumers and users of our digital experiences, which include online distribution channels and product engagement. In offering products via online payment, we may increasingly rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise or breach the algorithms that we use to protect our data and/or our customers’ data. If third parties are able to penetrate our network security or otherwise misappropriate confidential information, we could be subject to liability, which could result in litigation. In addition, experienced programmers or “hackers” may attempt to misappropriate proprietary information or cause interruptions in our product offerings that could require us to expend significant capital and resources to protect against or remediate these problems. We have been the target of "phishing", "spoofing", "social engineering" and other data breach attempts. While we do not believe that our data systems or information technology have been materially breached, we expect that we may continue to be a target for unauthorized access to our systems and technology, including through the use of ransomware. If any such attempts are materially successful in the future, we could be subject to liability which could negatively impact our financial condition and damage our business.

Increased scrutiny by regulatory agencies, such as the Federal Trade Commission and state agencies, of the use of customer information could also result in additional expenses if we are obligated to reengineer systems to comply with new regulations or to defend investigations of our privacy practices. In addition, we must comply with increasingly complex and rigorous, and sometimes conflicting, regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018; and California passed the California Consumer Privacy Act (the “CCPA”) which became effective on January 1, 2020. The U.S. Children’s Online Privacy Protection Act (COPPA) also regulates the collection, use and disclosure of personal information from children under 13-years of age. While none of our content is directed at children under 13-years of age, if COPPA were to apply to us, failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations and could result in substantial fines. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR and CCPA) and regulations can be costly and time consuming, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.
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
Geopolitical risks, such as those associated with Russia’s invasion of Ukraine, could result in a decline in the outlook for the U.S. and global economies.

The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geopolitical risks could have an adverse impact on macroeconomic factors which affect our assets and businesses.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Los Angeles, California, where we lease and occupy approximately 45,000 square feet of office space. Our Licensing, Direct-to-Consumer and Digital Subscriptions and Content segments all use our corporate headquarters.
We also lease and occupy approximately 52,000 square feet of combined office and warehouse space in Phoenix, Arizona, housing inventory management and fulfillment operations for our Direct-to-Consumer segment.
Pursuant to our acquisition of Lovers in March 2021, we acquired over 25,000 square feet of leased office and warehouse space in Auburn, Washington. As of December 31, 2021, Lovers operated 40 retail locations in five states, ranging in size between 1,472 and 15,000 square feet per location. The Lovers properties are used by our Direct-to-Consumer segment.

Pursuant to our acquisition of Honey Birdette in August 2021, we also acquired over 15,000 square feet of leased office and warehouse space in the Sydney, Australia area. As of December 31, 2021, Honey Birdette operates 59 retail locations in Australia, the U.S. and the U.K., ranging in size between approximately 400 and 1,200 square feet per location. The Honey Birdette properties are used by our Direct-to-Consumer segment.

We believe our properties are suitable for the purposes for which they are being used and fit our needs.

Item 3. Legal Proceedings
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

TNR Case

On December 17, 2021, Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”), filed a complaint in the U.S. District Court for the Central District of California against Playboy and its subsidiary Products Licensing, LLC. TNR alleges a variety of claims relating to Playboy’s termination of a license agreement with TNR and the business relationship between Playboy and TNR prior to such termination. TNR alleges, among other things, breach of contract, unfair competition, breach of the implied covenant of good faith and fair dealing, and interference with contractual and business relations due to Playboy’s conduct. TNR is seeking over $100 million in damages arising from the loss of expected profits, declines in the value of TNR’s business, unsalable inventory and investment losses. Playboy believes TNR’s claims and allegations are without merit, and Playboy will defend itself vigorously in this matter.

Dream Case

On December 7, 2021, Steve Shaw, a former consultant to GlowUp Digital, Inc. (a/k/a “Dream” and subsequently renamed Centerfold Digital Inc.), the company acquired by a wholly-owned subsidiary of the Company, brought suit in the Superior Court of the State of California, County of Los Angeles, against Michael Dow and Michael Berman (the principals of Dream), Centerfold Digital Inc. and Playboy. Mr. Shaw alleges a variety of claims, based upon an alleged (unsigned) agreement with Dream that Mr. Shaw was to be granted up to 20% of the equity of Dream (valued at $6 million based on the $30 million purchase price in the agreement for the Company’s acquisition of Dream). Subsequent to such alleged agreement and prior to the Company’s acquisition of Dream, Dream and Mr. Shaw entered into a standard mutual release agreement pursuant to which Mr. Shaw released any claims against Dream, including any rights to equity in Dream, in exchange for a monetary payment. Mr. Shaw is alleging, among other things, breach of contract, misrepresentation and fraud in connection with his alleged agreement with Dream and the circumstances under which he entered into the release. Mr. Shaw is seeking damages, costs and attorneys’ fees. Playboy believes Mr. Shaw’s claims and allegations are without merit, and Playboy will defend itself vigorously in this matter, including the assertion of its own counterclaims.
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

On February 25, 2021, PEII brought suit against AVS in Los Angeles Superior Court to prevent further unauthorized sales of PLAYBOY branded products and for disgorgement of unlawfully obtained funds. On March 1, 2021, PEII also brought a claim in arbitration against AVS for outstanding and unpaid license fees. PEII and AVS subsequently agreed that the claims PEII brought in arbitration would be alleged in the Los Angeles Superior Court case instead, and on April 23, 2021, the parties entered into and filed a stipulation to that effect with the court. On May 18, 2021, AVS filed a demurrer, asking for the court to remove an individual defendant and dismiss PEII’s request for a permanent injunction. On June 10, 2021, the court denied AVS’s demurrer. AVS filed an opposition to PEII’s motion for a preliminary injunction to enjoin AVS from continuing to sell or market PLAYBOY branded products on July 2, 2021, which the court denied on July 28, 2021.

On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. We believe AVS’ claims and allegations are without merit, and we will defend this matter vigorously. The parties are currently engaged in discovery. The court has set a preliminary trial date of September 13, 2022.

Indian Harbor Case

On October 15, 2018, Playboy filed a lawsuit in Los Angeles Superior Court (the “Court”) against its insurer, Indian Harbor Insurance Company (“Indian Harbor”), captioned Playboy Enterprises, Inc. v. Indian Harbor Insurance Company, for breach of contract and breach of the covenant of good faith and fair dealing, and seeking declaratory relief, after Indian Harbor threatened to sue Playboy on an alleged theory of lack of coverage after Indian Harbor paid approximately $4.8 million towards the settlement of claims against Playboy made by Elliot Friedman. Among other things, we are seeking declaratory relief that the underlying claims asserted against Playboy are covered claims under Playboy’s insurance policies with Indian Harbor. On December 14, 2018, Indian Harbor filed its answer to the complaint and filed counterclaims against Playboy for declaratory relief that it has no obligation to provide coverage for the underlying claims and that it is entitled to recoup the amounts it paid in the settlement, with interest. Indian Harbor filed a motion for summary judgment, seeking, among other things, summary adjudication that (1) the insurance policy does not provide coverage because the underlying claim was allegedly first made before the policy period of the policy and (2) that Indian Harbor does not have to provide coverage because Playboy allegedly failed to provide timely notice of the claim. On September 9, 2020, the Court denied Indian Harbor’s motion, in part, ruling as a matter of law that Playboy had properly reported the underlying claim under the correct policy; but granted the motion as to Playboy’s breach of contract and bad faith claims because Indian Harbor ultimately funded the settlement. Based on the summary judgment ruling, the parties agreed to enter into a stipulated judgment in Playboy’s favor to advance the issues for appeal, with Indian Harbor intending to appeal the Court’s decision as to when the underlying claim was first made. The Court entered the parties’ stipulated judgment on July 26, 2021. On October 15, 2021, Indian Harbor filed its notice of appeal. On December 13, 2021, Indian Harbor filed its opening appellate brief, and our response is due by March 29, 2022. We intend to continue to prosecute our claims in this matter and vigorously defend ourselves against Indian Harbor’s counterclaims on appeal.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

PLBY's common stock trades on the Nasdaq Global Market under the symbol “PLBY”. Prior to February 10, 2021 and before the completion of the Business Combination with Mountain Crest Acquisition Corp, the common stock of Mountain Crest Acquisition Corp traded on the Nasdaq under the ticker symbol “MCAC”.

Holders

As of March 4, 2022, there were 61 holders of record of our common stock. In addition to holders of record of our common stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose common stock is held of record by banks, brokers and other financial institutions.

Dividend Policy

PLBY has not paid any cash dividends on our common stock to date. The payment of cash dividends is subject to the discretion of our Board and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations our Board deems relevant. In addition, the terms of our New Credit Agreement (defined below) also restrict our ability to pay dividends, and we may also enter into credit agreements or other borrowing arrangements in the future that may restrict our ability to declare or pay cash dividends on our capital stock. We currently anticipate we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 12, Stock-Based Compensation of the Notes to the Consolidated Financial Statements included herein for additional information required.

Stock Price Performance

Comparison of Total Returns
450
400
350
300
250
200
150
100
50
-
9/1/2020
10/1/2020
11/1/2020
12/1/2020
1/1/2021
2/1/2021
3/1/2021
4/1/2021
5/1/2021
6/1/2021
7/1/2021
8/1/2021
9/1/2021
10/1/2021
11/1/2021
12/1/2021
PLBY
S&P
NASDAQ

The graph above compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 index and the Nasdaq Composite index. The graph assumes an initial investment of $100 in our common stock at the market close on August 27, 2020, which was the first day on which our common stock commenced trading on its own. Data for the S&P 500 and the Nasdaq Composite assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. The stock price performance of the graph above is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2021, pursuant to the merger agreement for the acquisition of GlowUp Digital Inc. (the "GlowUp Agreement"), we issued as merger consideration to holders of GlowUp’s equity securities that were accredited investors an aggregate of 548,034 shares of our common stock based on a price of $23.4624 per share. The issuance of such shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering, as such issuance was pursuant to a private placement to accredited investors.

On December 3, 2021, we issued 39,741 shares of our common stock to an independent contractor based on a price of $37.7444 per share as payment for services pursuant to the terms of a license, services and collaboration agreement. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as they were issued pursuant to a private placement to an accredited investor.

Use of Proceeds from Registered Offerings

On June 9, 2021, our registration statement on Form S-1 (File No. 333-256855) was declared effective by the SEC for our public offering of common stock. At the closing of our public offering on June 14, 2021 we sold 4,720,000 shares of common stock, at a public offering price of $46.00 per share. We received net proceeds from the sale of our common stock sold in the offering of approximately $202.9 million, net of underwriting discounts and commissions and offering expenses. There has been no material change in the planned use of proceeds from our 2021 public offering from that described in the final prospectus filed by us with the SEC on June 11, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below .
As used herein, “we”, “us”, “our”, the “Company” and “Playboy” refer to Playboy Enterprises, Inc. and its subsidiaries prior to the consummation of the Business Combination (defined below) and PLBY Group Inc. and its subsidiaries following the consummation of the Business Combination.
Business Overview
We are a large, global consumer lifestyle company marketing its brands through a wide range of direct-to-consumer products, licensing initiatives, digital subscriptions and content, and location-based entertainment. We reach millions of consumers worldwide with products across four key market categories: Sexual Wellness, including lingerie and intimacy products; Style and Apparel, including a variety of apparel and accessories products for men and women; Gaming and Lifestyle, such as digital gaming, hospitality and spirits; and, Beauty and Grooming, including fragrance, skincare, grooming and cosmetics for women and men.
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Direct-to-Consumer segment derives its revenue from sales of consumer products sold directly to consumers through our own online channels or through third-party retailers. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming, which is distributed through various channels, including websites and domestic and international TV, from trademark licenses for online gaming and from sales of tokenized digital art and collectibles.
Merger with MCAC
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

In connection with the execution of the Merger Agreement, Legacy Playboy, Sunlight Global Investment LLC (“Sponsor”), and Dr. Suying Liu entered into a stock purchase agreement pursuant to which Legacy Playboy purchased 700,000 shares of MCAC’s common stock (the “Initial Shares”) from Sponsor. The Sponsor transferred the Initial Shares to Legacy Playboy upon the closing of the Merger and the Initial Shares were recorded as treasury stock on the consolidated balance sheet.

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
Acquisition of TLA
On March 1, 2021, we completed the acquisition of 100% of the equity of TLA Acquisition Corp ("TLA"). for $24.9 million in cash consideration. TLA is the parent company of the Lovers family of stores, a leading omni-channel online and brick and mortar sexual wellness chain, with 41 stores in five states (40 stores as of December 31, 2021). The primary drivers for the acquisition were to leverage TLA’s brick-and-mortar presence, e-commerce capabilities, attractive brand positioning and customer database. TLA’s operating results are consolidated with our results beginning on March 1, 2021. Therefore, the consolidated results of operations for the year ended December 31, 2021 may not be comparable to the same period in 2020.
Acquisition of Honey Birdette
On June 28, 2021, we entered into a Share Purchase Agreement to acquire Honey Birdette (Aust) Pty Limited ("Honey Birdette"), a company organized under the laws of Australia. Aggregate consideration for the acquisition of $327.7 million as of the Contract Date consisted of approximately $235.0 million in cash (based on an exchange rate of 0.7391 U.S. dollars per Australian dollars) and 2,155,849 shares of Company common stock, valued at $92.7 million as of the Contract Date, based on a Contract Date per share price of $43.02. Pursuant to the SPA, on August 9, 2021, the Company acquired all of the capital stock of Honey Birdette. The Closing Date per share price of $26.57 per share of Company common stock resulted in total consideration transferred of $288.8 million. On August 11, 2021, in connection with the acquisition of Honey Birdette, we amended the New Term Loan (as defined below) to borrow an additional $70.0 million. On August 19, 2021, an additional 4,412 shares of Company common stock were issued to the Honey Birdette sellers pursuant to the terms of a true-up under the SPA. The acquisition of the luxury lingerie brand Honey Birdette expands our brand portfolio with a new high-end franchise, and provides us with product design, sourcing and direct-to-consumer capabilities that we believe can be leveraged to accelerate the growth of our core apparel and sexual wellness businesses. Honey Birdette’s operating results are consolidated with our results beginning on August 9, 2021. Therefore, the consolidated results of operations for the year ended December 31, 2021 may not be comparable to the same period in 2020.
Acquisition of GlowUp Digital Inc.
On October 22, 2021, we completed the acquisition of GlowUp Digital Inc. ("GlowUp"), a Delaware corporation, pursuant to that certain Agreement and Plan of Merger, dated as of October 15, 2021, by and among the Company, PB Global Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company, GlowUp and Michael Dow, solely in his capacity as representative of the holders of the outstanding shares of GlowUp’s common stock and of the holders of the outstanding Simple Agreements for Future Equity ("SAFEs") issued by GlowUp (the "GlowUp Merger"). At the effective time of the GlowUp Merger, the separate corporate existence of Merger Sub ceased, and GlowUp survived the GlowUp Merger as a wholly-owned subsidiary of the Company under the name “Centerfold Digital Inc” ("Centerfold").

At the closing of the GlowUp Merger, in accordance with the terms of the GlowUp Agreement, including certain adjustments to the GlowUp Merger consideration determined as of the closing, (i) holders of GlowUp’s equity securities that are accredited investors became entitled to receive, in the aggregate, 548,034 shares of the Company’s common stock, par value $0.0001 per share, and (ii) holders of GlowUp equity securities that are nonaccredited investors became entitled to receive, in the aggregate, $342,308 in cash. Pursuant to the GlowUp Agreement, the number of GlowUp Merger consideration shares was determined based on a price per share of $23.4624, which was the volume weighted average closing price per share of the Company’s common stock on the Nasdaq Global Market over the 10 consecutive trading day period ending on (and including) the trading day immediately preceding the execution of the GlowUp Agreement (i.e., October 14, 2021), representing aggregate closing consideration of approximately $13.2 million. In addition, $0.8 million in transaction expenses were paid by the Company on behalf of the sellers as of closing. Contingent consideration of up to an additional 664,311 shares of our stock and $0.4 million in cash in the aggregate may be issued or paid (as applicable) to GlowUp’s equity holders upon the release of the portion thereof held back in respect of indemnification obligations or the satisfaction of performance criteria, as applicable, pursuant to the terms of the GlowUp Agreement. The fair value of contingent consideration at closing was $18.1 million, $9.2 million of which was classified as equity and $8.9 million was recorded in current liabilities. The closing date per share price of the Company’s common stock of $27.60 resulted in total consideration transferred valued at $34.4 million at closing. The acquisition enabled the Company to acquire the technology foundation for the launch of Playboy’s new creator-led social content platform. Centerfold’s operating results are consolidated with our results beginning on October 22, 2021. Therefore, our consolidated results of operations for the year ended December 31, 2021 may not be comparable to the same period in 2020.
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
Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft. The stated interest rate was 6.25% as of December 31, 2021. The Aircraft Term Loan requires monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021.
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
Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below.
Expanding the Consumer Products Business through Owned and Operated Products and Channels
We are accelerating our growth in company-owned and branded consumer products in attractive and expanding markets in which we have a proven history of brand affinity and consumer spend. Additionally, we have acquired and launched our own direct-to-consumer online sales channels, yandy.com, honeybirdette.com, loversstores.com and pleasureforall.com, in addition to playboy.com, to further accelerate the sales of these products. However, our new product and new distribution strategies are in their early stages and will take time to fully develop.

Reduced Reliance on China Licensing Revenues
We have enjoyed substantial success in licensing our trademarks in China where we are a leading men’s apparel brand, and where licensing revenues have consistently grown year-over-year. However, as a result of this success, the percentage of total net revenue attributable to China licensing had become 48% of our total revenue by the end of 2019. With the acquisition of Yandy in December 2019, TLA in March 2021 and Honey Birdette in August 2021, and the ramp up of North American consumer product sales, that percentage reduced to 17.7% for the year ended December 31, 2021, despite higher China licensing revenues, and we expect it will continue to become a smaller percentage of total net revenue in the future as North American consumer product sales, largely through direct-to-consumer channels, accelerate.
Seasonality of Our Consumer Product Sales Results in Stronger Fourth Quarter Revenues
A combination of online Halloween costume sales and holiday sales toward the end of the year typically result in higher revenues and profit in our fourth quarter, particularly at Yandy. Historically, October sales of costumes have resulted in significantly higher revenues than in other months but are also coming under increasing pressure from competition in this category. We expect investment and growth in expanding the consumer products category and distribution will likely accelerate the strong fourth quarter seasonality of the business in the future.
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
COVID-19
In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Since that time, we have focused on protecting our employees, customers and vendors to minimize potential disruptions while managing through this pandemic, including taking the following actions during 2020 and 2021:
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
•Hindering new licensing and collaboration deals;
•Temporarily closing retail stores of Honey Birdette and certain of our licensees; and
•Closing the London Playboy Club and certain other Playboy-branded live gaming operations.

As a result of such disruptions, licensing revenues from certain gaming and retail licensees declined in 2020 and 2021, as compared to royalties from such sources during pre-pandemic periods.

As of the date of this Annual Report, our business as a whole has not suffered any material adverse consequences to date from the COVID-19 pandemic, as negative impacts have thus far been offset by an increase in online direct-to-consumer sales and higher royalties from licensing collaborations in the United States.

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
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of the business are revenues, salaries and benefits, and selling and administrative expenses. To help assess performance with these key indicators, we use Adjusted EBITDA as a non-GAAP financial measure. We believe this non-GAAP measure provides useful information to investors and expanded insight to measure revenue and cost performance as a supplement to the GAAP consolidated financial statements. See the “EBITDA and Adjusted EBITDA” section below for reconciliations of Adjusted EBITDA to net loss, the closest GAAP measure.
Components of Results of Operations
Revenues
We generate revenue from trademark licenses for third-party consumer products, online gaming and location-based entertainment businesses, sales of our tokenized digital art and collectibles, and sales of creator offerings to consumers on centerfold.com, our creator-led platform launched in December 2021, in addition to sales of consumer products sold through third-party retailers or online direct-to-customer and from the subscription of our programming which is distributed through various channels, including websites and domestic and international television.
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
Revenues generated from the sales of creator offerings to consumers on centerfold.com, our creator-led platform launched in December 2021, are recognized at the point in time when the sale is processed. Revenues generated from centerfold.com subscriptions are recognized ratably over the subscription period.
Revenue from sales of our tokenized digital art and collectibles is recognized at the point in time when the sale is processed.

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
Other Operating Expenses
Other operating expenses primarily consist of impairment of digital assets recognized in the fourth quarter of 2021.
Nonoperating (Expense) Income
Investment Income
Investment income primarily consists of interest received on our cash and cash equivalents.
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
The provision for income taxes consists of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against the definite-lived U.S. federal and state deferred tax assets.

Results of Operations
Comparison of Fiscal Years Ended December 31, 2021 and 2020
The following table summarizes key components of Playboy’s results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Net revenues	$246,586	$147,662	$98,924	67%
Costs and expenses:
Cost of sales	(114,161)	(74,384)	(39,777)	53%
Selling and administrative expenses	(200,063)	(58,659)	(141,404)	241%
Related party expenses	(250)	(1,007)	757	(75)%
Other operating expenses	(964)	—	(964)	*
Total costs and expenses	(315,438)	(134,050)	(181,388)	135%
Operating (loss) income	(68,852)	13,612	(82,464)	*
Nonoperating (expense) income:
Interest expense	(13,312)	(13,463)	151	(1)%
Loss on extinguishment of debt	(1,217)	—	(1,217)	*
Gain from settlement of convertible note	700	1,454	(754)	(52)%
Other income, net	2,226	198	2,028	*
Total nonoperating expense	(11,603)	(11,811)	208	(2)%
(Loss) income before income taxes	(80,455)	1,801	(82,256)	*
Benefit (expense) from income taxes	2,779	(7,072)	9,851	(139)%
Net loss	(77,676)	(5,271)	(72,405)	*
Net loss attributable to PLBY Group, Inc.	$(77,676)	$(5,271)	$(72,405)	*
* Not meaningful

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2021	2020
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(46.3)	(50.4)
Selling and administrative expenses	(81.1)	(39.7)
Related party expenses	(0.1)	(0.7)
Other operating expenses	(0.4)	—
Total costs and expenses	(127.9)	(90.8)
Operating (loss) income	(27.9)	9.2
Nonoperating (expense) income:
Interest expense	(5.4)	(9.1)
Loss on extinguishment of debt	(0.5)	—
Gain from settlement of convertible note	0.3	1.0
Other income, net	0.9	0.1
Total nonoperating expense	(4.7)	(8.0)
(Loss) income before income taxes	(32.6)	1.2
Benefit (expense) from income taxes	1.1	(4.8)
Net loss	(31.5)	(3.6)
Net (loss) income attributable to redeemable noncontrolling interest	—	—
Net loss attributable to PLBY Group, Inc.	(31.5)%	(3.6)%
Net Revenues
Net revenues increased by $98.9 million, or 67%, due to higher direct-to-consumer revenue of $83.7 million primarily from the acquisition of TLA and Honey Birdette, and the continued growth of direct-to-consumer revenue on Playboy.com.
Cost of Sales
Cost of sales increased by $39.8 million, or 53%, primarily due to increased direct-to-consumer revenue and the amortization of TLA and Honey Birdette inventory step-ups resulting from purchase accounting.
Selling and Administrative Expenses
Selling and administrative expenses increased by $141.4 million, or 241%, due to higher stock-based compensation expense, increased direct-to-consumer costs primarily as a result of the acquisition of TLA and Honey Birdette, acquisition related costs and expenses associated with being a newly public company.
Related Party Expenses
Related party expenses decreased by $0.8 million, or 75% due to termination of our management agreement with an affiliate of one of our stockholders for management and consulting services in the first quarter of 2021 upon consummation of the Business Combination.
Other Operating Expenses
Other operating expenses increased by $1.0 million, or 100% due to impairment of digital assets recognized in the fourth quarter of 2021.
Nonoperating (Expense) Income
Interest Expense
Interest expense decreased by $0.2 million, or 1%, primarily due to a lower interest rate obtained pursuant to the Refinancing.

Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $1.2 million, due to the Refinancing.
Gain from Settlement of Convertible Note
Gain from settlement of convertible promissory note was $0.7 million and $1.5 million during the years ended December 31, 2021 and 2020, respectively, due to the settlement of the convertible promissory notes payable to United Talent Agency and GBG International Holding Company Limited at a 20% discount, respectively.
Other Income (Expense), Net
Other income, net increased by $2.0 million, primarily due to income recognized from litigation settlements.
Benefit (expense) from Income Taxes

Provision for income taxes decreased from $7.1 million of tax expense during 2020 to $2.8 million of tax benefit during 2021. The change was primarily due to the offset of deferred tax liabilities on indefinite-lived intangibles by indefinite-lived net operating losses generated in 2021, and deferred tax liabilities assumed in connection with the acquisition of Honey Birdette and GlowUp, resulting in the release of valuation allowance. There was also an increase in the foreign income tax expense related to Honey Birdette’s foreign operations.

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
In addition to adjusting for non-cash stock-based compensation, we typically adjust for nonoperating expenses and income, such as management fees paid to our largest stockholder, merger related bonus payments, non-recurring special projects including the implementation of internal controls, non-cash charges for the remeasurement of the fair value of contingent consideration resulting from our acquisitions, expenses associated with financing activities, acquisition related inventory step-up amortization and costs, the expense associated with digital asset impairment, reorganization and severance resulting in the elimination or rightsizing of specific business activities or operations as we transform from a print and digital media business to a commerce centric business.
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2021	2020
Net loss	$(77,676)	$(5,271)
Adjusted for:
Interest expense	13,312	13,463
Loss on extinguishment of debt	1,217	—
Benefit (expense) from income taxes	(2,779)	7,072
Depreciation and amortization	7,291	2,259
EBITDA	(58,635)	17,523
Adjusted for:
Stock-based compensation	58,446	2,988
Reduction in force expenses	—	3,165
Adjustments	9,413	1,880
Amortization of inventory step-up	8,089	3,230
Contingent consideration fair value remeasurement	2,369	—
Digital assets impairment	964	—
Management fees and expenses	250	1,007
Nonoperating expenses	—	(1,299)
Acquisition related costs	11,549	(109)
Adjusted EBITDA	$32,445	$28,385
•Adjustments for the year ended December 31, 2021 are primarily related to bonus payments in connection with the Business Combination, as well as consulting, advisory and other costs relating to other costs related to special projects, including, the implementation of internal controls over financial reporting, and executive search costs.
•Amortization of inventory valuation step-up adjustment for the year ended December 31, 2021 relates to amortization of a non-cash inventory valuation step-up as part of the purchase accounting resulting from the acquisition of TLA and Honey Birdette.
•Contingent consideration fair value remeasurement for the year ended December 31, 2021 relates to non-cash charges for the remeasurement of the fair value of contingent consideration resulting from the acquisition of Honey Birdette and GlowUp.
•Digital assets impairment for the year ended December 31, 2021 relates to impairment of digital assets recognized in the fourth quarter of 2021.
•Acquisition related costs for the year ended December 31, 2021 include consulting and advisory costs related to acquisition activities.
•Reduction in force-related expense adjustments for the year ended December 31, 2020 include severance expense related to lay-offs associated with a reorganization of the television and digital subscription businesses, as part of an overall rightsizing and consolidation of those activities as the business transforms from a print and digital media business to primarily a commerce business.
•Adjustments for the year ended December 31, 2020 represent consulting support related to the Business Combination.
•Amortization of inventory valuation step-up adjustment for the year ended December 31, 2020 relates to amortization of a non-cash inventory valuation step-up as part of the purchase accounting resulting from the acquisition of Yandy.
•Management fees and expenses adjustments for both periods represent fees paid to one of our stockholders.
•Nonoperating expense adjustments for the year ended December 31, 2020 include investment income and other miscellaneous items.

Segments
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Our segment disclosure is based on its intention to provide the users of our consolidated financial statements with a view of the business from our perspective. We operate our business in three primary operating and reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Licensing operations include the licensing of one or more of our trademarks and/or images for consumer products and location-based entertainment businesses. Direct-to-Consumer operations include consumer products sold through third-party retailers or online direct-to-customer. Digital Subscriptions and Content operations include the licensing of one or more of our trademarks and/or images for online gaming and the production, marketing and sales of programming under the Playboy brand name, which is distributed through various channels, including domestic and international television and sales of tokenized digital art and collectibles.
The following are our results of financial performance by segment for each of the years presented (in thousands):

	Year Ended December 31,
	2021	2020
Net revenues
Licensing	$64,021	$61,142
Direct-to-consumer	147,848	64,116
Digital subscriptions and content	33,756	20,913
All other	961	1,491
Total	$246,586	$147,662

Operating (loss) income
Licensing	47,477	44,466
Direct-to-consumer	(2,836)	(752)
Digital subscriptions and content	7,882	9,478
Corporate	(121,955)	(38,462)
All other	580	(1,118)
Total	$(68,852)	$13,612
Licensing
Net revenues increased by $2.9 million, or 5%, during 2021 compared to 2020, primarily due to higher royalties from licensing collaborations in the U.S.
Operating income increased by $3.0 million, or 7%, during 2021 compared to 2020, primarily due to increased revenues.
Direct-to-Consumer
Net revenues increased by $83.7 million, or 131%, during 2021 compared to 2020, primarily due to revenue from the acquisition of TLA in the first quarter of 2021 and revenue from the acquisition of Honey Birdette in the third quarter of 2021, combined with higher e-commerce revenues.

Operating loss increased by $2.1 million, or 277%, during 2021 compared to 2020, primarily due to increased direct-to-consumer expenses and higher amortization of the inventory valuation step-up from purchase accounting related to the Honey Birdette and TLA acquisitions.
Digital Subscriptions and Content
Net revenues increased by $12.8 million, or 61%, during 2021 compared to 2020. The increase was primarily attributable to increased revenue from sales of our tokenized digital art and collectibles.
Operating income decreased by $1.6 million, or 17%, during 2021 compared to 2020. The decrease was primarily due to the expenses related to the launch of Centerfold.

All Other
Net revenues decreased by $0.5 million, or 36%, during 2021 compared to 2020. The decrease was primarily due to the cessation of publishing the magazine in the first quarter of 2020 and production revenue in the second quarter of 2020, partly offset by the recognized revenues related to the fulfillment of magazine subscription obligations in 2021.
Operating income increased by $1.7 million, or 152%, during 2021 compared to 2020, primarily due to lower operating and severance costs related to the cessation of publishing the magazine in the first quarter of 2020 and recognized revenue related to the fulfillment of magazine subscription obligations in 2021.
Corporate
Corporate expenses increased by $83.5 million, or 217%, during 2021 compared to 2020, primarily due to increased stock-based compensation, acquisition related costs, expenses related to the Business Combination and costs associated with our transition to a public company.
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
As of December 31, 2021, our principal source of liquidity was our cash in the amount of $69.2 million which is primarily held in operating and deposit accounts. Although consequences of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months from the filing of this Annual Report. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as the COVID-19 pandemic, changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. In the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.
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

New Term Loan
On May 25, 2021, we borrowed $160.0 million under a term loan maturing on May 25, 2027 (the “New Term Loan”), at an effective rate of LIBOR plus 5.75%, with a LIBOR floor of 0.50%. The New Term Loan replaced the 2014 Term Loan. The interest rate applicable to borrowings under the New Term Loan may subsequently be adjusted on periodic measurement dates provided for under the New Credit Agreement based on the type of loans borrowed by us and our total leverage ratio at such time. At our option, we may borrow loans which accrue interest at (i) a base rate (with a floor of 1.50%) or (ii) at LIBOR, in each case plus an applicable per annum margin. The per annum applicable margin for base rate loans is 4.25% or 4.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less, and the per annum applicable margin for LIBOR loans is 5.25% or 5.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less. The New Term Loan requires quarterly amortization payments of $0.4 million, commencing on September 30, 2021, with the balance becoming due at maturity. The interest rate on the New Term Loan was 6.25% as of December 31, 2021.
Our obligations pursuant to the New Credit Agreement are guaranteed by us and any of our current and future wholly-owned, domestic subsidiaries, subject to certain exceptions. In connection with the New Credit Agreement, the Company and the other guarantor subsidiaries of the Company entered into a Pledge and Security Agreement with the collateral agent, pursuant to which we granted a senior security interest to the agent in substantially all of our assets (including the stock of certain of our subsidiaries) in order to secure our obligations under the New Credit Agreement.
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

The Incremental Term Loan was incurred on materially the same terms as the New Term Loan. The New Credit Agreement, as amended by the First Amendment, requires quarterly amortization payments of $0.6 million, commencing on September 30, 2021. The Incremental Term Loan, together with cash on hand, was used to finance the acquisition of Honey Birdette and to pay fees and expenses incurred in connection with the Incremental Term Loan and such acquisition.

As was the case with the 2014 Credit Agreement, the terms of the New Credit Agreement limit or prohibit, among other things, our ability to: incur liens, incur additional indebtedness, make investments, transfer, sell or acquire assets, pay dividends and change the business we conduct. Acquiom Agency Services LLC has a lien on all our assets as stated in the New Credit Agreement. The New Credit Agreement contains a financial covenant which requires the Company to maintain a maximum total gross leverage ratio (calculated as a ratio of consolidated gross funded debt to consolidated EBITDA (as defined in the New Credit Agreement), in accordance with the terms of the New Credit Agreement). The Company was in compliance with the financial covenants under the New Credit Agreement as of December 31, 2021.
Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft. The stated interest rate was 6.25% as of September 30, 2021. The Aircraft Term Loan requires monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021. We incurred $0.1 million of financing costs related to the Aircraft Term Loan as of December 31, 2021, which were capitalized.
Promissory Notes — Creative Artists Agency and Global Brands Group
In August 2018, a convertible promissory note was issued to CAA Brand Management, LLC (“CAA”) for $2.7 million and a convertible promissory note was issued to GBG International Holding Company Limited (“GBG”) for $7.3 million. These notes were non-interest bearing and were convertible into shares of our common stock no later than October 31, 2020, which was extended to December 31, 2020. The terms of these notes were subject to negotiation in December 2020, and in December 2020, we settled the outstanding GBG note at a 20% discount for $5.8 million, resulting in a gain from settlement of $1.5 million. In January 2021, the outstanding note with CAA was converted into 51,857 shares of Legacy Playboy’s common stock, which was exchanged for 290,563 shares of our common stock upon the closing of the Business Combination in February 2021.
Convertible Promissory Notes — United Talent Agency
In March and June 2018, we issued convertible promissory notes to UTA for an aggregate principal amount of $3.5 million. These notes were non-interest bearing and were convertible into shares of our common stock no later than October 31, 2020, which was extended to December 31, 2020. In January 2021, the settlement terms of the outstanding notes were amended to extend the term to the one-month anniversary of the termination or expiration of the Merger Agreement. In February 2021, we repaid the outstanding principal balance of the notes at a 20% discount resulting in a gain on settlement of $0.7 million.

Leases

Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring from 2021 to 2031. Some of these leases contain renewal options and rent escalations. As of December 31, 2021, our fixed lease were $25.4 million of which $3.4 million are due in the next 12 months. For further information on our lease obligations, refer to Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(36,742)	$813
Investing activities	$(273,176)	$(5,470)
Financing activities	$370,474	$(8,490)
Cash Flows from Operating Activities
Net cash used in operating activities was $36.7 million, including a net loss of $77.7 million for the year ended December 31, 2021. Net loss was adjusted for non-cash charges of $70.2 million, primarily attributable to stock-based compensation expense of $58.4 million, loss on extinguishment of debt of $1.2 million, $7.3 million of depreciation and amortization expense and $6.5 million of amortization of right of use assets, partially offset by deferred income taxes of $6.7 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in working capital of $29.3 million were primarily associated with an increase in contract assets, receivables, inventories and in prepaid expenses and other assets, and a decrease in operating lease liabilities and accrued salaries, wages, and employee benefits, offset by an increase in accounts payable largely associated with infrastructure development costs incurred as part of our transition to a public company.
Net cash provided by operating activities was $0.8 million, including a net loss of $5.3 million for the year ended December 31, 2020. Net loss was adjusted for non-cash charges of $7.6 million, primarily attributable to stock-based compensation expense of $3.0 million and $2.3 million of depreciation and amortization expense. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in working capital of $1.5 million were primarily associated with an increase in prepaid expenses and other assets, a decrease in other liabilities and accrued expenses, offset by an increase in deferred revenues.
Cash Flows from Investing Activities
Net cash used in investing activities was $273.2 million for the year ended December 31, 2021, which was primarily due to the acquisition of TLA and Honey Birdette as well as purchase of an aircraft.
Net cash used in investing activities was $5.5 million for the year ended December 31, 2020, which was primarily due to the purchase of shares of MCAC’s common stock in connection with the execution of the Merger Agreement.
Cash Flows from Financing Activities
Net cash provided by financing activities was $370.5 million for the year ended December 31, 2021, which was primarily due to net proceeds from our June 2021 public offering, as well as issuance of long-term debt, net cash acquired from the Business Combination and PIPE Investment, partially offset by the repayment of borrowings and the payment of financing costs.
Net cash used in financing activities was $8.5 million for the year ended December 31, 2020, which was primarily due to the repayment of borrowings.

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
While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the accounting policies below are most critical to understanding our financial condition and historical and future results of operations.
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
Trademark Licensing
We license trademarks under multi-year arrangements with consumer products, online gaming and location-based entertainment businesses. Typically, the initial contract term ranges between one to ten years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual nonrefundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Annual minimum guarantee amounts are billed quarterly, semi-annually, or annually in advance and these payments do not include a significant financing component. Excess royalties are payable quarterly. The performance obligation is a license of symbolic IP that provides the customer with a right to access the IP, which represents a stand-ready obligation that is satisfied over time. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize Excess Royalties only when the annual minimum guarantee is exceeded. Generally, Excess Royalties are recognized when they are earned. As the sales reports from licensees are typically not received until after the close of the reporting period, we follow the variable consideration framework and constraint guidance to estimate the underlying sales volume to recognize Excess Royalties based on historical experience and general economic trends. Historical adjustments to recorded estimates have not been material.
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
Revenues generated from the sales of creator offerings to consumers on centerfold.com, our creator-led platform launched in December 2021, are recognized at the point in time when the sale is processed. Revenues generated from centerfold.com subscriptions are recognized ratably over the subscription period.
Tokenized Digital Art and Collectibles
We record revenue from sales of our tokenized digital art and collectibles at the point in time when the sale is processed on a gross basis. We are primarily responsible for fulfillment of the promise, have inventory risk, and have the latitude in establishing pricing and selecting suppliers, among other factors. We determined that we are the principal in these transactions as we have custody and control of our digital assets prior to the sale to the customer, and discretion and latitude in establishing the price.
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
Business Combinations, Goodwill and Acquired Intangible Assets, Net
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
We perform annual impairment test on goodwill in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, an impairment test is unnecessary. If an impairment test is necessary, we will estimate the fair value of a related reporting unit. Based on the annual impairment test, we determined there were no impairment charges to goodwill to be recognized during the periods presented.
Impairment of Long-Lived Assets
The carrying amounts of long-lived assets, including property and equipment, stores, acquired intangible assets and right-of-use operating lease assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate over its remaining life. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value.
If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the revised shorter useful life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. For the periods presented, we had recorded no impairment charges of long-lived assets.
Inventory
Inventories consist primarily of finished goods and are stated at the lower of cost and net realizable value, using the first-in, first-out (“FIFO”) method.
Digital Assets
Digital assets, including non-fungible tokens and cryptocurrencies, are included in indefinite-lived intangible assets in the consolidated balance sheets. We have ownership of and control over our digital assets and may use third party custodial services to secure them. Digital assets are initially recorded at cost and are subsequently remeasured at cost, net of any impairment losses on our consolidated balance sheets. We assign costs to digital asset transactions on a first-in, first-out basis. Gains or losses are not recorded until realized upon sale(s).
We determine the fair value of our digital assets on a nonrecurring basis, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform a quarterly, or more frequent. review to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges on any day during the quarter, indicate that it is more likely than not that our digital assets are impaired. The cost basis of digital assets will not be adjusted upward for subsequent increases in fair value. Such impairment in the value of digital assets is recorded as a component of other operating expenses in our consolidated statements of operations. We recorded an impairment loss of approximately $1.0 million related to digital assets during the year ended December 31, 2021.

Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options, restricted stock units and performance stock units granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized ratably in earnings, generally over the period during which the recipient is required to provide service. We adjust compensation expense based on actual forfeitures, as necessary.
Our stock options vest ratably over the contractual vesting period, which is generally three to four years, and the fair value of the awards is estimated on the date of grant using a Black-Scholes option pricing model. Our restricted stock units vest ratably over the contractual vesting period and the fair value of the awards is estimated on the date of grant as the underlying value of the award. Awards with graded vesting features are recognized over the requisite service period for the entire award. Our performance-based restricted stock units ("PSUs") vest upon achieving each of certain PLBY's stock price milestones during the contractual vesting period. For milestones that have not been achieved, such PSUs vest over the derived requisite service period and the fair value of such awards is estimated on the grant date using Monte Carlo simulations. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of PLBY’s common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, and (vi) the expected dividend yield. Forfeitures are recognized when they occur.
Income Taxes
We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, the duration of statutory carryforward periods, and tax planning alternatives. Playboy uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals and litigation processes, if any. The second step is to measure the largest amount of tax benefit as the largest amount that is more likely than not to be realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Recent Accounting Pronouncements
See Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We may be exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks. We do not hold or issue financial instruments for trading purposes.
Set forth below are the market risks applicable to our business for the year ended December 31, 2021.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021 and 2020, we had cash of $69.2 million and $13.4 million, respectively, and restricted cash and cash equivalents of $6.2 million and $2.1 million, respectively, primarily consisting of interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
As of December 31, 2021 and 2020, we had outstanding debt obligations of $237.4 million and $165.3 million, respectively, which accrued interest at a rate of 6.25% and 8.25% as of December 31, 2021 and December 31, 2020, respectively. A hypothetical 10% change in the interest rate on our debt for all periods presented would not have a material impact on our consolidated financial statements.

Credit Risk
At various times throughout the year, we maintained cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. We had a licensee that accounted for approximately 9% and 15% of our net revenues for the year ended December 31, 2021 and 2020, respectively.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the years ended December 31, 2021 and 2020, we derived approximately 38% and 48% of our revenue from international customers, respectively, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.
For the year ended December 31, 2021, we recorded an unrealized loss of $3.7 million, included in accumulated other comprehensive loss as of December 31, 2021. This was primarily related to the decline in the U.S. dollar against the Australian dollar during the year ended December 31, 2021. A hypothetical 10% movement in the Australian dollar would not have a material impact on our consolidated financial statements.
Market Price Risk of Digital Assets
During the fourth quarter of 2021 we released "Rabbitars", a non-fungible token collection, and accepted Ethereum as payment. As of December 31, 2021, the net carrying value of our digital assets held was $6.8 million. We account for our digital assets as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our digital assets decreases below their carrying value at any time. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one Ethereum in our principal market ranged from $3,533 - $4,814 during the fourth quarter of 2021, but the carrying value of each Ethereum we held at the end of the reporting period reflects the lowest price of one Ethereum quoted on the active exchange at any time since its receipt. Therefore, negative swings in the market price of Ethereum could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of Ethereum are not reflected in the carrying value of our digital assets and impact earnings only when the Ethereum is sold at a gain. For the year ended December 31, 2021, we incurred an impairment loss of $1.0 million on our Ethereum.

Item 8. Financial Statements and Supplementary Data
PLBY Group, Inc.
Index to Consolidated Financial Statements
Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
PLBY Group, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of PLBY Group, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2022 expressed an adverse opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Notes 1 and 13 to the consolidated financial statements, the Company changed its method of accounting for leases during the year ended December 31, 2021 due to the adoption of Accounting Standards Codification (“ASC”) 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combinations – Valuation of Acquired Intangible Assets

As described in Note 17 to the consolidated financial statements, on August 9, 2021, the Company acquired Honey Birdette (Aust) Pty Limited for purchase consideration of approximately $288.8 million. The Company accounted for the acquisition in accordance with ASC Topic 805, Business Combinations, which required the Company to exercise judgment and make estimates and assumptions based on available information regarding the fair values of identifiable tangible and intangible assets as of the date of the acquisition. Estimates and assumptions that the Company makes in estimating the fair value of trade name include future cash flows that it expects to generate from the acquired assets. The Company recognized approximately $77.2 million of a trade name intangible asset.

We identified the determination of the trade name fair value as a critical audit matter. The principal considerations for our determination included the following: (i) changes in the key assumptions could have a significant impact on the fair value of the trade name acquired, (ii) subjectivity and judgment required to determine significant unobservable inputs and assumptions utilized by the Company in determining the fair value of the trade name, specifically projected revenue growth rates, royalty rate, and discount rates, and (iii) appropriateness of use of various valuation models to determine the fair value of the trade name. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of projected revenue growth rates, royalty rate and discount rate through: (i) evaluating historical performance of the target entity, (ii) assessing financial projections against market trends, industry metrics and peer-group and guideline companies, and (iii) performing sensitivity analysis and evaluating the potential effect of changes in certain assumptions.
•Utilizing personnel with specialized knowledge and skill with valuation to assist in: (i) assessing the reasonableness of royalty rate and discount rates incorporated into the various valuation model, and (ii) assessing the appropriateness of various valuation model utilized by management to determine the fair values of the trade name.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

Los Angeles, California

March 16, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Playboy Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Playboy Enterprises, Inc. (the “Company”) as of December 31, 2020, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations, stockholders’ equity and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments resulting from the retroactive application of recapitalization in the accompanying consolidated statements of stockholders’ equity and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPAs LLP

El Segundo, California
March 31, 2021

We have served as the Company’s auditor from 2015 to 2020.

PLBY Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Net revenues	$246,586	$147,662
Costs and expenses:
Cost of sales	(114,161)	(74,384)
Selling and administrative expenses	(200,063)	(58,659)
Related party expenses	(250)	(1,007)
Other operating expenses	(964)	—
Total costs and expenses	(315,438)	(134,050)
Operating (loss) income	(68,852)	13,612
Nonoperating (expense) income:
Interest expense	(13,312)	(13,463)
Loss on extinguishment of debt	(1,217)	—
Gain from settlement of convertible promissory note	700	1,454
Other, net	2,226	198
Total nonoperating expense	(11,603)	(11,811)
(Loss) income before income taxes	(80,455)	1,801
Benefit (expense) from income taxes	2,779	(7,072)
Net loss	(77,676)	(5,271)
Net loss attributable to PLBY Group Inc.	$(77,676)	$(5,271)
Net loss per share, basic and diluted	$(2.04)	$(0.24)
Weighted-average shares used in computing net loss per share, basic and diluted	38,105,736	22,199,591
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(77,676)	$(5,271)
Other comprehensive loss:
Foreign currency translation adjustment	(3,725)	—
Other comprehensive loss	(3,725)	—
Comprehensive loss	$(81,401)	$(5,271)
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$69,245	$13,430
Restricted cash	2,211	2,130
Receivables, net of allowance for credit losses	14,129	6,601
Inventories, net	39,881	11,788
Stock receivable	—	4,445
Prepaid expenses and other current assets	13,416	8,822
Total current assets	138,882	47,216
Restricted cash	4,030	—
Property and equipment, net	26,445	5,203
Operating right of use assets	38,746	—
Digital assets, net	6,836	—
Goodwill	270,577	504
Other intangible assets, net	418,444	339,032
Contract assets, net of current portion	17,315	7,159
Other noncurrent assets	14,132	13,013
Total assets	$935,407	$412,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,577	$8,678
Accrued salaries, wages, and employee benefits	4,623	4,870
Deferred revenues, current portion	11,036	11,159
Long-term debt, current portion	2,808	4,470
Contingent consideration	36,630	—
Convertible promissory notes	—	6,230
Operating lease liabilities, current portion	9,697	—
Other current liabilities and accrued expenses	32,417	18,556
Total current liabilities	117,788	53,963
Deferred revenues, net of current portion	42,532	43,792
Long-term debt, net of current portion	226,042	154,230
Deferred tax liabilities, net	91,208	74,909
Operating lease liabilities, net of current portion	35,534	—
Other noncurrent liabilities	20	2,422
Total liabilities	513,124	329,316
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2021 and 2020; 42,996,191 shares issued and 42,296,191 shares outstanding at December 31, 2021; 20,626,249 shares issued and outstanding at December 31, 2020	4	2
Treasury stock, at cost: 700,000 shares and 0 shares at December 31, 2021 and 2020	(4,445)	—
Additional paid-in capital	586,349	161,033
Accumulated other comprehensive loss	(3,725)	—
Accumulated deficit	(155,692)	(78,016)
Total stockholders’ equity	422,491	83,019
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$935,407	$412,127
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common stock
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance at December 31, 2019, as previously reported	3,681,185	$36	$(23,453)	$184,452	$(78,016)	$—	$83,019
Retroactive application of recapitalization	16,945,064	(34)	23,453	(23,419)	—	—	—
Balance at December 31, 2019, effect of reverse acquisition (Note 1)	20,626,249	2	—	158,045	(72,745)	—	85,302
Stock-based compensation expense and vesting of restricted stock units	—	—	—	2,988	—	—	2,988
Net loss	—	—	—	—	(5,271)	—	(5,271)
Balance at December 31, 2020	20,626,249	$36	$—	$161,033	$(78,016)	$—	$83,019
Conversion of convertible promissory note	290,563	—	—	2,730	—	—	2,730
Business combination and PIPE financing	12,644,168	1	(4,445)	99,618	—	—	95,174
Secondary offering	4,720,000	1	—	202,894	—	—	202,895
Shares issued in connection with unit purchase options exercise, net exercised	247,976	—	—	—	—	—	—
Shares issued in connection with employee stock plans	301,063	—	—	—	—	—	—
Shares issued pursuant to trademark licensing agreement	109,291	—	—	5,000	—	—	5,000
Shares issued in connection with the acquisition of Honey Birdette	2,160,261	—	—	30,006	—	—	30,006
Shares issued upon exercise of stock options	608,775	—	—	2,329	—	—	2,329
Shares issued in connection with the acquisition of GlowUp	548,034	—	—	15,126	—	—	15,126
Contingent consideration in relation to acquisition of GlowUp	—	—	—	9,167	—	—	9,167
Shares issued pursuant to a license, services and collaboration agreement	39,741	—	—	1,500	—	—	1,500
Stock-based compensation expense and vesting of restricted stock units	—	—	—	56,946	—	—	56,946
Other comprehensive loss	—	—	—	—	—	(3,725)	(3,725)
Net loss	—	—	—	—	(77,676)	—	(77,676)
Balance at December 31, 2021	42,296,121	$4	$(4,445)	$586,349	$(155,692)	$(3,725)	$422,491
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(77,676)	$(5,271)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,291	2,259
Stock-based compensation	58,446	2,988
Fair value remeasurement of liabilities	2,369	858
Loss on extinguishment of debt	1,217	—
Gain from settlement of convertible promissory note	(700)	(1,454)
Amortization of right of use assets	6,473	—
Increase (decrease) in deferred income taxes	(6,690)	2,621
Other	1,814	317
Changes in operating assets and liabilities:
Receivables, net	(6,744)	(449)
Inventories	(5,098)	(209)
Contract assets	(4,060)	(330)
Prepaid expenses and other assets	(11,544)	(1,242)
Accounts payable	7,638	423
Accrued salaries, wages, and employee benefits	(2,573)	267
Deferred revenues	(277)	3,360
Operating lease liabilities	(5,140)	—
Other liabilities and accrued expenses	(1,488)	(3,325)
Net cash (used in) provided by operating activities	(36,742)	813
Cash Flows From Investing Activities
Purchases of property and equipment	(17,505)	(884)
Stock receivable	—	(4,445)
Cash paid for acquisitions, net of cash acquired	(255,549)	—
Other investing activities	(122)	(141)
Net cash used in investing activities	(273,176)	(5,470)
Cash Flows From Financing Activities
Net proceeds from public offering of stock	202,895	—
Net proceeds from issuance of long-term debt	239,000	—
Repayment of long-term debt	(160,639)	(2,315)
Repayment of convertible promissory note	(2,800)	(5,816)
Payment of deferred offering costs	(6,910)	(262)
Payment of financing costs	(3,312)	(97)
Net contribution from the Merger and PIPE Financing	99,911	—
Proceeds from exercise of stock options	2,329	—
Net cash provided by (used in) financing activities	370,474	(8,490)
Effect of exchange rates	(630)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	59,926	(13,147)
Balance, beginning of year	15,560	28,707
Balance, end of year	$75,486	$15,560
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$69,245	$13,430
Restricted cash	6,241	2,130
Total	$75,486	$15,560
Supplemental Disclosures
Cash paid for income taxes	$5,809	$4,896
Cash paid for interest	$15,020	$13,559
Supplemental Disclosure of Non-cash Activities
Purchases of property and equipment	$450	$179
Common stock issued in connection with license agreement	$5,000	$—
Contingent consideration from acquisition of Honey Birdette and GlowUp	$43,557	$—
Conversion of convertible notes into common stock	$2,730	$—
Deferred offering costs in accounts payable	$—	$396
Stock issued in connection with acquisition of Honey Birdette and GlowUp	$45,015	$—
Right of use assets in exchange for lease liabilities	$2,992	$—
Reclassification of stock receivable to treasury stock upon settlement	$4,445	$—
Digital assets acquired in connection with sale of tokenized art and collectibles	$7,800	$—
Shares issued pursuant to a license, services and collaboration agreement	$1,500	$—
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Notes to Consolidated Financial Statements

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
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Refer to Note 20, Segments.
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
On February 10, 2021, the Business Combination was consummated, and MCAC (i) issued an aggregate of 20,916,812 shares of its common stock to existing stockholders of Legacy Playboy, (ii) assumed Legacy Playboy options exercisable for an aggregate of 3,560,541 shares of MCAC common stock at a weighted-average exercise price of $5.61 and (iii) assumed the obligation to issue shares in respect of terminated Legacy Playboy restricted stock units (“RSUs”) for an aggregate of 2,045,634 shares of MCAC common stock to be settled one year following the closing date. In addition, in connection with the consummation of the Business Combination, MCAC was renamed “PLBY Group, Inc.” We incurred $1.3 million in transaction costs that were recorded in “additional paid-in capital” upon consummation of the Business Combination.
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
The following table reconciles the elements of the Merger to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the year ended December 31, 2021 (in thousands):

Cash - trust account and cash	$54,044
Cash - PIPE Investment	46,844
Less: transaction costs paid in 2021	(977)
Net contributions from Merger and PIPE Investment	99,911
Less: transaction costs paid in 2020	(292)
Merger and PIPE Investment	$99,619
Basis of Presentation
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”).
Prior Period Reclassifications
The Company has reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements to be consistent with the current fiscal year presentation. As such, merchant processing fees of $1.2 million, previously included in selling and administrative expenses within the consolidated statement of operations for the year ended December 31, 2020 were classified as cost of sales to conform with 2021 presentation.
Principles of Consolidation
The consolidated financial statements include our accounts and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
The Company and Honey Birdette (Aust) Pty Limited ("Honey Birdette"), which the Company acquired in August 2021 (see Note 17, Business Combinations), have different fiscal quarter and year ends. Honey Birdette follows a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to December 31. Each fiscal year of Honey Birdette consists of four 13-week quarters, with an extra week added to each fiscal year every five or six years. The Company follows a monthly reporting calendar, with its fiscal year ending on December 31. The difference in fiscal periods for Honey Birdette and the Company is considered to be insignificant and no related adjustments have been made in the preparation of these consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
We regularly assess these estimates, including but not limited to, valuation of the Company’s trademarks and trade name; the recoverability of editorial inventory; newsstand sales of the Company’s publications, pay-per-view and video-on-demand buys, and monthly subscriptions to the Company’s television and digital content; the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; and stock-based compensation expense including the determination of the fair value of our stock. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.

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
Concentrations of Business and Credit Risk
At various times throughout the year, the Company maintained cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. The following represents revenue and receivables from the Company's customers exceeding 10% of the total in each category as of, and for the years ended, December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
Customer	Receivables	Revenue	Receivables	Revenue
Customer A	30%	*	*	11%
Customer B	15%	*	30%	*
Customer C	*	*	*	15%
*Indicates the revenues or receivables for the customer did not exceed 10% of the Company’s total in each category as of or for the years ended December 31, 2021 or 2020.

Cash Equivalents
Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.
Restricted Cash
At December 31, 2021 and 2020, restricted cash was primarily related to cash collateralized letters of credit we maintained in connection with the lease of our Los Angeles headquarters and the purchase of an aircraft, as well as Honey Birdette’s term deposit in relation to Sydney office lease.
Accounts Receivable, Net
Trade receivables are reported at their outstanding unpaid balances, less allowances for credit losses. The allowances credit losses are increased by the recognition of bad debt expense and decreased by charge-offs (net of recoveries) or by reversals to income. In determining expected credit losses, we consider our historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. A receivable balance is written off when we deem the balance to be uncollectible. The allowance for credit losses was $0.2 million at December 31, 2021 and 2020.
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

We conduct impairment testing on programming costs whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the carrying amount of the asset is not recoverable based on a forecasted undiscounted cash flow analysis, such asset would be reduced by the estimated shortfall of fair value to recorded value. We estimate fair value using a forecasted-discounted cash flow method based in part on our financial results and our expectation of future performance.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation, except for assets acquired in connection with our business combinations, which are reflected at fair value at the date of combination. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and are immediately expensed for preliminary project activities or post-implementation activities. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The useful life for furniture and equipment ranges from three to seven years, software from two to three years, and aircraft is seven years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases. The amortization of leasehold improvements is included in depreciation expense. Repair and maintenance costs are expensed as incurred and major betterments are capitalized. Sales and retirements of property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts, after which any related gains or losses are recognized.
Intangible Assets and Goodwill
Indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of Playboy-branded trademarks. We periodically perform a quantitative assessment to estimate the fair value of our Playboy-branded trademarks.
Based on the annual quantitative impairment test, we determined there were no impairment charges to our indefinite-lived assets to be recognized during the years ended December 31, 2021 and 2020.
We perform annual impairment test on goodwill in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, an impairment test is unnecessary. If an impairment test is necessary, we will estimate the fair value of a related reporting unit. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired, and we will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value. If we determine it is more likely than not that goodwill is not impaired, a quantitative test is not necessary. If a quantitative test is required, we will estimate the fair value of a reporting unit. We recognize an impairment charge based on the excess of the carrying value over the fair value of the reporting unit.
Based on our annual impairment tests, we determined there were no impairment charges to goodwill and our definite-lived assets to be recognized during the years ended December 31, 2021 and 2020.
Definite-lived intangible assets include distribution agreements, photo and magazine archives, licensing agreements, and trade names and customer lists, which we recognized in connection with our business combinations. Because these assets were recognized as identifiable intangible assets in connection with our previous business combinations, we do not incur costs to renew or extend their terms. All of our definite-lived intangible assets are amortized using the straight-line method over their useful lives.
Impairment of Long-Lived Assets
The carrying amounts of long-lived assets, including property and equipment, stores, acquired intangible assets and right-of-use operating lease assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate over its remaining life. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value.

If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the revised shorter useful life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. For the periods presented, we had recorded no impairment charges of long-lived assets.
Digital Assets
Digital assets, including non-fungible tokens and cryptocurrencies, are included in indefinite-lived intangible assets in the consolidated balance sheets. We have ownership of and control over our digital assets and may use third party custodial services to secure them. Digital assets are initially recorded at cost and are subsequently remeasured at cost, net of any impairment losses on our consolidated balance sheets. We assign costs to digital asset transactions on a first-in, first-out basis. Gains or losses are not recorded until realized upon sale(s).
We determine the fair value of our digital assets on a nonrecurring basis, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform a quarterly, or more frequent review to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges on any day during the quarter, indicate that it is more likely than not that our digital assets are impaired. The cost basis of digital assets will not be adjusted upward for subsequent increases in fair value. Such impairment in the value of digital assets is recorded as a component of other operating expenses in our consolidated statements of operations. We recorded an impairment loss of approximately $1.0 million related to digital assets during the year ended December 31, 2021.
Leases

Prior to January 1, 2021, we categorize leases at their inception as either operating or capital. In the ordinary course of business, we entered into noncancelable operating leases for office space. We recognize lease costs on a straight-line basis and treat lease incentives as a reduction of rent expense over the term of the agreement. The differences between cash rent payments and rent expense are recorded as deferred rent liabilities.

Upon adoption of Topic 842 on January 1, 2021, we determine if an arrangement is a lease, or contains a lease, by evaluating whether there is an identified asset and whether we control the use of the identified asset throughout the period of use. We determine the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. We use the non-cancelable lease term when recognizing the right-of-use ("ROU") assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. We account for lease components and non-lease components as a single lease component. Modifications are assessed to determine whether incremental differences result in new contract terms and accounted for as a new lease or whether the additional right of use should be included in the original lease and continue to be accounted for with the remaining ROU asset.

Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives. Variable costs, such as common area maintenance costs and additional payments for percentage rent, are not included in the measurement of the ROU assets and lease liabilities, but are expensed as incurred. As the implicit rate of the leases is not determinable, we use an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments in determining the present value of the lease payments. Lease expenses are recognized on a straight-line basis over the lease term. We do not recognize ROU assets on lease arrangements with a term of 12 months or less.

Treasury Stock
Treasury stock is stated at cost.
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
Consumer Products
We generate revenue from the sale of intimate and other apparel, Halloween costumes and accessories, primarily through our direct-to-consumer channels (e-commerce sites and brick-and-mortar retail stores). We recognize e-commerce revenue upon delivery of the purchased goods to the buyer as our performance obligation, consisting of the sale of goods, is satisfied at this point in time when control is transferred. We recognize retail store revenue at a point in time when a store satisfies a performance obligation and transfers control of the product to the customer. Our revenue is recognized net of incentives and estimated returns. We periodically offer promotional incentives to customers, including basket promotional code discounts and other credits, that are treated as a reduction of revenue.
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
Revenues generated from the sales of creator offerings to consumers on centerfold.com, our creator-led platform launched in December 2021, are recognized at the point in time when the sale is processed. Revenues generated from centerfold.com subscriptions are recognized ratably over the subscription period.
Tokenized Digital Art and Collectibles
We record revenue from sales of our tokenized digital art and collectibles at the point in time when the control is transferred on a gross basis. We are primarily responsible for fulfillment of the promise, have inventory risk, and have the latitude in establishing pricing and selecting suppliers, among other factors. We determined that we are the principal in these transactions as we have custody and control of our digital assets prior to the sale to the customer, and discretion and latitude in establishing the price.

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
Unredeemed Site Credits
Site credits consist of gift cards issued and credits for returned merchandise. Revenue from the issuance of site credits is recognized when the site credit is redeemed by the customer. We also recognize revenue for the estimated breakage related to unredeemed site credits on a pro-rata basis as the credit.
Practical Expedients
Payment terms and conditions vary by contract type. However, our terms generally include a requirement of payment within 30 days if not paid in advance. We elected the practical expedient to not assess whether a significant financing component exists if the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service is one year or less.
Additionally, we have applied the practical expedient to not capitalize incremental costs of obtaining a contract if the amortization would be less than 12 months.
Sales Taxes
Sales taxes collected from customers and remitted to various governmental authorities are excluded from the measurement of the transaction price and presented on a net basis in our consolidated statements of operations.
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing, personnel and editorial content costs for Playboy magazine (through March 31, 2020), websites, credit card fees and collectibles, and Playboy Television, agency fees, branding events and paper, printing, customer shipping and handling expenses, fulfillment activities, and freight-in.
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

Advertising Costs

We expense advertising costs as incurred. Advertising expense was $22.7 million and $10.4 million for the years ended December 31, 2021 and 2020, respectively. We also have various arrangements with customers pursuant to which we reimburse them for a portion of their advertising costs in the form of co-op marketing which provide advertising benefits to us. The costs that we incur for such advertising costs are recorded as a reduction of revenue.
Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options, restricted stock units and performance stock units granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized ratably in earnings, generally over the period during which the recipient is required to provide service. We adjust compensation expense based on actual forfeitures, as necessary.
Our stock options vest ratably over the contractual vesting period, which is generally three to four years, and the fair value of the awards is estimated on the date of grant using a Black-Scholes option pricing model. Our restricted stock units vest ratably over the contractual vesting period and the fair value of the awards is estimated on the date of grant as the underlying value of the award. Awards with graded vesting features are recognized over the requisite service period for the entire award. Our performance-based restricted stock units ("PSUs") vest upon achieving each of certain PLBY's stock price milestones during the contractual vesting period. For milestones that have not been achieved, such PSUs vest over the derived requisite service period and the fair value of such awards is estimated on the grant date using Monte Carlo simulations. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of PLBY’s common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, and (vi) the expected dividend yield. Forfeitures are recognized when they occur.
Our phantom stock appreciation rights ("PSARs") entitle the holder to receive cash determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of our wholly-owned subsidiary Yandy Enterprises LLC's ("Yandy") common stock units over the base price on the final vesting date of the awards. As the PSARs are cash-settled awards, they are recorded as a liability at fair value and remeasured each reporting period until settlement at the end of their four-year vesting term. The fair value of the awards is estimated using a combination of a market approach based on guideline companies and an income approach based on discounted cash flows to determine the enterprise value of Yandy.
Income Taxes
We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, the duration of statutory carryforward periods, and tax planning alternatives. Playboy uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals and litigation processes, if any. The second step is to measure the largest amount of tax benefit as the largest amount that is more likely than not to be realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided by its tax advisers, its legal advisers and similar tax cases. If at a later time the assessment of the probability of these tax contingencies changes, accrual for such tax uncertainties may increase or decrease.
The Company has a valuation allowance due to management’s overall assessment of risks and uncertainties related to its future ability in the US to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses ("NOLs"), carry forward temporary differences and future tax deductions.
The effective tax rate for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized are settled at an amount which differs from the Company's estimate. Finally, if the Company is impacted by a change in the valuation allowance resulting from a change in judgment regarding the realizability of deferred tax assets, such effect will be recognized in the interim period in which the change occurs.

Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ deficit that, under GAAP, are excluded from net loss. Our other comprehensive loss represents foreign currency translation adjustment attributable to Honey Birdette operations. Refer to Consolidated Statements of Comprehensive Loss.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes — Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. We adopted this standard on January 1, 2021 with no material impact on our consolidated financial statements.
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
We adopted ASC 842 effective January 1, 2021 using the alternative transition method. Comparative information has not been restated and will continue to be reported under accounting standards in effect for those periods. In adopting the new guidance, we elected to apply the package of transition practical expedients, which allows us not to reassess: (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. In transition, we did not elect to apply the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment of right-of-use assets. We further elected to apply the short-term lease policy under which lease arrangements with a term of 12 months or less will be recognized on the statement of operations on a straight-line basis over the lease term.
The adoption of ASC 842 resulted in the recognition of a new right-of-use assets and lease liabilities on the balance sheet for all operating leases. As a result of the ASC 842 adoption on January 1, 2021, we recorded operating right-of-use assets of $15.7 million, including an offset to deferred rent of $1.2 million, along with associated operating lease liabilities of $16.9 million.
In June 2016, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments, ("ASU 2019-04"). This guidance replaces the “as incurred” loss model with an “expected loss” model which requires the recognition of an allowance for credit losses expected to be incurred over an asset’s lifetime. The measurement of expected credit losses is based on relevant information about past events, current conditions and reasonable and supportable forecasts impacting the collectability of the reported amounts. This guidance was adopted as of January 1, 2021 on a modified retrospective basis and did not have a material impact on our consolidated financial statements or related disclosures.
Accounting Pronouncements Issued but Not Yet Adopted
We do not believe that there were any recently issued, but not yet effective, accounting pronouncements that would have a material effect on our financial statements.

2. Fair Value Measurements
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
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(36,630)	$(36,630)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
PSARs liability	$—	$—	$(858)	$(858)

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The phantom stock appreciation rights (“PSARs”) liability is remeasured to its fair value each reporting period until its settlement at the end of the four-year vesting period with changes in fair value recorded in “selling and administrative expenses” in the consolidated statements of operations. The fair value of the PSARs is based on the fair value of one unit of the equity of Yandy, our wholly-owned subsidiary, which was estimated using a combination of market and income approaches to determine the enterprise value, weighting each approach and applying a discount for lack of marketability. The fair value of each PSAR as of December 31, 2020 was based on a Black-Scholes model using the fair value per unit of Yandy’s equity of $50.46 as an input as well as the following: (i) base price of $13.00; (ii) volatility of 29.30%; (iii) expected term of three years; and (iv) risk-free rate of 0.17%. The assumptions used to estimate the liability are based on estimates and any change in such assumptions could increase or decrease the liability by a material amount.
Contingent consideration liability is comprised of contingent consideration recorded in connection with the acquisition of Honey Birdette, which represents the fair value for the shares issued to the Honey Birdette sellers that remained subject to lock-up restrictions as of December 31, 2021, net of the fair value of the FY22 true-up adjustment, and contingent consideration recorded in connection with the acquisition of GlowUp, which represents the fair value for shares which may be issued and cash which may be paid to the GlowUp sellers subject to certain indemnification obligations and performance criteria. Refer to Note 17, Business Combinations.

We recorded the acquisition-date fair value of these contingent liabilities as part of the consideration transferred. The fair value of contingent and deferred consideration was estimated using either (i) a Monte Carlo simulation analysis in an option pricing framework, using revenue projections, volatility and stock price as key inputs or (ii) a scenario-based valuation model using probability of payment, certain cost projections, and either discounting (in the case of cash-settled consideration) or stock price (for share-settled consideration) as key inputs. The analysis approach was chosen based on the terms of each purchase agreement and our assessment of appropriate methodology for each case. The contingent payments and value of stock issuances are subsequently remeasured to fair value each reporting date using the same fair value estimation method originally applied with updated estimates and inputs as of December 31, 2021. We recorded $2.4 million of charges as a result of contingent liabilities fair value remeasurement in selling and administrative expenses in 2021. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the year ended December 31, 2021 (in thousands):

December 31, 2021
Beginning balance	$858
Issuance of contingent consideration in connection with our acquisitions	34,390
PSARs liability settlement	(846)
Change in fair value and other	2,228
Ending balance	$36,630
Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.The Company recognized losses of $1.0 million during the year ended December 31, 2021 related to our digital assets which had a fair value of $6.8 million on the impairment date. Fair value of digital assets held are predominantly based on Level 1 inputs.
3. Revenue Recognition
Contract Balances
Our contract assets relate to the Trademark Licensing revenue stream where arrangements are typically long-term and noncancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $17.4 million and $8.3 million as of December 31, 2021 and 2020, respectively. Contract liabilities were $53.6 million and $55.1 million as of December 31, 2021 and 2020, respectively. The changes in such contract balances during the year ended December 31, 2021 primarily relate to (i) $55.1 million of revenues recognized that were included in gross contract liabilities at December 31, 2020, (ii) $4.8 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period end, (iii) $48.2 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional, (iv) a $0.9 million increase in contract liabilities due to the acquisition of Honey Birdette, and (v) a $10.0 million increase in contract assets due to certain trademark licensing contract modification.
Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $8.3 million and $8.0 million as of December 31, 2020 and December 31, 2019, respectively. Contract liabilities were $55.1 million and $51.6 million as of December 31, 2020 and December 31, 2019, respectively. The changes in such contract balances during the year ended December 31, 2020 primarily relate to (i) $55.8 million of revenues recognized that were included in gross contract liabilities at December 31, 2019, (ii) $4.5 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period end (iii) $54.7 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional and (iv) $0.3 million decrease in contract liabilities due to contract modifications.

Future Performance Obligations
As of December 31, 2021, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $370.0 million of which $363.0 million relates to Trademark Licensing, $4.9 million relates to Magazine and Digital Subscriptions, and $2.0 million relates to other obligations. Unrecognized revenue of the Trademark Licensing revenue stream will be recognized over the next nine years, of which 64% will be recognized in the first five years. Unrecognized revenue of the Magazine and Digital Subscriptions revenue stream will be recognized over the next five years of which 50% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Year Ended December 31, 2021
	Licensing	Direct-to-consumer	Digital subscriptions and content	Other	Total
Trademark licensing	$64,021	$—	$2,034	$—	$66,055
Magazine, digital subscriptions and product	—	—	21,268	799	22,067
TV and cable programming	—	—	10,454	162	10,616
Consumer products	—	147,848	—	—	147,848
Total revenues	$64,021	$147,848	$33,756	$961	$246,586

	Year Ended December 31, 2020
	Licensing	Direct-to-consumer	Digital subscriptions and content	Other	Total
Trademark licensing	$61,142	$—	$2,420	$—	$63,562
Magazine, digital subscriptions and product	—	—	8,658	771	9,429
TV and cable programming	—	—	9,835	692	10,527
Consumer products	—	64,116	—	28	64,144
Total revenues	$61,142	$64,116	$20,913	$1,491	$147,662
The following table disaggregates revenue by point-in-time versus over time (in thousands):

	December 31,
	2021	2020
Point in time	$170,847	$86,492
Over time	75,739	61,170
Total revenues	$246,586	$147,662
4. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands):

	December 31,
	2021	2020
Editorial and other pre-publication costs	$263	$298
Merchandise finished goods	39,618	11,490
Total	$39,881	$11,788
At December 31, 2021 and 2020, reserves for slow-moving and obsolete inventory related to merchandise finished goods amounted to $1.5 million and $0.2 million, respectively.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid agency fees and commissions	$24	$2,408
Prepaid foreign withholding taxes	2,431	2,207
Deposits	1,302	100
Prepaid insurance	1,209	313
Contract assets, current portion	77	1,173
Software implementation costs	1,585	—
Prepaid inventory not yet received	2,749	—
Licensed programming costs	447	497
Other	3,592	2,124
Total	$13,416	$8,822
As of December 31, 2021, the unamortized balance of the licensed programming costs will be recognized over two years. We recognized amortization expense of $0.5 million, and $0.4 million for the years ended December 31, 2021 and 2020, respectively.
Additionally, in 2021, the Company capitalized implementation costs incurred through a cloud computing arrangement that is a service contract. The capitalized implementation costs related to the cloud computing arrangement are amortized over the term of the arrangement, which is three years. These costs are classified in our consolidated balance sheets in prepaid expenses and other current assets or other noncurrent assets based on the term of the arrangement, and the related cash flows are presented as cash outflows from operations. The amortization expense related to capitalized implementation costs during the year ended December 31, 2021 was immaterial.
6. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Furniture and fixtures	$11,908	$7,211
Aircraft	13,298	—
Leasehold improvements	9,619	3,543
Total property and equipment, gross	34,825	10,754
Less: accumulated depreciation	(8,380)	(5,551)
Total	$26,445	$5,203
In May 2021, we purchased an aircraft for an aggregate purchase price of $12.0 million. Subsequently we capitalized $1.3 million of costs related to the refurbishment of the aircraft and inspecting and testing the aircraft prior to purchase. The aircraft is being amortized on a straight-line basis over its estimated useful life of seven years.
The aggregate depreciation expense related to property and equipment, net was $3.5 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively.
7. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of $331.9 million and $336.7 million of Playboy-branded trademarks and acquired trade names as of December 31, 2021 and 2020, respectively.
In January 2021, we assessed and adjusted the expected use of our certain acquired trade names. In determining the estimated useful life of acquired trade names, we consider the longevity of the trade name, economic factors and period over which economic benefit is consumed, among other factors. No material impact was recorded during the year ended December 31, 2021.

During the fourth quarter of 2021, we released "Rabbitars", a non-fungible token collection, and accepted Ethereum as payment. As of December 31, 2021, the carrying value of our digital assets held was $6.8 million, which reflects cumulative impairments of $1.0 million.
The table below summarizes our intangible assets, net (in thousands):

	December 31,
	2021	2020
Digital assets, net	$6,836	$—
Total amortizable intangible assets, net	86,519	2,377
Total indefinite-lived intangible assets	331,925	336,655
Total	$425,280	$339,032
Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs of $0.6 million and $0.7 million were capitalized during the years ended December 31, 2021 and 2020, respectively. The weighted average period prior to the next renewal or extension of such trademarks is 8.6 years as of December 31, 2021.
Our amortizable intangible assets consisted of the following (in thousands):

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2021
Trade names	11.8	$85,684	$(3,293)	$82,391
Distribution agreements	15	3,720	(2,687)	1,033
Photo and magazine archives	10	2,000	(2,000)	—
Customer list	10	1,180	(236)	944
Developed technology	3	2,300	(149)	2,151
Total		$94,884	$(8,365)	$86,519

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2020
Distribution agreements	15	$3,720	$(2,438)	$1,282
Photo and magazine archives	10	2,000	(1,967)	33
Licensing agreements	9	5,913	(5,913)	—
Customer list	10	1,180	(118)	1,062
Total		$12,813	$(10,436)	$2,377
The aggregate amortization expense for definite-lived intangible assets was $3.8 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, expected amortization expense relating to definite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

2022	$8,430
2023	8,430
2024	8,281
2025	7,663
2026	7,457
Thereafter	46,258
Total	$86,519

Goodwill
Changes in the carrying value of goodwill for the year ended December 31, 2021 were as follows (in thousands):

Balance at December 31, 2020	$504
Acquisition of TLA	16,374
Acquisition of Honey Birdette	223,381
Acquisition of GlowUp	32,603
Foreign currency translation adjustment	(2,285)
Balance at December 31, 2021	$270,577
8. Other Current Liabilities and Accrued Expense
Other current liabilities and accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued interest	$1,476	$3,991
Accrued agency fees and commissions	3,456	5,950
Outstanding gift cards and store credits	4,960	—
Inventory in transit	8,323	—
Taxes	5,654	846
Other	8,548	7,769
Total	$32,417	$18,556
9. Debt
The following table sets forth debt (in thousands):

	December 31,
	2021	2020
Term loan, due 2023	$—	$159,058
Term loan, due 2027 (as refinanced and amended)	228,850	—
Airplane term loan, due 2026	8,569	—
Convertible promissory notes	—	6,230
Total debt	237,419	165,288
Less: unamortized debt issuance costs	(2,389)	(358)
Less: unamortized debt discount	(6,180)	—
Total debt, net of unamortized debt issuance costs and debt discount	228,850	164,930
Less: current portion of long-term debt	(3,206)	(4,470)
Net of current portion of unamortized debt issuance costs and debt discount	398	—
Less: Promissory notes	—	(6,230)
Total debt, net of current portion	$226,042	$154,230
Term Loan
2014 Term Loan
In June 2014, we borrowed $150.0 million under a four-and-one-half-year term loan maturing on December 31, 2018, at an effective rate of 7.0% from DBD Credit Funding LLC pursuant to a credit agreement (the “Credit Agreement”). In December 2019, the term loan was amended to borrow an additional $12.0 million. Our debt bore interest at a rate per annum equal to the Eurodollar Rate for the interest period in effect plus the applicable margin in effect from time to time. The Eurodollar Rate was the greater of (a) an interest rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) determined by the administrative agent divided by 1 minus the statutory reserves (if any) and (b) 1.25% per annum. From 2016 to 2020, the term loan was amended multiple times to increase the commitment amount, extend the maturity date to December 31, 2023, set up a debt reserve account and excess cash account, and to revise the quarterly principal payments and applicable margin rates, among other amendments.

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

As a result of the Refinancing, we recognized a loss on the early extinguishment of debt of $1.2 million during the year ended December 31, 2021, due to $1.0 million of fees which were expensed as incurred in connection with the Refinancing, as well as $0.2 million of fees as a result of such Refinancing.

The New Term Loan has a six-year term and matures in May 25, 2027. The New Term Loan accrues interest at LIBOR plus 5.75%, with a LIBOR floor of 0.50%. The interest rate applicable to borrowings under the New Term Loan may subsequently be adjusted on periodic measurement dates provided for under the new credit agreement based on the type of loans borrowed by us and our total leverage ratio at such time. The New Term Loan requires quarterly amortization payments of $0.6 million, commencing on September 30, 2021, with the balance becoming due at maturity.

Our obligations pursuant to the New Credit Agreement are guaranteed by the Company and any current and future wholly-owned, domestic subsidiaries of the Company, subject to certain exceptions. In connection with the New Credit Agreement, the Company and the other guarantor subsidiaries of the Company entered into a Pledge and Security Agreement with the collateral agent, pursuant to which we granted a senior security interest to the agent in substantially all of our assets (including the stock of certain of our subsidiaries) in order to secure our obligations under the New Credit Agreement.

In August 2021, in connection with the acquisition of Honey Birdette, the New Term Loan was amended to (a) obtain a $70.0 million incremental term loan for the purpose of funding the acquisition, thereby increasing the aggregate principal amount of term loan indebtedness outstanding under the New Credit Agreement to $230.0 million, and (b) amend the terms of the New Credit Agreement to, among other things, permit Honey Birdette and certain of its subsidiaries to guaranty the obligations under the New Credit Agreement. In connection with such amendment, $2.0 million of debt issuance costs were expensed as incurred, and $1.7 million of debt discount were capitalized.
As was the case with the 2014 Credit Agreement, the terms of the New Credit Agreement limit or prohibit, among other things, our ability to: incur liens, incur additional indebtedness, make investments, transfer, sell or acquire assets, pay dividends and change the business we conduct. Acquiom Agency Services LLC has a lien on all our assets as stated in the New Credit Agreement. The New Credit Agreement contains a financial covenant which requires the Company to maintain a maximum total gross leverage ratio (calculated as a ratio of consolidated gross funded debt to consolidated EBITDA (as defined in the New Credit Agreement), in accordance with the terms of the New Credit Agreement). The Company was in compliance with the financial covenants under the New Credit Agreement as of December 31, 2021.
Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft (the “Aircraft Term Loan”). The stated interest rate was 6.25% as of December 31, 2021. The Aircraft Term Loan requires monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021. We incurred $0.1 million of financing costs related to the Aircraft Term Loan, which were capitalized.
Original issue discounts and deferred financing costs were incurred in connection with the issuance of our term loans. Costs incurred in connection with debt are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness and are included in “interest expense” in the consolidated statements of operations. Amortization expense related to deferred financing costs was immaterial for the years ended December 31, 2021 and 2020. Interest expense related to our debt was $13.3 million and $13.5 million for the years ended December 31, 2021 and 2020, respectively. The stated interest rate was 6.25% and 8.25% as of December 31, 2021 and December 31, 2020, respectively.

The following table sets forth maturities of the principal amount of our term loans as of December 31, 2021 (in thousands):

2022	$3,206
2023	3,265
2024	3,327
2025	3,396
2026	6,875
Thereafter	217,350
Total	$237,419
Convertible Promissory Notes Creative Artists Agency–Global Brands Group LLP
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
Convertible Promissory Note United Talent Agency, LLC
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
10. Redeemable Noncontrolling Interest
On April 13, 2015, the Company sold 25% of the membership interest in its subsidiary, After Dark LLC, to an unaffiliated third party for $1.0 million. As part of the arrangement the Company granted a put right to this party which provides the right, but not the obligation, to the third party to cause the Company to purchase all of the third party’s interest in After Dark LLC at the then fair market value. This put right can be exercised on April 13 of each year. Additionally, the put right can be exercised upon a change of control of the Company. To date, the put right has not been exercised, including in connection with the Business Combination. The Company’s controlling interest in this subsidiary requires the operations of this subsidiary to be included in the consolidated financial statements. Noncontrolling interest with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interest) are reported as mezzanine equity on the consolidated balance sheets as of December 31, 2021 and 2020, between liabilities and equity. Net income or loss of After Dark LLC is allocated to its noncontrolling member interest based on the noncontrolling member interest’s ownership percentage.
Additionally, the results of operations of the subsidiary that are not attributable to the Company are shown as “Net loss attributable to redeemable noncontrolling interest” in the consolidated statements of operations for the years ended December 31, 2021 and 2020. There was no change in the balance of the redeemable noncontrolling interest as After Dark LLC did not generate any operating activities during 2021 and 2020.
11. Stockholders’ Equity
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Company’s Board of Directors (the “Board”). As of December 31, 2021, no dividends had been declared by the Board.
Common stock reserved for future issuance consists of the following:

	December 31,
	2021	2020
Shares available for grant under stock option plan	4,003,059	1,646,518
Options issued and outstanding under stock option plan	3,211,071	2,594,597
Unvested restricted stock units	585,075	313,976
Vested restricted stock units not yet settled	2,133,179	1,731,658
Unvested performance-based restricted stock units	544,036	—
Shares issuable pursuant to a license, services and collaboration agreement	79,485	—
Convertible promissory note payable to CAA	—	290,563
Total common stock reserved for future issuance	10,555,905	6,577,312
Treasury Stock
In connection with the execution of the Merger Agreement, Legacy Playboy, Sponsor, and Dr. Suying Liu entered into the Insider Stock Purchase Agreement, pursuant to which Legacy Playboy purchased 700,000 shares of MCAC’s common stock (the “Initial Shares”) from Sponsor. Subject to the satisfaction of conditions set forth under the Merger Agreement, Sponsor was obligated to transfer the Initial Shares to Legacy Playboy upon the closing of the Merger or, if the Merger Agreement was terminated, upon the consummation of any other business combination. As of December 31, 2020, Legacy Playboy had paid a nonrefundable $4.4 million prepayment, representing the purchase price of the 700,000 Initial Shares, at a price of $6.35 per share. This payment is included as a current asset in the accompanying consolidated balance sheet at December 31, 2020. In February 2021, the Initial Shares were transferred to us upon the closing of the Merger and reclassified from “stock receivable” to “treasury stock” as part of the recapitalization.
In connection with our recapitalization that occurred with the consummation of the Business Combination, we eliminated Legacy Playboy’s previously held treasury stock of 1,164,847 shares. We held 700,000 shares of treasury stock as of December 31, 2021.
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
12. Stock-Based Compensation
In June 2018, Legacy Playboy adopted its 2018 Equity Incentive Plan (“2018 Plan”), under which 6,287,687 of Legacy Playboy’s common shares were originally reserved for issuance. Our employees, directors, officers, and consultants are eligible to receive nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2018 Plan. All stock options and restricted stock unit awards granted under the 2018 Plan in 2019 and 2020 that were outstanding immediately prior to the consummation of the Business Combination were accelerated and fully vested (other than the Pre-Closing Option), and subsequently converted into options to purchase or the right to receive shares of our common stock as described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies. The impact of the acceleration of the vesting of 829,547 stock options and 288,494 restricted stock unit awards was an expense of $3.1 million for the year ended December 31, 2021.
On February 9, 2021, our stockholders approved our 2021 Equity and Incentive Compensation Plan, which became effective following consummation of the Business Combination. As of December 31, 2021, 4,003,059 shares were available for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that begins January 1, 2022, in an amount equal up to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. Following the effectiveness of the 2021 Plan, no further awards will be granted under the 2018 Plan, but the 2018 Plan will remain outstanding and continue to govern outstanding awards granted thereunder.
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

On December 23, 2021, we awarded restricted stock units for the issuance of 112,482 shares of our common stock upon settlement to certain of our directors.
Stock Option Activity
Stock option activity under our 2018 and 2021 Plans is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance – December 31, 2020	2,594,597	$3.79	8.5	$13,791
Granted (1)	1,225,249	$14.24
Exercised	(608,775)	$3.83		$20,207
Forfeited	—	—
Cancelled	—	—
Balance – December 31, 2021	3,211,071	$7.77	7.9	$60,978
Exercisable – December 31, 2021	1,985,822	$3.77	7.1	$45,407
Vested and expected to vest as of December 31, 2021	3,211,071	$7.77	7.9	$60,978
(1)     The options granted during the period were not included in the number of options for which vesting was accelerated as part of the Business Combination.
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at December 31, 2021.
The grant date fair value of options that vested during the years ended December 31, 2021 and 2020 was $2.1 million and $1.1 million, respectively. The options granted during the years ended December 31, 2021 and 2020 had a weighted-average fair value of $6.18 and $3.22 per share, respectively, at the grant date.
Restricted Stock Units
A summary of restricted stock unit activity under our 2018 and 2021 Plans is as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2020	313,976	$4.30
Granted	679,562	$28.22
Vested	(404,992)	$9.77
Forfeited	(3,471)	$28.08
Unvested and outstanding balance at December 31, 2021	585,075	$28.15
The total fair value of restricted stock units that vested during the years ended December 31, 2021 and 2020 was approximately $4.0 million and $1.9 million, respectively. All 2,133,179 outstanding and fully vested restricted stock units remained unsettled at December 31, 2021, out of which 2,042,163 are legacy outstanding and fully vested restricted stock units that will be settled at least one year from the consummation of the Business Combination. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of basic net loss per share for the year ended December 31, 2021.
Performance Stock Units
To determine the value of performance-based restricted stock units for stock-based compensation purposes, the Company uses the Monte Carlo simulation valuation model. The Monte Carlo simulation model utilizes multiple input variables, including derived service period of 1.88 years, to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant.
A summary of performance stock unit activity under our 2021 Plan is as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2020	—	—
Granted	2,176,130	$26.18
Vested	(1,632,094)	$28.08
Forfeited	—	—
Unvested and outstanding balance at December 31, 2021	544,036	$20.49
The total fair value of performance-based restricted stock units that vested during the years ended December 31, 2021 and 2020 was approximately $45.8 million and $— million, respectively.
Stock Options Granted
To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option-pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.
Fair value of common stock – Prior to the Business Combination, the fair value of our shares of common stock underlying the awards has historically been determined by the Board of Directors with input from management and contemporaneous third-party valuations, as there was no public market for our common stock. The Board of Directors determined the fair value of the common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, our operating and financial performance, the lack of liquidity of our common stock, transactions in our common stock, and general and industry specific economic outlook, among other factors. Subsequent to the Business Combination, the fair value of our common stock is based on the quoted price of our common stock.
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
We estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Year Ended December 31,
	2021	2020
Fair value of common stock	$4.63 - $28.08	$5.02 - $8.69
Expected term, in years	5.49 - 5.86	5 - 6.06
Expected volatility	45% - 47%	40% - 50%
Risk-free interest rate	0.57% - 1.27%	0.39% - 1.46%
Expected dividend yield	0%	0%

Stock-Based Compensation Expense
Stock-based compensation expense under our Plans was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cost of sales(1)	$1,955	$10
Selling and administrative expenses	56,491	2,978
Total	$58,446	$2,988
(1)    Cost of sales includes $1.8 million of stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license, services and collaboration agreement.

At December 31, 2021, total unrecognized compensation expense related to unvested stock option awards was $5.7 million and is expected to be recognized over the remaining weighted-average service period of 2.3 years. At December 31, 2021, total unrecognized compensation expense related to unvested restricted stock unit awards was $14.3 million and is expected to be recognized over the remaining weighted-average service period of 2.5 years. At December 31, 2021, total unrecognized compensation expense related to unvested performance-based restricted stock unit awards was $10.1 million and is expected to be recognized over the remaining weighted-average service period of 1.8 years.
Phantom Stock Appreciation Rights
In September 2020, the Company established the Yandy Phantom Stock Appreciation Rights Plan (“PSAR Plan”) whereby PSARs are granted to certain executives. PSARs granted under the plan are non-assignable and are cash-settled based on the fair value of a common stock unit of Yandy on a minority, non-marketable basis, on the four-year anniversary of the vesting commencement date. We granted 91,500 PSARs during 2021 which vest over a four-year period, commencing on December 31, 2020, with a one-year cliff and monthly vesting thereafter.
The liability associated with the PSARs is remeasured at the end of each reporting period and is recorded within other noncurrent liabilities on our consolidated balance sheets at its fair value of $— and $0.9 million as of December 31, 2021 and December 31, 2020. In the second quarter of 2021, the portion of PSAR liability was forfeited pursuant to a separation agreement with an employee, and, in the third quarter of 2021, we entered into agreements with employees holding the remaining PSARs, pursuant to which outstanding PSARs were forfeited and subsequently converted into restricted stock units in October 2021.
13. Commitments and Contingencies
Leases
Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring from 2021 to 2031. Some of these leases contain renewal options and rent escalations.
In 2019, we entered into an agreement to lease space for our corporate headquarters in Los Angeles, which we occupied under a sublease with a third party. The new lease commenced in July 2020 upon the expiration of the sublease and is for a term of approximately seven years. We have $2.0 million in cash collateralized letters of credit related to the lease and sublease as of December 31, 2021 and 2020, respectively.
Yandy’s operating lease for warehousing and office space in Phoenix, Arizona expired in February 2021, following an extension of the original December 2020 expiration. On August 26, 2020, we entered into a non-cancellable operating lease for 51,962 square feet of warehousing and office space in Phoenix, Arizona for Yandy’s operations. The lease commenced on February 1, 2021 and expires on May 31, 2031, with an option to renew for an additional five or 10 years at market rates. Rent, which commenced in June 2021, is payable monthly and is subject to annual increases of 3% for a total lease commitment of $4.1 million. Additionally, we are eligible to receive a tenant improvement allowance of up to $0.8 million.
In 2017, we vacated our New York office space and entered into an agreement to sublease the space for a period approximating the remaining term of our lease. This lease expires in 2024.
In connection with the acquisition of TLA, as disclosed in Note 17, Business Combinations, we acquired 41 retail stores (40 stores as of December 31, 2021), one office and one warehouse space, which TLA leases and operates in Washington, Oregon, California, Texas and Tennessee for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which TLA, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between 2 and 10 years in length, with the average lease term being approximately 5 years and in many cases include renewal options.

In connection with the acquisition of Honey Birdette, as disclosed in Note 17, Business Combinations, we acquired 59 retail stores and two office spaces, which Honey Birdette leases and operates in Australia, the United States and the United Kingdom for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which Honey Birdette, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between 2 and 10 years in length, with the average lease term being approximately 5 years and in many cases include renewal options.
Lease cost associated with operating leases is charged to expense in the year incurred and is included in our consolidated statements of operations. For the year ended December 31, 2020, lease cost charged to selling, general and administrative expense was $3.1 million. Lease cost for the year ended December 31, 2021 is included in the table below. Lease cost charged to cost of sales for the years ended December 31, 2021 and 2020 was immaterial. Most of our leases include one or more options to renew, with renewal terms that generally can extend the lease term for an additional 4 to 5 years. The exercise of lease renewal options is at our sole discretion.
As of December 31, 2021 the weighted average remaining term of these operating leases is 5.4 years and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 4.9%. Cash payments for amounts included in the measurement of operating lease liabilities were $7.3 million for the year ended December 31, 2021. Right of use assets obtained in exchange for new operating lease liabilities were $3.0 million for the year ended December 31, 2021.
Net lease cost recognized in our consolidated statements of operations as of December 31, 2021 is summarized as follows (in thousands):

Year Ended December 31, 2021
Operating lease cost	$9,099
Variable lease cost	1,370
Short-term lease cost	674
Sublease income	(368)
Net lease cost	$10,775
Maturities of our operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Years ending December 31:	Amounts
2022	$11,447
2023	9,894
2024	8,314
2025	6,588
2026	6,131
Thereafter	7,393
Total undiscounted lease payments	49,767
Less: imputed interest	(4,536)
Total operating lease liabilities	$45,231
Operating lease liabilities, current portion	9,697
Operating lease liabilities, noncurrent portion	$35,534
The following table sets forth the future minimum lease commitments and future sublease income as of December 31, 2020, under operating leases with initial or remaining noncancelable terms in excess of one year prior to the adoption of ASC 842 on January 1, 2021 (in thousands):

	Minimum Lease Commitments	Sublease Income
2021	$3,433	$(288)
2022	3,451	(313)
2023	3,564	(322)
2024	3,828	(246)
2025	3,588	—
Thereafter	7,553	—
Total	$25,417	$(1,169)
Legal Contingencies
From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

TNR Case

On December 17, 2021, Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”), filed a complaint in the U.S. District Court for the Central District of California against Playboy and its subsidiary Products Licensing, LLC. TNR alleges a variety of claims relating to Playboy’s termination of a license agreement with TNR and the business relationship between Playboy and TNR prior to such termination. TNR alleges, among other things, breach of contract, unfair competition, breach of the implied covenant of good faith and fair dealing, and interference with contractual and business relations due to Playboy’s conduct. TNR is seeking over $100 million in damages arising from the loss of expected profits, declines in the value of TNR’s business, unsalable inventory and investment losses. Playboy believes TNR’s claims and allegations are without merit, and Playboy will defend itself vigorously in this matter.

Dream Case

On December 7, 2021, Steve Shaw, a former consultant to GlowUp Digital, Inc. (a/k/a “Dream” and subsequently renamed Centerfold Digital Inc.), the company acquired by a wholly-owned subsidiary of the Company, brought suit in the Superior Court of the State of California, County of Los Angeles, against Michael Dow and Michael Berman (the principals of Dream), Centerfold Digital Inc. and Playboy. Mr. Shaw alleges a variety of claims, based upon an alleged (unsigned) agreement with Dream that Mr. Shaw was to be granted up to 20% of the equity of Dream (valued at $6 million based on the $30 million purchase price in the agreement for the Company’s acquisition of Dream). Subsequent to such alleged agreement and prior to the Company’s acquisition of Dream, Dream and Mr. Shaw entered into a standard mutual release agreement pursuant to which Mr. Shaw released any claims against Dream, including any rights to equity in Dream, in exchange for a monetary payment. Mr. Shaw is alleging, among other things, breach of contract, misrepresentation and fraud in connection with his alleged agreement with Dream and the circumstances under which he entered into the release. Mr. Shaw is seeking damages, costs and attorneys’ fees. Playboy believes Mr. Shaw’s claims and allegations are without merit, and Playboy will defend itself vigorously in this matter, including the assertion of its own counterclaims.
2020 Former Employee Case
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

On February 25, 2021, PEII brought suit against AVS in Los Angeles Superior Court to prevent further unauthorized sales of PLAYBOY branded products and for disgorgement of unlawfully obtained funds. On March 1, 2021, PEII also brought a claim in arbitration against AVS for outstanding and unpaid license fees. PEII and AVS subsequently agreed that the claims PEII brought in arbitration would be alleged in the Los Angeles Superior Court case instead, and on April 23, 2021, the parties entered into and filed a stipulation to that effect with the court. On May 18, 2021, AVS filed a demurrer, asking for the court to remove an individual defendant and dismiss PEII’s request for a permanent injunction. On June 10, 2021, the court denied AVS’s demurrer. AVS filed an opposition to PEII’s motion for a preliminary injunction to enjoin AVS from continuing to sell or market PLAYBOY branded products on July 2, 2021, which the court denied on July 28, 2021.

On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. We believe AVS’ claims and allegations are without merit, and we will defend this matter vigorously. The parties are currently engaged in discovery. The court has set a preliminary trial date of September 13, 2022.
Hefner Trust Case
On May 21, 2019, Michael Whalen, as Trustee for the Hugh M. Hefner 1991 Trust, (the “Trust”), initiated an arbitration against the Company asserting that the Company had breached that certain License Agreement between Hugh M. Hefner (“Mr. Hefner”) and the Company dated on or about March 4, 2011, wherein Mr. Hefner licensed his image, signature, voice, likeness and other elements of his persona and identity to the Company. The Trust has also asserted statutory claims against the Company for the alleged violation of Mr. Hefner’s right of publicity. The parties entered into a Settlement Agreement, dated August 21, 2020, pursuant to which the Company paid to the Trust $1.8 million to settle this matter in September 2020.
2019 Former Employee Case
On April 1, 2019, a former employee, through counsel, delivered to the Company a letter which set forth various potential claims against the Company related to the individual’s former employment with the Company. A settlement was reached in October 2020 in the amount of $2.6 million. We have employment practices liability insurance for such claims which is capped at $2.5 million. We paid $0.4 million in November 2020, representing the amount of the settlement not covered by the employment practices liability insurance and had a $0.3 million receivable from the insurance provider as of December 31, 2020, and had received such amount as of December 31, 2021.
Michigan Class Action Case
In January 2019, a class action suit was initiated against the Company on behalf of a group of Michigan Playboy magazine subscribers, where the subscribers sued after their personal details were disclosed in violation of the Michigan Preservation of Personal Privacy Act. The parties entered into a Settlement Agreement which was approved, and the court entered a final judgement on August 19, 2020 in the amount of $3.9 million to be paid by the Company. The amount was paid in September 2020.
Indian Harbor Case

On October 15, 2018, Playboy filed a lawsuit in Los Angeles Superior Court (the “Court”) against its insurer, Indian Harbor Insurance Company (“Indian Harbor”), captioned Playboy Enterprises, Inc. v. Indian Harbor Insurance Company, for breach of contract and breach of the covenant of good faith and fair dealing, and seeking declaratory relief, after Indian Harbor threatened to sue Playboy on an alleged theory of lack of coverage after Indian Harbor paid approximately $4.8 million towards the settlement of claims against Playboy made by Elliot Friedman. Among other things, we are seeking declaratory relief that the underlying claims asserted against Playboy are covered claims under Playboy’s insurance policies with Indian Harbor. On December 14, 2018, Indian Harbor filed its answer to the complaint and filed counterclaims against Playboy for declaratory relief that it has no obligation to provide coverage for the underlying claims and that it is entitled to recoup the amounts it paid in the settlement, with interest. Indian Harbor filed a motion for summary judgment, seeking, among other things, summary adjudication that (1) the insurance policy does not provide coverage because the underlying claim was allegedly first made before the policy period of the policy and (2) that Indian Harbor does not have to provide coverage because Playboy allegedly failed to provide timely notice of the claim. On September 9, 2020, the Court denied Indian Harbor’s motion, in part, ruling as a matter of law that Playboy had properly reported the underlying claim under the correct policy; but granted the motion as to Playboy’s breach of contract and bad faith claims because Indian Harbor ultimately funded the settlement. Based on the summary judgment ruling, the parties agreed to enter into a stipulated judgment in Playboy’s favor to advance the issues for appeal, with Indian Harbor intending to appeal the Court’s decision as to when the underlying claim was first made. The Court entered the parties’ stipulated judgment on July 26, 2021. On October 15, 2021, Indian Harbor filed its notice of appeal. On December 13, 2021, Indian Harbor filed its opening appellate brief, and our response is due by March 29, 2022. We intend to continue to prosecute our claims in this matter and vigorously defend ourselves against Indian Harbor’s counterclaims on appeal.

We may periodically be involved in other legal proceedings arising in the ordinary course of business. These matters are not expected to have a material adverse effect on the Company’s consolidated financial statements.
COVID-19
In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Since that time, we have focused on protecting our employees, customers and vendors to minimize potential disruptions while managing through this pandemic. Nonetheless, the COVID-19 pandemic continues to disrupt and delay global supply chains, affect production and sales across a range of industries and result in legal restrictions requiring businesses to close and consumers to stay at home for days-to-months at a time. These disruptions have impacted our business by slowing the launch of new products, causing certain products sold by Yandy to be out-of-stock, hindering new licensing and collaboration deals, temporarily closing retail stores of Honey Birdette post-acquisition and certain of our licensees and closing the London Playboy Club and certain other Playboy-branded live gaming operations. As a result, licensing revenues from certain gaming and retail licensees declined in the last three quarters of 2020 and the full year of 2021, as compared to royalties from such sources during pre-pandemic periods. However, as of the date of these consolidated financial statements, our business as a whole has not suffered any material adverse consequences to date from the COVID-19 pandemic, as negative impacts have thus far been offset by an increase in online direct-to-consumer sales and higher royalties from licensing collaborations in the United States during the years ended December 2020 and 2021. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the further duration and spread of the outbreak and its impact on employees and vendors, all of which are uncertain and cannot be predicted. As of the date of these consolidated financial statements, the full extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.
14. Severance Costs
We have incurred severance costs stemming from reducing our headcount as the business has shifted from primarily a print and digital media business, generating advertising and sponsorship revenues, to primarily a commerce business marketing consumer products. We did not incur such costs during the year ended December 31, 2021. The costs incurred during the year ended December 31, 2020 resulted from the rightsizing of our business. We recorded severance costs of $0.6 million in accrued salaries, wages, and employee benefits and $0.1 million in other noncurrent liabilities as of December 31, 2020 on the consolidated balance sheets. Severance costs in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31, 2020
	Corporate	Other	Total
Cost of sales	$153	$1,022	$1,175
Selling and administrative expenses	463	206	669
Total severance costs	$616	$1,228	$1,844
15. Income Taxes

The following table sets forth the domestic and foreign components of income/(loss) before income taxes (in thousands):

	Year ended December 31,
	2021	2020
US	$(73,385)	$1,801
Foreign	(7,070)	—
Total	$(80,455)	$1,801
The following table sets forth income tax benefit (expense) (in thousands):

	Year Ended December 31,
	2021	2020
Current expense from income taxes:
Federal	$—	$—
State	(219)	(237)
Foreign	(3,843)	(4,422)
Total current expense from income taxes	(4,062)	(4,659)

Deferred benefit (expense) from income taxes:
Federal	6,616	567
State	(2,088)	(2,980)
Foreign	2,313	—
Total deferred benefit (expense) from income taxes	6,841	(2,413)
Total	$2,779	$(7,072)
The following table sets forth a reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate:

	Year ended December 31,
	2021	2020
Federal income tax rate	21.0%	21.0%
State income tax, net of federal benefit	(2.4)	10.1
Foreign withholding taxes, net of credits(1)	(3.2)	189.9
Transaction costs	(2.4)	29.5
Change in the statutory rate	(1.8)	96.3
Change in valuation allowance	4.6	(80.8)
Equity compensation(2)	(9.3)	—
Foreign rate differential	0.8	—
Adjustment to deferred taxes	(3.0)	125.4
Other	(1.0)	1.3
Effective rate	3.5%	392.7%
(1)Foreign withholding taxes, net of credits relate to foreign tax withholding on royalties received from various foreign jurisdictions.
(2)The 2021 equity compensation adjustment is mainly related to the windfall tax deductions reduced by the officer compensation limitations.
On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The FFCR Act and CARES Act did not have a material impact on the Company’s consolidated financial statements as of December 31, 2021.
On June 29, 2020, Assembly Bill 85 (“A.B. 85”) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2021, 2022 and 2023 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2021, 2022 and 2023. Due to A.B.85, the Company was not able to offset its California taxable income with its net operating losses during these years.
As of December 31, 2021, the Company had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. The Company intends to continue to reinvest its foreign earnings indefinitely and does not expect to incur any significant United States taxes related to such amounts.

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.
The following table sets forth the significant components of deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$48,368	$45,113
Tax credit carryforwards	—	2,805
Deferred revenue	1,951	1,312
Stock compensation	3,284	2,557
Investment in partnership	11,409	11,402
Lease liabilities	4,417	—
Other deductible temporary differences	6,587	4,996
Total deferred tax assets	76,016	68,185
Less valuation allowance	(63,712)	(67,444)
Deferred tax assets, net	$12,304	$741

Deferred tax liabilities:
Fixed assets	$(521)	$219
Intangible assets	(99,676)	(75,757)
Right of use assets	(3,305)	—
Other deductible temporary differences	(10)	(112)
Total deferred tax liabilities	(103,512)	(75,650)
Deferred tax liabilities, net	$(91,208)	$(74,909)
The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company concluded that except for the deferred tax liability recorded on certain indefinite life intangibles, it should record a full valuation allowance against all other net deferred income tax assets at December 31, 2021 and 2020 as none of these deferred income tax assets were more likely than not to be realized as of the balance sheet dates. However, the amount of the deferred income tax assets considered realizable may be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present. Based on the level of historical operating results the Company has recorded a valuation allowance of $63.7 million and $67.4 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company’s valuation allowance decreased by $3.7 million, mainly driven by the expense of certain stock compensation deferred tax assets due to the officers' compensation limitation, and the expiration of certain tax credits and state NOLs.
As of December 31, 2021, the Company had federal and state NOL carryforwards of $203.1 million and $72.6 million, respectively, available to offset taxable income in tax year 2022 and thereafter. Of the $203.1 million in federal NOL carryforwards, $19.7 million can be carried forward indefinitely and the remaining NOL carryforwards start to expire in 2028. Of the $72.6 million in state NOL carryforwards, $0.1 million can be carried forward indefinitely and the remaining start to expire in 2022. The Company also had Australian NOL of $1.6 million that can be carried forward indefinitely.
Tax laws impose restrictions on the utilization of NOL carryforwards and research and development credit carryforwards in the event of a change in ownership of the Company as defined by Internal Revenue Code Sections 382 and 383. The Company has experienced ownership changes in the past that impact the availability of its net operating losses and tax credits. Should there be additional ownership changes in the future, the Company's ability to utilize existing carryforwards could be substantially restricted.

A summary of changes to the amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance at the beginning of the year	$610	$610
Increase (decrease) for positions taken in the prior year	—	—
Increase (decrease) for positions taken in the current year	141	—
Decrease related to settlements with taxing authorities	—	—
Decrease from lapse in statute of limitations	—	—
Balance at the end of the year	$751	$610
The Company records a tax benefit from uncertain tax positions only if it is more likely than not the tax position will be sustained with the taxing authority having full knowledge of all relevant information. The Company records a reduction to deferred tax assets for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first period that the more-likely-than-not threshold is not met. As of December 31, 2020, the Company recorded unrecognized tax benefits of $0.6 million in its financial statements. For the year ended December 31, 2021, the Company recorded unrecognized tax benefits of $0.8 million. All unrecognized tax benefits are related to foreign withholding taxes on the Company’s licensing revenue.
The reversal of the uncertain tax benefits would affect the effective tax rate. The Company has not incurred any material interest or penalties as of the current reporting period with respect to income tax matters. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We estimate that $0.1 million of the unrecognized tax benefits will be recognized over the next 12 months. As of December 31, 2021 and 2020, there were no material interest and penalties associated with unrecognized tax benefits recorded in the Company's consolidated statements of operations or consolidated balance sheets.
The Company is subject to examinations by taxing authorities for income tax returns filed in the U.S. federal and states as well as foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2016 or prior; however, its tax attributes, such as NOL carryforwards and tax credits, are still subject to examination in the year they are used. In our foreign tax jurisdictions, the statute of limitation for tax years after 2015 remain open for examinations in Australia, and for tax years after 2019 in the UK.

16. Net Loss Per Share
The following table presents the reconciliation of weighted-average shares used in computing net loss per share, basic and diluted:

	Year Ended December 31,
	2021	2020
Net loss attributable to PLBY Group Inc.	$(77,676)	$(5,271)

Weighted average shares of common stock outstanding	37,818,301	22,199,591
Vested restricted stock units not issued	287,435	—
Weighted-average shares used in computing net loss per share, basic and diluted	38,105,736	22,199,591

Net loss per share basic and diluted	$(2.04)	$(0.24)
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Stock options to purchase common stock	3,211,071	2,594,597
Unvested restricted stock units	585,075	313,976
Unvested performance-based restricted stock units	544,036	—
Convertible promissory notes	—	684,615
Total	4,340,182	3,593,188

17. Business Combinations
Acquisition of TLA Acquisition Corp.
On March 1, 2021, we acquired 100% of the equity of TLA Acquisition Corp. (“TLA”) for cash consideration of $24.9 million. TLA is the parent company of the Lovers family of stores, a leading omnichannel online and brick-and-mortar sexual wellness chain, with 40 stores in five states. The primary drivers for the acquisition were to leverage TLA’s brick-and-mortar presence, e-commerce capabilities, attractive brand positioning and customer database.
The following table sets forth the final allocation of the purchase price for TLA to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from TLA (in thousands):

Tangible net assets and liabilities:
Inventory	$7,614
Property and equipment	1,665
Accounts payable	(1,319)
Other net assets	(3,518)
Total net assets	4,442
Intangible assets:
Trade name	4,100
Total intangible assets	4,100
Net assets acquired	8,542
Purchase consideration	24,916
Goodwill	$16,374
The estimated fair value of the assets and liabilities acquired was determined by our management. TLA’s inventory consists of merchandise finished goods and its fair value was measured as net realizable value, or the selling price of the inventory less costs of disposal and a reasonable profit allowance for the selling effort. Trade name consists of the TLA trade name/domain and its fair value was estimated using a relief-from-royalty method. The useful life of the TLA trade name was estimated to be ten years. Unfavorable leasehold interest is due to the fair values of acquired lease contracts having contractual rents higher than fair market rents. This liability will be wound down as an offset to rent expense over a four-year period, which is the average remaining contractual life of the acquired leases. The unfavorable leasehold interest liability is included in the other net assets amount in the table above.
The net updates to the estimated purchase price allocation in the fourth quarter of 2021 were immaterial. The total acquisition consideration was greater than the fair value of the net assets acquired resulting in the recognition of goodwill of $16.4 million. The factors that make up the goodwill amount primarily pertain to the value of the expected synergies resulting in strengthening and expansion of our e-commerce and brick-and-mortar market positions. Although this TLA acquisition does not give rise to any new tax deductible goodwill, TLA has tax deductible goodwill of $19.0 million from a previous acquisition.
TLA’s operating results were consolidated with ours beginning on March 1, 2021. Therefore, the consolidated results of operations for the year ended December 31, 2021 may not be comparable to the same periods in 2020. TLA’s results of operations included in our consolidated results of operations for the year ended December 31, 2021 are presented in the table below (in thousands):

Net revenues	$44,739
Costs and expenses
Cost of sales	(19,122)
Selling and administrative expenses	(22,737)
Total costs and expenses	(41,859)
Operating income	2,880
Nonoperating income	5
Income taxes expense	(24)
Net income	$2,861

Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the year ended December 31, 2021 and 2020, as if the acquisition of TLA had occurred as of January 1, 2020. The unaudited pro forma financial information for the year ended December 31, 2021 and 2020 reflects (i) the reduction in amortization expense based on fair value adjustments to the intangible assets acquired from TLA; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest acquired from TLA; and (iii) the reversal of interest expense on TLA’s debt that was settled on the acquisition date. For the year ended December 31, 2021, transaction costs incurred by us and TLA were $0.9 million and $0.7 million, respectively. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Year Ended December 31,
	2021		2020
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$246,586	$255,435	$147,662	$186,612
Net loss	$(77,676)	$(76,264)	$(5,271)	$(12,717)

Acquisition of Honey Birdette
On June 28, 2021, we entered into a Share Purchase Agreement to acquire Honey Birdette, a company organized under the laws of Australia. Pursuant to the SPA, on August 9, 2021, we acquired all of the capital stock of Honey Birdette. Aggregate consideration for the acquisition consisted of approximately $233.4 million in cash and 2,155,849 shares of our common stock. The Closing Date per share price of our common stock of $26.57 resulted in total consideration transferred of $288.8 million. As a result of the transaction, Honey Birdette became our indirect, wholly-owned subsidiary.
On August 19, 2021, an additional 4,412 shares of Company common stock were issued to the Honey Birdette sellers pursuant to the terms of the FY21 true-up under the SPA.
The acquisition of the luxury lingerie brand Honey Birdette, with 58 stores across three continents (59 stores as of December 31, 2021), expands our brand portfolio with a new high-end franchise, and provides us with product design, sourcing and direct-to-consumer capabilities that we believe can be leveraged to accelerate the growth of our core apparel and sexual wellness businesses.
The following table presents the fair value of the consideration transferred in the acquisition of Honey Birdette (in thousands) at the closing of the acquisition. The amounts initially reported in Australian dollars, were translated into U.S. dollars using an exchange rate of $0.7356 as of the Closing Date.

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
The following table sets forth the final allocation of the purchase price for Honey Birdette to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from Honey Birdette (in thousands):

Net assets and liabilities:
Cash	$3,950
Inventory	16,015
Property and equipment	5,185
Other tangible net assets (liabilities)	(12,243)
Unfavorable leasehold interest, net	(1,690)
Trade name	77,238
Deferred tax liability	(23,046)
Total net assets acquired	65,409
Purchase consideration	288,790
Goodwill	$223,381
The estimated fair value of the assets and liabilities acquired was determined by our management. Honey Birdette’s inventory consists of merchandise finished goods, and its fair value was measured as net realizable value, or the selling price of the inventory less costs of disposal and a reasonable profit allowance for the selling effort. Trade name consists of the Honey Birdette trade name/domain, and its fair value was estimated using a relief-from-royalty method. The useful life of the Honey Birdette trade name was estimated to be 12 years. Unfavorable leasehold interest, net is due to the fair values of acquired lease contracts having contractual rents higher than fair market rents. This liability will be wound down as an offset to rent expense over the remaining contractual life of the acquired leases.
The updates to the estimated purchase price allocation in the fourth quarter of 2021 were primarily due to a decrease in inventory step up adjustment. The total acquisition consideration was greater than the fair value of the net assets acquired resulting in the recognition of goodwill of $223.4 million. The factors that make up the goodwill amount primarily pertain to the value of the expected synergies resulting in strengthening and expansion of our e-commerce and brick-and-mortar market positions.
The acquisition was a tax-free acquisition as we acquired the carryover tax basis of Honey Birdette’s assets and liabilities. As a result of the acquisition, we acquired estimated deferred tax liabilities of $23.0 million.
Honey Birdette’s operating results are consolidated with our operating results beginning on August 9, 2021. Therefore, our consolidated results of operations for the year ended December 31, 2021 may not be comparable to the same period in 2020. Honey Birdette’s results of operations included in our consolidated results of operations for the year ended December 31, 2021 are presented in the table below (in thousands):

Net revenues	$32,288
Costs and expenses:
Cost of sales	(14,445)
Selling and administrative expenses	(17,341)
Total costs and expenses	(31,786)
Operating income	502
Nonoperating income	559
Benefit (expense) from income taxes	2,162
Net income	$3,223

Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the year ended December 31, 2021 and 2020, as if the acquisition of Honey Birdette had occurred as of January 1, 2020. The unaudited pro forma financial information for the year ended December 31, 2021 and 2020 reflects (i) the increase in amortization expense based on fair value adjustments to the intangible assets acquired from Honey Birdette; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest, net acquired from Honey Birdette; (iii) interest expense associated with the borrowing of an additional $70.0 million under our New Credit Agreement used to partially finance the acquisition; (iv) amortization of the inventory fair value step-up adjustment; (v) tax adjustments calculated using an estimated blended statutory rate of 27.55% based on the predominant taxable jurisdictions of Honey Birdette; and (vi) certain adjustments to convert Honey Birdette’s consolidated income statements from IFRS to U.S. GAAP. Transaction costs incurred by us and Honey Birdette during the year ended December 31, 2021 were $9.0 million and $12.9 million, respectively. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Year Ended December 31,
	2021		2020
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$246,586	$292,708	$147,662	$201,524
Net loss	$(77,676)	$(67,772)	$(5,271)	$(15,931)

Acquisition of GlowUp
On October 22, 2021, we completed the acquisition (the “GlowUp Merger”) of GlowUp Digital Inc., a Delaware corporation (“GlowUp”), pursuant to that certain Agreement and Plan of Merger, dated as of October 15, 2021 (the “GlowUp Agreement”), by and among the Company, PB Global Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Dream Merger Sub”), GlowUp and Michael Dow, solely in his capacity as representative of the holders of the outstanding shares of GlowUp’s common stock and of the holders of the outstanding SAFEs (Simple Agreements for Future Equity) issued by GlowUp. At the effective time of the GlowUp Merger, the separate corporate existence of Dream Merger Sub ceased, and GlowUp survived the GlowUp Merger as a wholly-owned subsidiary of the Company under the name “Centerfold Digital Inc” ("Centerfold").
At the closing of the GlowUp Merger, in accordance with the terms of the GlowUp Agreement, including certain adjustments to the GlowUp Merger consideration determined as of the closing, (i) holders of GlowUp’s equity securities that are accredited investors became entitled to receive, in the aggregate, 548,034 shares of the Company’s common stock and (ii) holders of GlowUp equity securities that are non-accredited investors became entitled to receive, in the aggregate, $342,308 in cash. Pursuant to the GlowUp Agreement, the number of GlowUp Merger consideration shares was determined based on a price per share of $23.4624, which was the volume weighted average closing price per share of the Company’s common stock on the Nasdaq Global Market over the 10 consecutive trading day period ending on (and including) the trading day immediately preceding the execution of the GlowUp Agreement (i.e., October 14, 2021), representing aggregate closing consideration of approximately $13.2 million. In addition, $0.8 million in transaction expenses were paid by the Company on behalf of the sellers as of closing. Contingent consideration of up to an additional 664,311 shares of our stock and $0.4 million in cash in the aggregate may be issued or paid (as applicable) to GlowUp’s equity holders upon the release of the portion thereof held back in respect of indemnification obligations or the satisfaction of performance criteria, as applicable, pursuant to the terms of the GlowUp Agreement. The fair value of contingent consideration at closing was valued at $18.1 million, $9.2 million of which was classified as equity and $8.9 million was recorded in current liabilities. The closing date per share price of the Company’s common stock of $27.60 resulted in total consideration transferred valued at $34.4 million at closing.
The following table summarizes the fair value of the total consideration transferred in the acquisition of GlowUp at the closing of the acquisition (in thousands).

Cash consideration (including transaction expenses paid for sellers)	$1,142
Stock consideration	15,126
Contingent consideration	18,097
Total consideration transferred	$34,365
The acquisition-date fair value of the contingent consideration to be settled in shares or paid in cash (as applicable) to GlowUp’s equity holders upon the release of the portion thereof held back in respect of indemnification obligations or the satisfaction of performance criteria was determined based on the likelihood of issuing stock or paying cash related to the contingent clauses, as part of the consideration transferred. For contingent consideration to be settled in common stock, we use public market data to determine the fair value of the shares as of the acquisition date and on an ongoing basis. See Note 2, Fair Value Measurements, for subsequent measurements of these contingent liabilities.

The following table sets forth the preliminary allocation of the purchase price for GlowUp to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from GlowUp (in thousands):

Net assets and liabilities:
Developed technology	$2,300
Deferred tax liability	(538)
Total net assets acquired	1,762
Purchase consideration	34,365
Goodwill	$32,603
The estimated fair value of the assets and liabilities acquired was determined by our management. Developed technology has a useful life of three years.
The total acquisition consideration was greater than the fair value of the net assets acquired resulting in the recognition of goodwill of $32.6 million. The factors that make up the goodwill amount primarily pertain to the value of the expected synergies resulting in strengthening and expansion of our digital subscription positions.
The acquisition was a tax-free acquisition as we acquired the carryover tax basis of GlowUp’s assets and liabilities. As a result of the acquisition, we recorded estimated deferred tax liabilities of $0.5 million. Our estimate is preliminary and is subject to finalization and adjustment, which could be material, during the measurement period of up to one year from the acquisition date. During the measurement period, we will adjust the estimate if new information is obtained about facts or circumstances that existed as of the acquisition date that, if known, would have changed the estimate.
Centerfold’s operating results are consolidated with our operating results beginning on October 22, 2021. Therefore, our consolidated results of operations for the year ended December 31, 2021 may not be comparable to the same period in 2020. Centerfold’s results of operations included in our consolidated results of operations for the year ended December 31, 2021 did not have a material impact on our consolidated results of operations.
18. Accrued Salaries, Wages, and Employee Benefits
Our US Employee Investment Savings Plan is a defined-contribution plan consisting of two components: a 401(k) plan and a profit-sharing plan. Eligible employees may participate in our 401(k) plan upon their date of hire. The 401(k) plan offers several mutual fund investment options. The purchase of our stock has never been an option. We make matching contributions to the 401(k) plan based on each participating employee’s contributions and eligible compensation. The matching contribution expense related to this plan was $0.9 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. We are also party to an Australian contribution plan that requires contributions based on a percentage of annual compensation. Contributions to these plans totaled $0.9 million for the year ended December 31, 2021.
The profit-sharing plan covers all employees who have completed 12 months of service or at least 1,000 hours. Our discretionary contribution to the profit-sharing plan is distributed to each eligible employee’s account in an amount equal to the ratio of each eligible employee’s compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. We did not make any contributions to the plan during the years ended December 31, 2021 and 2020.
19. Related Party Transactions
During 2011, we entered into a management agreement with an affiliate of one of our stockholders for management and consulting services. Based on the terms of this agreement, management fees were $1.0 million per calendar year. We terminated this agreement in the first quarter of 2021 upon consummation of the Business Combination. We recorded management fees of $1.0 million for the year ended December 31, 2020, and $0.3 million for the year ended December 31, 2021. There were no amounts due to or due from this affiliate as of December 31, 2021 and December 31, 2020.
20. Segments
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Direct-to-Consumer segment derives revenue from sales of consumer products sold through third-party retailers, online direct-to-customer or brick-and-mortar through our recently acquired sexual wellness chain, Lovers, with 41 stores in five states (40 stores as of December 31, 2021), and lingerie company, Honey Birdette, with 58 stores in three countries, as disclosed in Note 17, Business Combinations (59 stores as of December 31, 2021). The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, from trademark licenses for online gaming and from sales of tokenized digital art and collectibles.

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
The following table sets forth financial information by reportable segment (in thousands):

	Year Ended December 31,
	2021	2020
Net revenues:
Licensing	$64,021	$61,142
Direct-to-consumer	147,848	64,116
Digital subscriptions and content	33,756	20,913
All other	961	1,491
Total	$246,586	$147,662
Operating income (loss):
Licensing	$47,477	$44,466
Licensing	(2,836)	(752)
Direct-to-consumer	7,882	9,478
Digital subscriptions and content	(121,955)	(38,462)
All other	580	(1,118)
Total	$(68,852)	$13,612
Depreciation and amortization:
Licensing	$(284)	$(606)
Licensing	(4,710)	(402)
Direct-to-consumer	(297)	(240)
Digital subscriptions and content	(2,000)	(808)
All other	—	(203)
Total	$(7,291)	$(2,259)
Goodwill:
Licensing	$—	$—
Direct-to-consumer	237,470	—
Digital subscriptions and content	33,107	504
Total	$270,577	$504
Geographic Information
Revenue by geography is based on where the customer is located. Long-lived assets, net includes property and equipment, net and operating lease right-of-use assets. The following tables set forth revenue and long-lived assets, net by geographic area as of and for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
Net revenues:	2021	2020
China	$43,535	$42,569
United States	152,410	76,365
Australia	21,379	4
UK	6,156	5,077
Other	23,106	23,647
Total	$246,586	$147,662

	December 31,
Long-lived assets:	2021	2020
Australia	$6,767	$—
United States	57,401	5,203
Other	1,023	—
Total	$65,191	$5,203

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on the evaluation performed as of December 31, 2021, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and Chief Financial Officer, and effected by such company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 due to the material weaknesses described below.

Excluded Acquisitions

Management’s evaluation of internal control over financial reporting as of December 31, 2021 excluded an evaluation of the internal control over financial reporting of our 2021 acquisitions identified below, as we continue to integrate certain business processes and systems of the acquired businesses. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such integration is complete. In reliance on interpretive guidance issued by the SEC, management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, internal control over financial reporting for the acquired companies identified below as of and for the year ended December 31, 2021, and will include its assessment of internal control over financial reporting for such acquired businesses in our Annual Report on Form 10-K for our fiscal year ending December 31, 2022. The excluded acquisitions are:

a.TLA Acquisition Corp., which we acquired in March 2021. TLA's total revenues of $44.7 million, or 18% of our consolidated revenues, and total assets of $36.4 million, or 4% of our consolidated total assets, are included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2021.
b.Honey Birdette (Aust.) Pty Ltd, which we acquired in August 2021. Honey Birdette’s total revenues of $32.3 million, or 13% of our consolidated revenues, and total assets of $327.6 million, or 35% of our consolidated total assets, are included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2021
c.GlowUp Digital Inc. (subsequently renamed Centerfold Digital Inc.), which we acquired in October 2021. Centerfold’s total revenues for the year ended December 31, 2021, included in the consolidated financial statements of the Company and its subsidiaries were immaterial and total assets were $34.9 million, or 4% of our consolidated total assets, as of December 31, 2021.

Material Weaknesses in Internal Control Over Financial Reporting

Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:

Control Environment, Risk Assessment, and Monitoring

We did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to: (i) lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Control Activities and Information and Communication

These material weaknesses contributed to the following additional material weaknesses within certain business processes and the information technology environment:

•We did not fully design, implement and monitor general information technology controls in the areas of program change management, user access, and segregation of duties for systems supporting substantially all of the Company’s internal control processes. Accordingly, the Company did not have automated process-level controls, and manual controls that are dependent upon the information derived from the IT systems are also determined to be ineffective.

•We did not design and implement, and retain appropriate documentation of formal accounting policies, procedures and controls across substantially all of the Company’s business processes to achieve timely, complete, accurate financial accounting, reporting, and disclosures. Additionally, we did not design and implement controls maintained at the corporate level which are at a sufficient level of precision to provide for the appropriate level of oversight of business process activities and related controls.

•We did not appropriately design and implement management review controls at a sufficient level of precision around complex accounting areas and disclosure including business combinations, income tax, digital assets, stock-based compensation and lease accounting.

•We did not appropriately design and implement controls over the existence, accuracy, completeness, and cutoff of inventory.

Further, although management did not conduct a formal assessment of internal controls over financial reporting, in connection with the integration of our 2021 acquisitions, as well as during the audit of the consolidated financial statements for the year ended December 31, 2021, management has identified material weaknesses in internal controls over financial reporting relating to our 2021 acquisitions:

•We did not fully design, implement and monitor general information technology controls in the areas of program change management, user access, and segregation of duties for systems supporting substantially all of the Company’s internal control processes related to our 2021 acquisitions.

•We did not design and implement, and retain appropriate documentation of formal accounting policies, procedures and controls across substantially all of the Company’s business processes related to our 2021 acquisitions to achieve timely, complete, accurate financial accounting, reporting, and disclosures.

•We did not appropriately design and implement controls over the existence, accuracy, completeness, and cutoff of inventory related to our 2021 acquisitions.

Although these material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

Remediation Efforts

We have begun the process of, and we are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•We hired additional qualified accounting resources and outside resources to segregate key functions within our financial and information technology processes supporting our internal controls over financial reporting.

•We are in the process of reassessing and formalizing the design of certain accounting and information technology policies relating to security and change management controls.

•We engaged an outside firm to assist management with (i) reviewing our current processes, procedures, and systems and assessing the design of controls to identify opportunities to enhance the design of controls that would address relevant risks identified by management, and (ii) enhancing and implementing protocols to retain sufficient documentary evidence of operating effectiveness of such controls.

In addition to implementing and refining the above activities, we expect to engage in additional remediation activities in fiscal year 2022, including:

•Continuing to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures.

•Complete the implementation of our new enterprise reporting software and other system integrations, and establish effective general controls over these systems to ensure that our automated process level controls and information produced and maintained in our IT systems is relevant and reliable

•Implementation of a new warehouse management system, and redesigning certain inventory process controls to increase the level of precision.

•Designing and implementing controls that address the completeness and accuracy of underlying data used in the performance of controls over accounting transactions and disclosures.

•Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.

•Developing monitoring controls and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, BDO USA, LLP, as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Except for material weaknesses as described above in this Item 9A, and the ongoing integration, of TLA, Honey Birdette GlowUp, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
PLBY Group, Inc.
Los Angeles, California

Opinion on Internal Control over Financial Reporting

We have audited PLBY Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated March 16, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Controls over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As indicated in the accompanying “Item 9A, Management’s Report on Internal Controls over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TLA Acquisition Corp. (“TLA”), Honey Birdette (Aust.) Pty Limited (“Honey Birdette”) and GlowUp Digital Inc. (“GlowUp”), which were acquired on March 1, 2021, August 9, 2021 and October 22, 2021, respectively, and which are included in the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. TLA, Honey Birdette and GlowUp constituted 4%, 35% and 4% of total assets, respectively, as of December 31, 2021, and 18%, 13% and 0% of total revenues, respectively, for the year ended December 31, 2021. Management did not assess the effectiveness of internal control over financial reporting of TLA, Honey Birdette and GlowUp because of the timing of the acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of TLA, Honey Birdette and GlowUp.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. These material weaknesses related to management’s failure to design and maintain effective controls over financial reporting, specifically related to the following: (1) entity-level controls impacting the control environment, risk assessment procedures, and monitoring controls to prevent or detect material misstatements to the consolidated financial statements; (2) general information technology controls related to program change management, user access, and segregation of duties for systems supporting substantially all of the Company’s internal control processes; (3) documentation of formal accounting policies, procedures and controls across all business processes as well as design and maintenance of controls at the corporate level at a sufficient level of precision; (4) design and implementation of management review controls at a sufficient level of precision over complex accounting areas and related disclosures, including business combinations, income tax, digital assets, stock-based compensation, and lease accounting; and, (5) the design and implementation of controls over the existence, accuracy, completeness and cutoff of inventory.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 16, 2022, on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Los Angeles, California

March 16, 2022

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders (or an amendment to this Annual Report on Form 10-K), which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to the compensation of our executive officers and directors will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders (or an amendment to this Annual Report on Form 10-K), which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of our securities by certain beneficial owners and our management and related stockholder matters will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders (or an amendment to this Annual Report on Form 10-K), which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to related party transactions and director independence will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders (or an amendment to this Annual Report on Form 10-K), which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information relating to the principal accounting services provided to the Company and the fees for such services will be included in the proxy statement for the 2022 annual meeting of the Company’s stockholders (or an amendment to this Annual Report on Form 10-K), which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
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
2.1*
Agreement and Plan of Merger, dated as of September 30, 2020, by and among Mountain Crest Acquisition Corp, MCAC Merger Sub Inc., Suying Liu and Playboy Enterprises, Inc. (incorporated by reference to Annex A to MCAC’s Preliminary Proxy Statement file with the SEC on November 9, 2020).

2.2*
Share Purchase Agreement, dated June 28, 2021, by and among PLBY Group, Inc., PLBY Australia Pty Ltd, Honey Birdette (Aust) Pty Limited, the sellers party thereto, and Ray Itaoui, as the sellers’ representative (incorporated by reference to Exhibit 2.1 of PLBY’s Current Report on Form 8-K filed with the SEC on June 29, 2021)

3.1	Second Amended and Restated Certificate of Incorporation of PLBY Group, Inc. (incorporated by reference to Exhibit 3.1 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
3.2	Amended and Restated Bylaws of PLBY Group, Inc. (incorporated by reference to Exhibit 3.2 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
4.1	Description of registered securities.
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

10.4
Amended and Restated Registration Rights Agreement, dated as of February 10, 2021, by and among PLBY Group, Inc., Suying Liu, Dong Liu, Nelson Haight, Todd Milbourn, Wenhua Zhang, RT-ICON Holdings LLC, and each of the other shareholders of Playboy Enterprises, Inc. whose names are listed on Exhibit A thereto (incorporated by reference to Exhibit 10.4 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.5
Investor Rights Agreement, dated as of February 10, 2021, by and among PLBY Group, Inc. and RT-ICON Holdings LLC (incorporated by reference to Exhibit 10.5 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.6	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.6 of MCAC’s Current Report on Form 8-K filed with the SEC on October 1, 2020).
10.7
Voting Agreement, dated as of February 10, 2021, by and among PLBY Group, Inc., RT-ICON Holdings LLC and Drawbridge Special Opportunities Fund LP (incorporated by reference to Exhibit 10.7 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.8†	PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).
10.9	Letter Agreement, dated June 4, 2020 by and between MCAC and Sunlight Global Investment LLC (incorporated by reference to Exhibit 10.6 of MCAC’s Form 8-K filed with the SEC on October 1, 2020).

Exhibit No.	Description
10.10
Investment Management Trust Agreement, dated June 4, 2020 by and between MCAC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of MCAC’s Form 8-K filed with the SEC on June 10, 2020).

10.11
Consent to Merger Transaction and Wavier to Credit Agreement, dated as of December 31, 2020, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., and Yandy Enterprises LLC (f/k/a Y Acquisition Co. LLC), DBD Credit Funding LLC, as Administrative Agent, and the Lenders whose signatories are affixed hereto (incorporated by reference to Exhibit 10.30 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.12
Agreement, dated January 10, 2021, by and between Playboy Enterprises, Inc. and CAA Brand Management, LLC (incorporated by reference to Exhibit 10.12 of PLBY’s Form S-1 (333-255585) filed with the SEC on April 28, 2021).

10.13
Form of Unit Purchase Option between MCAC and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.5 of MCAC’s Registration Statement on Form S-1 (333-238320) filed with the SEC on May 15, 2020).

10.14
Stock Purchase Agreement, dated September 30, 2020, by and among Sunlight Global Investment LLC, Suying Liu and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.12 of MCAC’s Form S-1/A filed with the SEC on February 4, 2021).

10.15
Credit Agreement, dated as of June 24, 2014, by and among Products Licensing LLC, DBD Credit Funding LLC, administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.9 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.16
First Amendment to the Credit Agreement, dated as of June 7, 2016, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.10 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.17
Second Amendment to the Credit Agreement, dated as of August 29, 2016, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.11 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.18
Third Amendment to the Credit Agreement, dated as of July 20, 2017, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.12 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.19
Fourth Amendment to the Credit Agreement, dated as of April 12, 2018, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.20
Fifth Amendment to the Credit Agreement, dated as of June 14, 2018, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.14 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.21
Sixth Amendment to the Credit Agreement, dated as of August 13, 2018, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.15 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.22
Seventh Amendment and Joinder to the Credit Agreement, dated as of December 24, 2018, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.16 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.23
Eighth Amendment to the Credit Agreement, dated as of March 15, 2019, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.17 of PLBY’s Form 8-K filed with the SEC on February 17, 2021).

10.24
Ninth Amendment and Joinder to the Credit Agreement, dated as of December 31, 2019, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., Y Acquisition Co. LLC, China Products Licensing, LLC., DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.18 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.25
Tenth Amendment to the Credit Agreement, dated as of March 27, 2020, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., Y Acquisition Co. LLC, China Products Licensing, LLC, Yandy Enterprises LLC., DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.19 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.26
Eleventh Amendment to the Credit Agreement and Waiver, dated as of January 4, 2021, by and among Products Licensing LLC, Playboy Enterprises International, Inc., Playboy Enterprises, Inc., Y Acquisition Co. LLC, China Products Licensing, LLC, Yandy Enterprises LLC., DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.20 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

Exhibit No.	Description
10.27
Commercial-Industrial Triple Net Lease, dated as of August 26, 2020, by and between Yandy Enterprises, LLC and 67 VB Owner, LP (incorporated by reference to Exhibit 10.21 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.28†
Offer Letter, dated as of December 20, 2012, by and between Playboy Enterprises, Inc. and David Israel, as amended on February 8, 2021 (incorporated by reference to Exhibit 10.22 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.29†
Employment Agreement, dated as of January 31, 2021, by and between Playboy Enterprises, Inc. and Ben Kohn (as assumed by PLBY Group, Inc.) (incorporated by reference to Exhibit 10.23 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.30†
Employment Agreement, dated as of February 10, 2021, by and between Playboy Enterprises, Inc. and Chris Riley (as assumed by PLBY Group, Inc.) (incorporated by reference to Exhibit 10.24 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.31†
Offer Letter, dated as of January 23, 2021, by and between Playboy Enterprises, Inc. and Florus Beuting, as amended on February 8, 2021 (incorporated by reference to Exhibit 10.25 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.32†
Form of Indemnification Agreement, by and between PLBY Group, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.33†	PLBY Group, Inc. Non-Employee Director Compensation Policy, effective February 10, 2021 (incorporated by reference to Exhibit 10.27 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).
10.34+
Product License Agreement, effective as of December 6, 2019, by and between Playboy Enterprises International, Inc. and New Handong Investment (Guangdong) Co., Ltd (incorporated by reference to Exhibit 10.28 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.35+
First Amendment, effective as of June 18, 2020, to the Product License Agreement, effective as of December 6, 2019, by and between Playboy Enterprises International, Inc. and New Handong Investment (Guangdong) Co., Ltd (incorporated by reference to Exhibit 10.29 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.36†	Employment Agreement, dated February 11, 2021, between PLBY Group, Inc. and Lance Barton (incorporated by reference to Exhibit 10.31 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).
10.37†	Form of Option/RSU Acknowledgement and Lock-up Agreement (incorporated by reference to Exhibit 10.32 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).
10.38†	Playboy Enterprises, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).
10.39†	Form of Stock Option Award Agreement under Playboy Enterprises, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).
10.40*+	Form of Aircraft Purchase Agreement, dated as of April 1, 2021 (incorporated by reference to Exhibit 10.1 of PLBY’s Form 8-K filed with the SEC on April 7, 2021).
10.41
Letter Agreement, dated July 22, 2020, by and between MCAC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.41 of PLBY’s Form S-1 (333-255585) filed with the SEC on April 28, 2021).

10.42
Joinder Agreement, dated September 30, 2020, by and among MCAC, Craig-Hallum Capital Group LLC and Roth Capital Partners LLC (incorporated by reference to Exhibit 10.42 of PLBY’s Form S-1 (333-255585) filed with the SEC on April 28, 2021).

10.43
Credit and Guaranty Agreement, dated as of May 25, 2021, entered into by and among Playboy Enterprises, Inc., the Company and certain subsidiaries of the Company, the lenders party thereto, and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2021).

10.44
Pledge and Security Agreement, dated as of May 25, 2021, entered into by and among Playboy Enterprises, Inc., the Company and certain subsidiaries of the Company, and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2021).

10.45
Amendment No. 1 to Credit and Guaranty Agreement, dated as of August 11, 2021, by and among PLBY, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 of PLBY’s Form 8-K filed with the SEC on August 11, 2021).

10.46*
Stock Purchase Agreement, dated January 31, 2021, by and between Playboy Enterprises, Inc. and TLA Acquisition Corp. (incorporated by reference to Exhibit 10.15 of PLBY' sForm 10-Q filed with the SEC on May 13, 2021).

10.47*
Agreement and Plan of Merger, dated October 15, 2021, by and among PLBY Group, Inc., PB Global Merger Sub Inc., GlowUp Digital Inc. and Michael Dow, solely as representative of the stockholders of GlowUp Digital Inc. (incorporated by reference to Exhibit 10.1 of PLBY's Form 8-K filed with the SEC on October 18, 2021).

Exhibit No.	Description
10.48	Form of Stock Option Award Agreement under PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan.
10.49	Form of Employee Restricted Stock Unit Award Agreement under PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan.
10.50	Form of Non-Employee Restricted Stock Unit Award Agreement under PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan.
10.51	Form of Performance-Based Restricted Stock Unit Award Agreement under PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan.
14.1
Code of Conduct and Ethics, adopted by PLBY Group, Inc.’s board of directors on February 10, 2021 (incorporated by reference to Exhibit 14.1 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

16.1	Letter from Marcum LLP to the SEC, dated as of February 16, 2021 (incorporated by reference to Exhibit 16.1 of PLBY's Form 8-K filed with the SEC on February 16, 2021).
16.2	Letter from Prager Metis CPAs LLP to the SEC, dated as of July 9, 2021 (incorporated by reference to Exhibit 16.1 of PLBY's Form 8-K filed with the SEC on July 9, 2021).
21.1	List of subsidiaries of PLBY Group, Inc.
23.1	Consent of Prager Metis CPAs LLP.
23.2	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
†Management contract or compensation plan or arrangement.
+ Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit pursuant to Item 601(b)(2) or 601(b)(10) of Regulation S-K, as applicable. The Company agrees to furnish to the SEC a copy of any omitted portions of the exhibit upon request.
^    This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
Item 16. Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLBY GROUP, INC.

Date: March 16, 2022	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (Principal executive officer)
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

Name	Title	Date

/s/ Ben Kohn	Chief Executive Officer, President and Director	March 16, 2022
Ben Kohn	(Principal executive officer)

/s/ Lance Barton	Chief Financial Officer	March 16, 2022
Lance Barton	(Principal financial officer)

/s/ Florus Beuting	Chief Accounting Officer	March 16, 2022
Florus Beuting	(Principal accounting officer)

/s/ Suhail Rizvi	Director	March 16, 2022
Suhail Rizvi

/s/ Tracey Edmonds	Director	March 16, 2022
Tracey Edmonds

/s/ James Yaffe	Director	March 16, 2022
James Yaffe