Form 10-K/A
period 2021-12-31
PLBY Group, Inc.
filed 2022-04-22
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $812 million based upon the closing price reported for such date on the Nasdaq Global Market. As of April 11, 2022, there were 45,221,175 shares of the registrant's common stock outstanding.

Auditor Name: BDO USA, LLP        Auditor Location: Los Angeles, CA        Auditor Firm ID: 243

TABLE OF CONTENTS
AMENDMENT NO. 1 TO PLBY GROUP, INC.'S ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2021

EXPLANATORY NOTE

On March 16, 2022, PLBY Group, Inc. (“PLBY,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

This Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

•amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;

•delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•include new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Capitalized terms used but not otherwise defined herein shall have the respective meanings ascribed to such terms in the Original Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table provide information regarding our executive officers and directors:

Name	Age	Position
Ben Kohn	48	Chief Executive Officer, President, and Director
Lance Barton	43	Chief Financial Officer
Florus Beuting	46	Chief Accounting Officer
Chris Riley	54	General Counsel and Secretary
Suhail Rizvi	56	Chairman of the Board
Tracey Edmonds	54	Director
Juliana F. Hill	53	Director
James Yaffe	61	Director

Ben Kohn has served as the Chief Executive Officer, President and a director of the Company since the Closing of the Business Combination in March 2021 and prior to that was the Chief Executive Officer, President and Chairman of Playboy Enterprises, Inc. since January 2018, was its interim CEO from May 2016 to December 2017, and served on the Board of Directors of Playboy since March 2011. From 2004 to December 2018, Mr. Kohn served as a Managing Partner at the private equity firm Rizvi Traverse where he led the successful buyouts of major media and entertainment companies, including taking Playboy private in 2011. Prior to that, Mr. Kohn was a Vice President at Angelo, Gordon & Co., where he focused on private equity and special situations, from 1998 to 2003. Mr. Kohn started his career at Cowen & Company, where he was an Analyst in the Mergers and Acquisitions group from 1996 to 1998. Mr. Kohn also serves on the Board of Directors for the performance rights organization, SESAC. He received a Bachelor of Science degree in management from Tulane University and a Master of Business Administration degree from Columbia University.

We believe Mr. Kohn’s tenure with, and extensive knowledge of, the Company, business experience and deep background in growth companies, mergers and acquisitions qualifies him to serve on our Board. In addition, his service as the Chief Executive Officer and as a director creates a critical link between our management and our Board.

Lance Barton has served as the Company’s Chief Financial Officer since February 2021. From 2014 to 2021, Mr. Barton served as Senior Vice President of Corporate Development and Investor Relations for Match Group, Inc. (Nasdaq: MTCH), where he created and led both the M&A and IR functions and previously served as GM of Match Asia. Mr. Barton joined Match Group from IAC/InterActiveCorp (Nasdaq: IAC) where he served as Vice President of M&A. He completed over 30 transactions during his 13 year tenure at Match Group and IAC, including the acquisitions of Hyperconnect, Hinge, PlentyOfFish, Meetic, OkCupid, Eureka (Pairs) and DailyBurn. Prior to joining IAC, Mr. Barton was an investment banker at Citigroup Global Markets and a systems engineer at Cisco Systems. He holds a bachelor’s degree in finance from Wichita State University and a Master of Business Administration degree from Columbia Business School.

Florus Beuting has served as the Company's Chief Accounting Officer since February 2021. From 2017 to 2021, Mr. Beuting served as Vice President and Controller for Fandango Media, LLC, a movie ticketing company, where he oversaw domestic and international accounting for Fandango's Ticketing and Video on Demand businesses. Prior to joining Fandago, Mr. Beuting served as Assistant Controller at Snap Inc., where he led the implementation of Snap's financial systems and helped facilitate its public company readiness. Previously, he worked at Leaf Group and Dole Food Company, Inc. in various accounting oversight roles, and began his career at Ernst & Young. Mr. Beuting holds a master's degree in International Business from Maastricht University and a master's degree in accounting from University of Notre Dame - Mendoza College of Business.

Chris Riley has served as the Company’s General Counsel and Secretary since February 2021, and prior to that was Playboy’s General Counsel and Secretary since January 2019. From August 2014 to January 2019, Mr. Riley was General Counsel and Secretary of Machinima, Inc., helping lead Machinima through its acquisition by Warner Bros. From June 2013 through August 2014, Mr. Riley was an equity partner in the corporate group at Bingham McCutchen LLP. Mr. Riley served as an outside legal consultant from March 2011 to June 2013 to several businesses, including Playdom, Disney Interactive and The Walt Disney Company. Mr. Riley held progressively senior in-house legal positions with Ticketmaster Entertainment, Inc. from March 2005 through March 2010, ultimately serving as its General Counsel, Senior Vice President and Secretary during Ticketmaster’s successful spin-off from IAC/InterActiveCorp and Ticketmaster’s merger with Live Nation, Inc. Prior to that, between 2002 and 2005, Mr. Riley was General Counsel and Vice President of Match.com and held various legal positions within other businesses controlled by IAC from 1999 to 2002. From 1997 to 1999, Mr. Riley was an associate in the corporate group at Gibson Dunn & Crutcher LLP, and from 1995 to 1997, at Sidley Austin LLP. Mr. Riley holds a law degree from Berkeley Law at the University of California, Berkeley, and a Bachelor or Arts degree in philosophy from the University of Michigan.

Suhail Rizvi has served as a director of the Company since February 2021 and prior to that was a director of Playboy since March 2011. Mr. Rizvi is co-founder and Chief Investment Officer of Rizvi Traverse Management, LLC (“Rizvi Traverse”), a private investment firm founded in 2004. Rizvi Traverse has invested over $3 billion in the last 15 years in a portfolio of private companies in the media & entertainment and technology sectors. The portfolio has included investments in International Creative Management (ICM), Summit Entertainment, Playboy, Facebook, Twitter, Square, SESAC, Flipboard, Snapchat, Vessel, SpaceX, Instacart, Planet Labs and RealD. Mr. Rizvi has served on the Board of Directors of Playboy since March 2011. Mr. Rizvi served on the Executive Board of The Wharton School of Business at the University of Pennsylvania from October 2006 to October 2019 and the Board of Directors of RealD, Inc. from March 2016 to October 2020. Mr. Rizvi earned his undergraduate degree at The Wharton School of Business at the University of Pennsylvania in 1988.

We believe Mr. Rizvi's more than 10 years as a director of Playboy and the Company, and over 26 years of private equity investing, operations and management experience, makes him well qualified to serve as the Chairman of our Board.

Tracey Edmonds has served as a director of the Company since February 2021. Ms. Edmonds has served as the Chief Executive Officer, President of Edmonds Entertainment since July 1996 through which she has produced groundbreaking and award-winning projects for television, film, music, and digital media. In 2019, Ms. Edmonds also founded the lifestyle, health and wellness media brand, AlrightNow.com for which she currently serves as Editor. From 2014 to 2017, Ms. Edmonds served as the Co-Host of ExtraTV for which she received an Emmy Award, Gracie Award, and Genie Award as Host. Ms. Edmonds has also served as the Co-Chair for the Producers Guild of America’s (PGA’s) annual Produced By Conference for the past six years. Previously, she served on the Board of Governors for the Producers Guild of America (PGA), the Board of Trustees for the American Film Institute, and the Board of Trustees for The Recording Industry Association of America®. Ms. Edmonds is also a member of the Academy of Motion Picture Arts and Sciences. She is a graduate of Stanford University and holds an Honorary Doctorate in Business from Southern University.

We believe Ms. Edmonds' over 25 years of experience in the entertainment industry, which is highly relevant to our business, and as an entrepreneurial executive makes her well qualified as a member of our Board.

Juliana F. Hill has served as a director of the Company since March 2022. Ms. Hill currently serves as the Manager of JFH Consulting LLC, which she founded in 2013 to provide financial and strategic advisory services. Since 2020, Ms. Hill has also served as a director of National Cinemedia, Inc. (Nasdaq: NCMI), the largest cinema advertising network in the United States, and serves as the Chair of its Audit Committee. From 2013 to 2019, Ms. Hill worked at iHeartMedia, Inc., formerly Clear Channel Communications, Inc., a digital media company, as the Senior Vice President of Liquidity and Asset Management, and also led a steering committee for the separation of iHeartMedia’s subsidiary, Clear Channel Outdoor Holdings. Prior to that, from 2000 to 2010, she worked as iHeartMedia’s Senior Vice President of Finance. Previously, Ms. Hill was an associate in US West Communications, Inc.’s executive development program and an audit manager at Ernst & Young LLP. Ms. Hill holds a Bachelor of Science degree in Accounting from Trinity University, and a Master of Business Administration degree from the Kellogg School of Management at Northwestern University. She is also a certified public accountant in the state of Texas.

We believe Ms. Hill’s experience as a financial executive and as a director and chairperson of a public company qualifies her to serve on our Board, to serve as chairperson of our Audit Committee and to provide guidance to our internal audit function and financial advice to our Board.

James Yaffe has served as a director of the Company since February 2021. Mr. Yaffe is the founder and Chief Executive Officer of TA:DA Holdings, LLC (“TA:DA”), an operational holding company that buys and invests in vocational education and coaching businesses founded in April 2019. TA:DA’s current active growth equity investments include Freeletics and Karat. Prior to TA:DA, Mr. Yaffe was a co-founder and Chief Strategy Officer at J2 Global, Inc. (“J2 Global”), running Strategy, M&A and Business Development from November 2011 to January 2019, and is currently a Senior Advisor to J2 Global’s Chief Executive Officer. J2 Global is a leading Internet information and services company consisting of a portfolio of brands including IGN, Mashable, Humble Bundle, Speedtest, PCMag, RetailMeNot, Everyday Health and What to Expect. In January 2011, Mr. Yaffe co-founded FUEL:M+C (Media+Commerce), which provides growth equity to later stage companies in digital media, commerce and data verticals, including investments in Maker Studios (sold to The Walt Disney Company), Bureau of Trade (sold to eBay Inc.), Vox, Simply Gum and Morgenstern’s Ice Cream. From 2008 to January 2011, Mr. Yaffe served as a Managing Partner of Windsor Media, which makes investments in early-stage technology-enabled media companies including Vice, Square and Scopely. Mr. Yaffe is currently on the board of directors of Backstage, LLC, Welltok, Inc. and is active on the Advisory Board of The Ross School of Business at the University of Michigan. Mr. Yaffe holds a Bachelor of Arts degree in economics, marketing and communications from the University of Michigan.

We believe Mr. Yaffe's many years as an investor, consultant, executive and board member with a range of companies brings invaluable experience to our Board.

Board Composition

The Company’s business affairs are managed under the direction of our Board. The Board consists of five members. The Board is divided into three classes, Class I, Class II and Class III, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders, to be held in 2022) serving a three-year term. The Company’s Board is divided into the following classes:

•Class I, which consists of Mr. Ben Kohn and Mr. Suhail Rizvi, who will be subject to re-election at the Company's annual meeting of stockholders to be held in 2022 for new terms that will expire at the Company’s annual meeting of stockholders to be held in 2024;

•Class II, which consists of Ms. Juliana Hill, who will be subject to election at the Company's annual meeting of stockholders to be held in 2022 for a new term that will expire at the Company’s annual meeting of stockholders to be held in 2025; and

•Class III, which consists of Ms. Tracey Edmonds and Mr. James Yaffe, whose terms will expire at the Company’s annual meeting of stockholders to be held in 2023.
At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of the Board may have the effect of delaying or preventing changes in the Company’s control or management. The Company’s directors may be removed for cause by the affirmative vote of the holders of a majority in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon; provided, however, that at any time when RT-ICON Holdings LLC (with its affiliates, “RT”) beneficially owns collectively, in the aggregate, less than 50% in voting owner of the stock of the Company entitled to vote generally in the election of directors, any such director or the entire Board may be removed only for cause and only by the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon.

Family Relationships

There are no family relationships between any of the Company’s directors or any of its executive officers.

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Tracey Edmonds, Juliana F. Hill and James Yaffe are each an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of our Common Stock by each non-employee director, and the transactions involving them described below in the section entitled “Certain Relationships and Related Transactions”.
Committees of the Board of Directors

The standing committees of the Board consist of an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.

Audit Committee

Ms. Edmonds, Ms. Hill and Mr. Yaffe serve on the Audit Committee of the Board, with Ms. Hill serving as the Chairperson of the Audit Committee. The Board determined that each of these individuals qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. The Board also determined that Ms. Hill qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. The Board has adopted a written charter for the Audit Committee, which is available on our corporate website at www.plbygroup.com. The information on our website is not part of this report.

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual report on Form 10-K;

•discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•discussing with management major risk assessment and risk management policies;

•monitoring the independence of the independent auditor;

•verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•reviewing and approving all related-party transactions;

•inquiring and discussing with management our compliance with applicable laws and regulations;

•pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•appointing or replacing the independent auditor;

•determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.
Compensation Committee

Ms. Edmonds, Ms. Hill and Mr. Yaffe serve on the Compensation Committee of the Board, with Ms. Edmonds serving as the Chairperson of the Compensation Committee. The Board determined that each of these individuals qualify as independent directors under the applicable Nasdaq listing standards. The Board has adopted a written charter for the Compensation Committee, which is available on our corporate website at www.plbygroup.com. The information on our website is not part of this report.

Pursuant to our Compensation Committee charter, the functions of the Compensation Committee include:

•reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•reviewing and approving the compensation of all of our other executive officers;

•reviewing our executive compensation policies and plans;

•implementing and administering our incentive compensation equity-based remuneration plans;

•assisting management in complying with our proxy statement and annual report disclosure requirements;

•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•producing a report on executive compensation to be included in our annual proxy statement; and

•reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
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

Corporate Governance and Nominating Committee

Ms. Edmonds, Ms. Hill and Mr. Yaffe serve on the Corporate Governance and Nominating Committee of the Board, with Mr. Yaffe serving as the Chairperson of the Corporate Governance and Nominating Committee. The Board determined that each of these individuals qualify as independent directors under the applicable Nasdaq listing standards. The Board has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.plbygroup.com. The information on our website is not part of this report.

Our Corporate Governance and Nominating Committee is responsible for, among other matters:

•identifying individuals qualified to become members of our Board, consistent with criteria approved by our Board;

•overseeing the organization of our Board to discharge the Board’s duties and responsibilities properly and efficiently;

•identifying best practices and recommending corporate governance principles; and

•developing and recommending to our Board a set of corporate governance guidelines and principles applicable to us.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Risk Oversight

Our Board is responsible for overseeing our risk management process. Our Board focuses on our general risk management strategy, the most significant risks facing us, and will oversee the implementation of risk mitigation strategies by management. Our Board is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Code of Conduct and Ethics

The Company has adopted a code of business conduct and ethics (the “Code”) that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Code is overseen by the Company compliance officer appointed by our Board. The Company expects that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The information on our website is not part of this report.

Director Compensation

Following the completion of the Business Combination, we adopted a director compensation program, the PLBY Group, Inc. Non-Employee Director Compensation Policy, effective February 10, 2021, which consists of both cash and equity components. We also currently reimburse our directors for their reasonable out-of-pocket expenses in connection with attending Board and committee meetings.

Our Non-Employee Director Compensation Policy provides that each non-employee director receives the following compensation for board of directors and committee services:

•an annual grant of equity with a fair market value as of the date of grant of $200,000, comprised of RSUs vesting on the earlier of the first anniversary date of the grant date or the date of the Company’s next regular annual meeting of stockholders following the grant date, subject to the non-employee director’s continued service on the Board through such vesting date; and

•an initial grant of equity on the date of a person’s initial appointment as a non-employee director with a fair market value as of the date of grant of $200,000, which vests in three equal installments on each of the first three anniversaries of the grant date, in each case subject to the non-employee director’s continued service on the Board through the applicable vesting date.

Non-employee directors are also required to retain ownership of at least 25% of the shares of common stock awarded to them and maintain such ownership until their departure from the Board.

Director Compensation Table

The following table sets forth information concerning the compensation paid to our directors who are not named executive officers during the year ended December 31, 2021. The compensation received by Mr. Kohn as an employee of our company is presented in “Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	All Other Compensation ($)(3)	Total ($)
Suhail Rizvi	—	1,083,577	606,866	1,690,443
Tracey Edmonds	—	1,083,577	—	1,083,577
James Yaffe	—	1,083,577	—	1,083,577
Suying Liu(1)	—	—	—	—
____________________________
(1)    Mr. Liu resigned as a director effective August 9, 2021, and his replacement was not appointed until March 2022.
(2)    The amounts in these columns reflect the aggregate grant date fair value of RSU awards, calculated in accordance with FASB ASC Topic 718.
(3)    The amount in this column for Suhail Rizvi’s 2021 compensation includes imputed compensation related to his use of our corporate aircraft. Mr. Rizvi was permitted reasonable personal use of our corporate aircraft in 2021 pursuant to a time-sharing agreement between Mr. Rizvi and us. Such agreement allows him to reimburse us for the incremental cost of his personal use of our corporate aircraft consistent with Federal Aviation Administration regulations. For purposes of valuing such incremental cost, we calculate incremental cost using a method that takes into account all variable costs, such as fuel, crew travel expenses, landing and parking fees and plane repositioning costs, less, in the case of Mr. Rizvi, any reimbursement received by us pursuant to the time-sharing agreement. Since we use our aircraft primarily for business travel, we do not include as part of incremental cost the fixed costs that do not change based on usage, such as pilot costs, the purchase or leasing costs of our aircraft and the cost of maintenance. The incremental cost, if any, of travel by Mr. Rizvi’s guests when accompanying him is included. Mr. Rizvi is responsible for the payment of any tax on any income imputed to him as a result of personal use of corporate aircraft and we do not provide him with income tax gross-up payments.

Item 11. Executive Compensation
Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “we,” “us,” “our” and other similar terms refer to Playboy and its consolidated subsidiaries prior to the Business Combination and to PLBY Group, Inc. and its consolidated subsidiaries after giving effect to the Business Combination.

Compensation Discussion and Analysis

The compensation provided to our named executive officers is detailed in the Summary Compensation Table, other tables and the accompanying footnotes, and narrative following this section. This compensation discussion and analysis summarizes the material aspects of our compensation programs that we provide to our named executive officers. Our named executive officers for 2021 were:

•Ben Kohn, Chief Executive Officer and President
•Lance Barton, Chief Financial Officer
•Chris Riley, General Counsel and Secretary
•Florus Beuting, Chief Accounting Officer
•David Israel, former Chief Financial Officer and former Chief Operating Officer

Our Board of Directors (the “Board”) has delegated to its Compensation Committee the authority and responsibility for reviewing, evaluating, and determining the compensation to be paid to executive officers, overseeing our compensation policies, and administering the compensation plans and programs for the Company.

General Compensation Philosophy and Objectives

Philosophy

Our mission is to create a culture where all people can pursue pleasure, which is rooted in the core values of equality, freedom of expression and the idea that pleasure is a fundamental human right. Such values inspire and guide us to move forward as we grow and take on new challenges. We believe staying true to these values will drive the long-term value we create in consumers’ lives. Our compensation philosophy aligns compensation with the Company’s business objectives and the creation of stockholder value, while enabling the Company to attract, motivate and retain individuals who contribute to the long-term success of the Company.

Today, we compensate our executive officers mostly with cash salaries and equity that vests over multiple years and/or upon the achievement of certain performance metrics. Our use of equity compensation encourages executives to operate like owners, linking their interests with the interests of our stockholders. As our company grows, we will continue to evaluate our compensation philosophy and programs to ensure they continue to meet our objectives.

Objectives

We designed our compensation program for all employees, including our named executive officers, to support four main objectives:

•recruit and retain the most talented people in a competitive market;
•reinforce our values, which serve to motivate our employees to deliver the highest level of performance;
•reward success when both our company and the individual succeed; and
•align employee and stockholder interests to share in long-term success.

Compensation-Setting Process

Compensation Committee’s Role

The Compensation Committee has overall responsibility for determining and/or approving the compensation of our executive officers, including our Chief Executive Officer. Members of the Compensation Committee are appointed by the Board. The Compensation Committee consists of three members of the Board: Tracey Edmonds, Juliana F. Hill and James Yaffe, none of whom is an executive officer of the Company and each of whom qualifies as an “independent director” under Nasdaq rules. Our Chief Executive Officer and other members of our management team provide input to the Compensation Committee.

Compensation Consultant’s Role

The Compensation Committee has the authority to engage the services of outside consultants. The Compensation Committee retained Semler Brossy Consulting Group, an independent national compensation consulting firm (“Semler Brossy”), in 2021 as its independent compensation consultant. Semler Brossy reports directly to the Compensation Committee.

In February 2021, our Compensation Committee reviewed Semler Brossy’s independence under applicable SEC and Nasdaq rules. Our Compensation Committee concluded that Semler Brossy is independent within the meaning of such rules and that its engagement did not present any conflict of interest.

Management’s Role

Management’s role is to make recommendations to the Compensation Committee regarding our compensation programs and policies, and to implement the programs and policies approved by the Compensation Committee. Our Chief Executive Officer makes recommendations to the Compensation Committee with respect to compensation for our executive officers, including our named executive officers, other than himself. The Compensation Committee considers our Chief Executive Officer’s recommendations, but ultimately has final approval of all compensation for our executive officers, including the types of award and specific amounts. All such determinations by our Compensation Committee are discretionary.

No executive officer participated directly in the final determinations regarding his or her own compensation package or was present during such determinations.

The Compensation Committee meets regularly in executive session. Our Chief Executive Officer is not present during Compensation Committee deliberations or votes on his compensation and shall recuse himself from sessions of the Board where it acts on his compensation.

Peer Group

We analyze market data for executive compensation periodically using the most relevant published survey sources, information available from public filings, and input from our compensation consultants. Our Compensation Committee requested that Semler Brossy perform a review of our peer group, considering appropriateness of the current peer companies and potential additions based on similarity in market capitalization size and industry. Based on those considerations and Semler Brossy’s review, our most recent peer group for executive compensation consists of the following companies:

Leaf Group Ltd.	Inter Parfums Inc.
SciPlay Corp.	Funko, Inc.
Yeti Holdings, Inc.	ZAGG Inc.
Oxford Industries Inc.	e.l.f. Beauty, Inc.
Glu Mobile Inc.	iMedia Brands, Inc.

We use the peer group as a general reference. In addition to the peer group, we also rely on the knowledge and experience of our Compensation Committee members and our management in determining the appropriate compensation for our executive officers.

Elements of Executive Compensation

Our current compensation program generally consists of the following components:

•base salary;
•annual bonuses;
•equity-based awards; and
•other benefits.

We combine these elements to formulate compensation packages that provide competitive pay, reward achievement of financial, operational, and strategic objectives, and align the interests of our executive officers with those of our stockholders. The overall use and weight of each compensation element is based on our subjective determination of the importance of each element in meeting our overall objectives, including motivating executive officers with an owner’s mentality.

Base Salary

The Compensation Committee determines base salaries of our executive officers, which are subject to review annually. The Compensation Committee may adjust executive officer base salaries, from time to time, to reflect changes in market conditions or other factors, and subject to the terms of any employment agreements.

The table below sets forth information regarding the year-end base salary amounts for 2021 for our named executive officers. Except for David Israel, the base salaries of all our named executive officers were established in 2021 pursuant to employment agreements (or amendments thereto) entered into with the Company in 2021.

Name	2021 Base Salary
Ben Kohn	$850,000
Lance Barton	$500,000
Chris Riley	$400,000
Florus Beuting	$325,000
David Israel(1)	$402,127
__________

(1)    David Israel served as our Chief Financial Officer & Chief Operating Officer through February 28, 2021. Commencing March 1, 2021, David Israel assumed the role of President, Sexual Wellness Operations, and Lance Barton assumed the role of Chief Financial Officer. As of March 1, 2021, we did not have a Chief Operating Officer position. As of August 2, 2021, Mr. Israel transitioned from the role of President, Sexual Wellness Operations to serving as an advisor to our Chief Executive Officer.

Annual Bonuses

The Company uses annual cash incentive bonuses for executive officers to tie a portion of their compensation to financial and operational objectives achievable within the applicable fiscal year. Each year, the Compensation Committee will select the performance targets, target amounts, target award opportunities and other term and conditions of annual cash bonuses for the executive officers, subject to the terms of any employment agreement. Following the end of each year, the Compensation Committee will determine the extent to which the performance targets were achieved and the amount of the award that is payable to the executive officers. See note 2 to the “Summary Compensation Table" below for additional details for bonuses paid to each named executive officer.

Stock-Based Awards

We use stock-based awards to reward long-term performance and incentivize future performance of our executive officers and other employees and service providers. We believe that providing a meaningful portion of the total compensation package in the form of stock-based awards aligns the incentives of our executive officers with the interests of our stockholders and motivates and helps retain our executive officers and other personnel. Stock-based awards are awarded under the PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan (the “2021 Plan”), which was approved by our stockholders in 2021.

We generally issue three forms of equity awards:

Restricted Stock Units (RSUs). RSUs represent the right to receive one share of Company common stock for each unit granted, subject to a continued service requirement, so the value of the RSUs is tied to the performance of the Company’s common stock. RSUs typically vest over multiple years, subject to continued service through each vesting date.

Performance-based Restricted Stock Units (PSUs). PSUs represent the right to receive one share of Company common stock for each unit granted, subject to a continued service requirement. Whereas the vesting of our RSUs is time-based, our PSUs vest upon the achievement of certain performance metrics determined at the time of the grant of the PSUs, subject to continued service through each vesting date. To date, all of our PSUs have had vesting based upon the achievement of certain share price targets by our common stock, as quoted on Nasdaq. As with our RSUs the value of the PSUs is tied to the performance of the Company’s common stock.

In October 2021, all of our named executive officers, except for Mr. Beuting and Mr. Israel, received a grant of PSUs that vest in four equal tranches arising upon the achievement of each of the following 30-day volume-weighted average prices for a share of our common stock: $20, $30, $40 and $50; provided that each such price is achieved on or prior to the seventh anniversary of the vesting start date (February 10, 2021) of such PSUs. The vesting start date was determined pursuant to the terms of our employment agreements with our named executive officers and is related to the closing date of the Business Combination. As of the grant date of such PSUs, the $20, $30, and $40 share price milestones had been achieved, resulting in such PSUs being 75% vested on the date of grant, with 25% of such PSUs still remaining unvested (subject to the 30-day volume-weighted average price of our stock achieving the $50 milestone). See the “2021 Grants of Plan-Based Awards” and "Outstanding Equity Awards at 2021 Fiscal Year-End" tables below for PSU grant details for each named executive officer.

Stock Options. Stock options are granted with an exercise price based on the market price of the Company’s common stock on the date of grant (as quoted on Nasdaq). The stock options will have value to our executive officers only if the fair market value of our common stock increases after the date of grant, which provides a strong incentive to our executive officers to increase stockholder value. Additionally, stock options typically vest over multiple years, subject to continued service through each vesting date. We view stock options as inherently performance-based and an effective tool to motivate our executive officers to build stockholder value and reinforce our position as a growth company.

The exact awards granted are not determined based on a specific formula, but rather through the exercise of judgment after considering various factors, including compensation provided to other executives with similar responsibilities, including in our peer group and within our company, the current unvested equity held by such executive officer, and the perceived retentive value of the proposed awards. We also consider each executive officer’s individual performance, including the results and contributions delivered during the year and how they align with our short-term and long-term goals, the executive’s leadership within the Company, the cash compensation received by the executive officer, and feedback received from the executive officer’s peers and team. See the “2021 Grants of Plan-Based Awards Table” below for the stock-based awards granted to our named executive officers in 2021.

Other Employee Benefits

Like other employees, our executive officers, including our named executive officers, are able to participate in our employee benefit and welfare plans, including life and disability insurance, medical and dental care plans, and a 401(k) plan. In 2021, we matched contributions made to our 401(k) plan by our employees up to 3.5% of their wages, including our named executive officers. All of the named executive officers participated in our 401(k) plan. In addition, our Chief Executive Officer is provided personal security services.

In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist our executives in the performance of their duties, to make our executive team more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits for executives will be subject to review and approval by the compensation committee.

Aircraft Matters

In April 2021, we acquired an aircraft. We cover all the operating, maintenance, and insurance costs, and taxes associated with the aircraft. The Board approved a Use of Corporate Aircraft Policy regarding the use of our aircraft by employees and other persons. We believe that the use of our aircraft by our executives and directors is frequently more efficient and flexible than commercial travel, and better ensures confidentiality and privacy for our business.

Ben Kohn, our Chief Executive Officer, and Suhail Rizvi, the Chairman of the Board, may use the aircraft for personal use pursuant to time-sharing agreements between us and each of them in accordance with the provisions of Federal Aviation Regulations 91.501(c). On such flights, Messrs. Kohn and Rizvi and guests are flown by pilots and crew members contracted through our service agreements. Messrs. Kohn and Rizvi reimburse us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d). When Mr. Kohn or Mr. Rizvi has family or guests accompanying them on business flights, they cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations. In 2021, the amount that could not be reimbursed to us was $0.8 million.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code limits the amount that we may deduct from our U.S. federal taxable income for compensation paid to persons who are “covered employees”, for purposes of Section 162(m), to $1 million per covered employee per year. While we are mindful of the benefit of full tax deductibility of compensation, we also value the flexibility of compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, we may approve compensation that may not be fully deductible.

No Tax Reimbursement of Parachute Payments and Deferred Compensation

We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2021, and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross-up” or other reimbursement.

Accounting Treatment

We account for stock-based compensation in accordance with the authoritative guidance set forth in ASC Topic 718, which requires companies to measure and recognize the compensation expense for all share-based awards made to employees and directors, including PSUs, RSUs, and stock options, over the period during which the award recipient is required to perform services in exchange for the award.

Compensation Policies and Practices as they Relate to Risk Management

Our management team and our Compensation Committee, with the assistance of our independent compensation consultants, each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our named executive officers. The risk assessment process includes, among other things, a review of our cash and equity incentive-based compensation plans to ensure that they are aligned with our company performance goals and ensure an appropriate balance between fixed and variable pay components and between short-term and long-term incentives. The base salary component of our compensation program is designed to provide income independent of our stock price performance so that employees will not focus exclusively on stock price performance to the detriment of other important business metrics. The annual bonus component is scored with discretion by the Compensation Committee so that short-term outcomes are not over-weighted in the final results. The equity-based component of our compensation program is primarily designed to reward employees evenly throughout their tenure, which we believe discourages employees from taking actions that focus only on specific periods. Furthermore, our executive officers typically receive a substantial portion of their equity in the form of PSUs and RSUs, and the RSUs do not require our stock price to be trading at certain price for the executive officer to realize value. Executive officer compensation is not tied to any singular performance metric. Additional controls, such as our Code of Conduct and related training, help further mitigate the risks of unethical behavior and inappropriate risk-taking.

Hedging and Pledging Prohibition

Our insider trading policy prohibits all employees (including our executive officers), members of our Board, and certain consultants, as well anyone living in such persons’ households, entities in which such persons serve as the general partner or in which they own or hold a controlling interest, trusts of which such persons are a trustee, settlor or beneficiary, estates of which such persons are an executor or beneficiary, or any other group or entity where such person has or shares with others the power to decide whether to buy Company securities, from engaging in derivative securities transactions, including hedging, pledging company securities as collateral, holding company securities in a margin account, or other inherently speculative transactions with respect to our capital stock.

Rule 10b5-1 Sales Plans

Our executive officers and members of our Board may adopt, but none have yet adopted, written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our capital stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades under parameters established by the individual when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time.

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

Compensation Committee Report

This report of the Compensation Committee is required by the SEC and, in accordance with the SEC’s rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act or the Exchange Act.

The compensation committee has reviewed and discussed the compensation discussion and analysis included in this Annual Report on Form 10-K/A with management and, based on such review and discussions, the compensation committee recommended to the Board that the compensation discussion and analysis be included in this Annual Report on Form 10-K/A.

PLBY GROUP, INC. Compensation Committee,
Tracey Edmonds (Chair)
Juliana F. Hill
James Yaffe

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)(3)	Total ($)
Ben Kohn Chief Executive Officer & President	2021	866,662	—	24,184,426	4,467,102	2,850,000	402,000	32,770,190
	2020	998,950	—	—	—	1,000,000	6,000	2,004,950
	2019	1,000,720	—	3,739,512	1,613,770	1,425,829	10,000	7,789,831
Lance Barton Chief Financial Officer	2021	411,962	—	15,555,997	1,763,786	250,000	2,000	17,983,745
	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—
Chris Riley General Counsel and Secretary	2021	392,046	—	5,004,402	433,957	500,000	8,300	6,338,705
	2020	346,065	—	—	—	175,000	10,000	531,065
	2019	312,500	—	—	252,728	202,000	10,000	777,228
Florus Beuting Chief Accounting Officer	2021	287,959	110,000	1,447,019	366,254	—	4,425	2,215,657
	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—
David Israel Former Chief Financial Officer & Former Chief Operating Officer(4)	2021	414,646	—	—	—	350,000	10,885	775,531
	2020	498,000	—	—	—	250,000	10,000	758,000
	2019	481,000	—	747,690	336,723	293,000	10,000	1,868,413
______________________
(1)    The amounts in these columns reflect the aggregate grant date fair value of restricted stock unit (or RSU) awards, performance-based restricted stock unit (or PSU) awards and option awards, in each case calculated in accordance with FASB ASC Topic 718.
(2)    The cash bonus amounts payable to each named executive officer for 2021 and 2020 performance were paid in cash in the first quarter of 2022 and 2021, respectively. The Committee determined not to provide performance-based cash bonuses to the named executive officers for 2021; however, Mr. Beuting did receive a cash bonus for 2021 that was paid in 2022 and is reflected in the "Bonus" column. The 2021 amounts for Messrs. Kohn, Barton and Riley includes cash bonuses in relation to the Business Combination which were paid in February 2021 following the completion of the Business Combination. The 2019 amount includes expense for the position of the 2019 bonus settled in RSUs.
(3)    The amount in this column represents Playboy’s matching contributions to the named executive officer’s 401(k) plan account and work from home stipend. In addition, the amount in this column for Ben Kohn’s 2021 compensation includes $0.18 million of imputed compensation related to personal security services provided to Mr. Kohn (representing the incremental cost to us for the personal security services provided to him) and $0.22 million of imputed compensation related to his use of our corporate aircraft. Mr. Kohn was permitted reasonable personal use of our corporate aircraft in 2021 pursuant to a time-sharing agreement between Mr. Kohn and us. Such agreement allows him to reimburse us for the incremental cost of his personal use of our corporate aircraft consistent with Federal Aviation Administration regulations. For purposes of valuing such incremental cost, we calculate incremental cost using a method that takes into account all variable costs, such as fuel, crew travel expenses, landing and parking fees and plane repositioning costs, less, in the case of Mr. Kohn, any reimbursement received by us pursuant to the time-sharing agreement. Since we use our aircraft primarily for business travel, we do not include as part of incremental cost the fixed costs that do not change based on usage, such as pilot costs, the purchase or leasing costs of our aircraft and the cost of maintenance. The incremental cost, if any, of travel by Mr. Kohn’s guests when accompanying him is included. Mr. Kohn is responsible for the payment of any tax on any income imputed to him as a result of personal use of corporate aircraft and we do not provide him with income tax gross-up payments.
(4)    Mr. Israel served as our Chief Financial Officer & Chief Operating Officer through February 28, 2021. Commencing March 1, 2021, Mr. Israel assumed the role of President, Sexual Wellness Operations, and Lance Barton assumed the role of Chief Financial Officer. As of March 1, 2021, we did not have a Chief Operating Officer position. As of August 2, 2021, Mr. Israel transitioned from the role of President, Sexual Wellness Operations to serving as an advisor to our Chief Executive Officer.

2021 Grants of Plan-Based Awards Table

The following table presents, for each of the named executive officers, information concerning each grant of an equity award made during the year ended December 31, 2021. This information supplements the information about these awards set forth in the 2021 Summary Compensation Table.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards (3)
Name(4)	Grant Date (1)	Type of Award	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (2) (#)	Maximum (#)
Ben Kohn	1/31/2021	NSO	—	—	—	—	—	—		965,944	10.52	4,467,102
	10/29/2021	PSU	—	—	—	—	1,056,375	—				21,645,124
	10/29/2021	RSU	—	—	—	—	—	—	90,431			2,539,302
Lance Barton	10/29/2021	NSO	—	—	—	—	—	—		148,342	28.08	1,763,786
	10/29/2021	PSU	—	—	—	—	528,187	—				10,822,552
	10/29/2021	RSU	—	—	—	—	—	—	168,570			4,733,446
Chris Riley	10/29/2021	NSO	—	—	—	—	—	—		36,590	28.08	433,957
	10/29/2021	PSU	—	—	—	—	190,147	—				3,896,112
	10/29/2021	RSU	—	—	—	—	—	—	39,469			1,108,290
Florus Beuting	10/29/2021	NSO	—	—	—	—	—	—		30,219	28.08	366,254
	10/29/2021	RSU	—	—	—	—	—	—	51,532			1,447,019
______________________

(1)    The vesting schedule for each award is set for in the “Outstanding Equity Awards at 2021 Fiscal Year-End” table below.
(2)    The shares underlying PSUs vest in 25% increments upon achievement of certain 30-day volume-weighted average price milestones for a share of our common stock.
(3)     In accordance with SEC requirements, these amounts reflect the aggregate grant date fair value based upon achievement of the target performance goal, excluding the effect of estimated forfeitures. The amounts reported do not reflect compensation actually received by the named executive officers.
(4)    Mr. Israel was not granted any equity awards during the year ended December 31, 2021.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table presents, for each of the named executive officers, information regarding outstanding stock options (“NSOs”), RSUs and PSUs held as of December 31, 2021.

			Option Awards				Stock Awards
Name	Grant Date	Type of Award	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Option (#) UnExercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(¹)
Ben Kohn	03/20/19	NSO	948,322		3.35	3/20/29
	01/31/21	NSO		965,944	10.52	1/31/31
	10/29/21	PSU					264,094	7,035,464
	10/29/21	RSU					90,431	2,409,082
Lance Barton	10/29/21	NSO		148,342	28.08	10/29/31
	10/29/21	PSU					132,047	3,517,732
	10/29/21	RSU					168,570	4,490,705
Chris Riley	03/20/19	NSO	134,570		3.35	3/20/29
	10/29/21	NSO		36,590	28.08	10/29/31
	10/29/21	PSU					47,537	1,266,386
	10/29/21	RSU					39,469	1,051,454
Florus Beuting	10/29/21	NSO		30,219	28.08	10/29/31
	10/29/21	RSU					51,532	1,372,812
David Israel	03/20/19	NSO	189,610		3.35	3/20/29
__________
(1)    Amounts in this column reflect the aggregate fair market value of the RSUs and PSUs, on December 31, 2021, based on the fair market value per share on such date of $26.64.

Option Exercises and Stock Vested

The following table presents, for each of the named executive officers, the number of shares of our common stock acquired upon exercise of options and the number of shares of our common stock underlying PSUs and RSUs which vested during 2021 and the aggregate value realized upon the exercise of options and vesting of PSUs and RSUs.

		Option Awards		Stock Awards
Name(6)	Type of Award	Number of Shares Acquired Upon Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired Upon Vesting (#)	Value Realized Upon Vesting ($)(¹)
Ben Kohn(2)	PSU			792,281	22,247,251
	RSU			1,082,950	14,446,553
Lance Barton(3)	PSU			396,140	11,123,611
Chris Riley(4)	PSU			142,610	4,004,489
	RSU			5,233	69,808
David Israel(5)	RSU			219,532	2,928,557
_________
(1)    The aggregate value realized upon the vesting of shares underlying PSUs and RSUs represents the aggregate market price of the shares of our common stock on the date of vesting.
(2)    Mr. Kohn’s PSU shares vested on October 29, 2021, and the closing price of our common stock on that date was $28.08 per share. Mr. Kohn’s legacy Playboy RSUs were assumed by the Company in connection with the Business Combination and were fully vested upon the consummation of the Business Combination. All of such RSUs are to be settled in 2022 in accordance with the terms of the Merger Agreement. For Playboy grants which were assumed by the Company and fully vested upon the completion of the Merger on February 10, 2021, the value is calculated using the $13.34 per share closing price of our common stock on such date.
(3)    Mr. Barton’s PSU shares vested on October 29, 2021, and the closing price of our common stock on that date was $28.08 per share.
(4)    Mr. Riley’s PSU shares vested on October 29, 2021, and the closing price of our common stock on that date was $28.08 per share. Mr. Riley’s legacy Playboy RSUs were assumed by the Company in connection with the Business Combination and were fully vested upon the consummation of the Business Combination. All of such RSUs are to be settled in 2022 in accordance with the terms of the Merger Agreement. For Playboy grants which were assumed by the Company and fully vested upon the completion of the Merger on February 10, 2021, the value is calculated using the $13.34 per share closing price of our common stock on such date.
(5)    Mr. Israel’s legacy Playboy RSUs were assumed by the Company in connection with the Business Combination and were fully vested upon the consummation of the Business Combination. All of such RSUs were settled in 2022 in accordance with the terms of the Merger Agreement. For Playboy grants which were assumed by the Company and fully vested upon the completion of the Merger on February 10, 2021, the value is calculated using the $13.34 per share closing price of our common stock on such date.
(6)    Mr. Beuting did not have any vested equity awards during the year ended December 31, 2021.

Estimate of Potential Payments Upon Termination or Change in Control

The amounts estimated in the table below assume that the relevant triggering event (a termination of employment or change in control, as applicable) occurred on December 31, 2021 and are based on the terms of the applicable employment agreements and equity award agreements that were in effect on that date. The table assumes that any equity awards that vest in connection with the applicable triggering event that are subject to performance conditions are earned at the target level of performance within the applicable period except as may be noted otherwise, and values equity awards based on the closing price of a share of our common stock on December 31, 2021 of $26.64.

Name and Principal Position	Type of Payment(1)	Termination for Death or Disability ($)(2)	Termination for Cause or Without Good Reason ($)	Termination Without Cause or for Good Reason Absent a Change in Control ($)(3)	Termination Without Cause or for Good Reason in Connection with a Change in Control ($)(3)
Ben Kohn Chief Executive Officer & President	Cash Severance	1,700,000	—	4,675,000	5,525,000
	Equity Severance	—	—	17,980,099	25,015,563
	Other Benefits	—	—	63,055	63,055
Lance Barton Chief Financial Officer	Cash Severance	300,000	—	1,050,685	1,075,685
	Equity Severance	—	—	6,678,749	10,196,481
	Other Benefits	—	—	63,005	63,005
Chris Riley General Counsel and Secretary	Cash Severance	320,000	—	1,040,000	1,140,000
	Equity Severance	—	—	1,592,254	2,858,640
	Other Benefits	—	—	59,275	59,275
Florus Beuting Chief Accounting Officer	Cash Severance	—	—	162,500	162,500
	Equity Severance	—	—	—	—
	Other Benefits	—	—	21,018	21,018
David Israel Former Chief Financial Officer & Former Chief Operating Officer	Cash Severance	—	—	586,208	586,208
	Equity Severance	—	—	—	—
	Other Benefits	—	—	—	—
_____________________
(1)    The “Other Benefits” rows reflect the cost of COBRA coverage. The “Cash Severance” rows includes executive's annual target bonus and most recent pro-rated bonus where applicable. Pro-rated bonus assumes maximum bonus payout based on number of days the named executive was employed during the fiscal year in which the date of termination occurred.
(2)    Assumes death or disability as of December 31, 2021 and maximum bonus payout.
(3)    Equity severance in this columns reflects the acceleration of equity grants that vest after December 31, 2021.

Employment Agreements

Kohn Option Grant and Employment Agreement

On January 31, 2021, Playboy granted Ben Kohn an option to purchase 172,393 shares of Playboy common stock at an exercise price of $58.89 per share (the “Pre-Closing Option”), which has been assumed by the Company in connection with the closing of the Business Combination and converted into an option to purchase 965,944 shares of common stock of the Company at an exercise price of $10.52 per share in accordance with the conversion mechanics for other outstanding options described in the Merger Agreement. The Pre-Closing Option will generally vest as follows, subject to Mr. Kohn’s continued employment or service as a director through the applicable vesting date: 1/3 on the first anniversary of the closing of the Business Combination and ratably in 24 monthly installments thereafter.

Playboy has entered into an employment agreement with Mr. Kohn in connection with his continued employment as our Chief Executive Officer and President, which became effective upon, and has been assumed by the Company in connection with, the closing of the Merger (the “Kohn Employment Agreement”). The Kohn Employment Agreement provides for an annual base salary equal to $850,000 and that Mr. Kohn is eligible to earn an annual cash bonus (with a target amount equal to 100% of his base salary and maximum of 200% of his base salary).

The Kohn Employment Agreement provides that Mr. Kohn will be granted the following equity grants during his employment: (1) for the 2021 fiscal year, a Company equity award with a grant date fair value for financial accounting purposes equal to $2,000,000, comprised of 50% stock options and 50% restricted stock units; (2) beginning in 2022 and for each fiscal year thereafter, an annual Company equity award with a target grant date fair value for financial accounting purposes equal to $2,000,000, which may include performance-based grants; and (3) following the closing of the Merger, a special grant of performance-based restricted stock units (the “Initial PSUs”) that if earned will settle in a target percentage of approximately 2.5% of the fully diluted common stock of the Company outstanding on the date of grant (including certain executive level equity awards granted at the time of and shortly after the Business Combination) and a special grant of time-based restricted stock units (the “Initial RSUs”) that if earned will settle in a target percentage equal to (x) 2.5% of the fully diluted common stock of the Company (determined in the same manner as the Initial PSUs), minus (y) the percentage of the fully diluted common stock of the Company (determined in the same manner) represented by the Pre-Closing Option. The Initial PSUs will vest upon the Company’s achievement of each of the following 30-day volume weighted average stock price milestones: $20, $30, $40 and $50, and the Initial RSUs will vest in three equal installments on each of the first three anniversaries of the closing of the Business Combination, in each case subject to Mr. Kohn’s continued employment or service as a director through the applicable vesting dates.

Mr. Kohn’s employment agreement provides that in addition to being eligible to participate in our standard benefit plans, he will be provided with a company-paid life insurance policy with a death benefit equal to $25 million and a company-paid disability insurance policy with an annualized benefit of not less than $5 million.

If Mr. Kohn’s employment is terminated without cause or he resigns for good reason (as such terms are defined in Mr. Kohn’s employment agreement), he will be entitled to the following: (i) a severance payment equal to 1.5 times the sum of his then-current base salary and target annual bonus, payable over 18 months (or, if such termination occurs within 24 months following a change in control (as defined in the employment agreement), 2.5 times the sum of his then-current base salary and target annual bonus, payable over 30 months); (ii) a pro-rated bonus for the year of termination; (iii) our reimbursement or direct payment of COBRA continuation coverage premiums for up to 18 months following the date of termination; (iv) accelerated vesting of 100% of Mr. Kohn’s then-outstanding non-performance-based equity awards; and (v) continued vesting of certain outstanding performance based equity awards for a period of time following such termination based on actual performance (provided that, if such termination occurs within 24 months following a change in control, 100% of the then-outstanding Initial PSUs will vest in full). In each case, the severance payments described above are subject to Mr. Kohn’s execution and non-revocation of a general release of claims against us and our affiliates.

Mr. Kohn’s employment agreement also includes certain restrictive covenants, including a non-solicitation of employees covenant for a period of 12 months following termination of his employment and standard confidentiality and invention assignment provisions.

Riley Employment Agreement

On February 10, 2021, Playboy entered into an employment agreement with Mr. Riley in connection with his employment as the Company’s General Counsel and Secretary, which became effective upon, and was assumed by the Company in connection with, the Business Combination (the “Riley Employment Agreement”). The Riley Employment Agreement provides for an annual base salary equal to $400,000 and that Mr. Riley is eligible to earn an annual cash bonus (with a target amount equal to 80% of his base salary).

The Riley Employment Agreement provides that Mr. Riley will be granted the following equity grants during his employment: (1) beginning in 2022 and for each fiscal year thereafter, an annual equity award with a target grant date fair value for financial accounting purposes equal to $700,000, which may include performance-based grants, (2) a special grant of Initial PSUs that if earned will settle in a target percentage of approximately 0.45% of the fully diluted common stock of the Company outstanding on the date of grant (including certain executive level equity awards granted at the time of and shortly after the Business Combination) and (3) a special grant of Initial Options to purchase a target percentage of 0.18% of the fully diluted common shares outstanding on the date of grant (determined in the same manner as the Initial PSUs). If the fair market value of a share of common stock on the grant date is greater than the fair market value of a share of common stock on February 10, 2021, then a portion of the Initial Options will be converted into a number of time-based restricted stock units (the “Make-up RSUs”) equal to (x) the difference between the fair market value per share of our common stock on the grant date minus the fair market value per share of such stock on February 10, 2021, multiplied by (y) the number of Initial Options, divided by (z) the fair market value per share of our common stock on the grant date. The Initial PSUs will vest upon the Company’s achievement of each of the following 30 day volume weighted average stock price milestones: $20, $30, $ 40 and $50, the Initial Options will vest 1/3 on the first anniversary of February 10, 2021 and then monthly in 24 equal installments thereafter, and the Make-up RSUs, if any, will vest in three equal installments on each of the first three anniversaries of February 10, 2021, in each case subject to Mr. Riley’s continued employment through the applicable vesting dates.

The Riley Employment Agreement provides that in addition to being eligible to participate in our standard benefit plans, Mr. Riley will be provided with a company-paid life insurance policy with a death benefit equal to $10 million and a company-paid disability insurance policy with an annualized benefit of not less than $2.5 million.

If Mr. Riley’s employment is terminated without cause or he resigns for good reason (as such terms are defined in the Riley Employment Agreement), he will be entitled to the following: (i) a severance payment equal to the sum of his then-current base salary and target annual bonus, payable over 12 months (or, if such termination occurs within 24 months following a change in control (as defined in the Riley Employment Agreement), 1.25 times the sum of his then-current base salary and target annual bonus, payable over 15 months); (ii) a pro-rated bonus for the year of termination; (iii) our reimbursement or direct payment of COBRA continuation coverage premiums for up to 18 months following the date of termination; and (iv) accelerated vesting of 100% of Mr. Riley’s then-outstanding non-performance based annual equity awards (and, if such termination occurs within 12 months of February 10, 2021, 1/3 of the Initial Options — and, if applicable, 1/3 of the Make-up RSUs — will become immediately vested) and continued vesting of certain outstanding performance based equity awards for a period of time following such termination based on actual performance (provided that, if such termination occurs within 24 months following a change in control, 100% of the then-outstanding Initial PSUs will vest in full and the Initial Options will become immediately vested and exercisable). In each case, the severance payments described above are subject to Mr. Riley’s execution and non-revocation of a general release of claims against us and our affiliates.

The Riley Employment Agreement also includes certain restrictive covenants, including a non-solicitation of employees covenant for a period of 12 months following termination of Mr. Riley’s employment and standard confidentiality and invention assignment provisions.

Barton Employment Agreement

In connection with Mr. Barton’s appointment as Chief Financial Officer, we entered into an employment agreement, dated February 11, 2021, with Mr. Barton (the “Barton Employment Agreement”).

The Barton Employment Agreement provides for an annual base salary equal to $500,000 and that Mr. Barton is eligible to earn an annual cash bonus (with a target amount equal to 60% of his base salary). In addition, Mr. Barton received a signing bonus of $250,000 (which was subject to recoupment by the Company on a pro rata basis in the event of certain terminations of employment prior to the first anniversary of his employment commencement date).

The Barton Employment Agreement provides that Mr. Barton will be granted the following equity grants during his employment: (1) beginning in 2022 and for each fiscal year thereafter, an annual equity award with a target grant date fair value for financial accounting purposes equal to $1,000,000, which may include performance-based grants, (2) the Initial PSUs that if earned will settle in a target percentage of approximately 1.25% of the fully diluted common stock of the Company outstanding on the date of grant (including certain executive level equity awards granted around the same time) and (3) the Initial Options to purchase a target percentage of 0.75% of the fully diluted Company common shares outstanding on the date of grant (determined in the same manner as the Initial PSUs). If the fair market value of a share of Company common stock on the grant date is greater than the fair market value of a share of Company common stock on Mr. Barton’s employment commencement date (or signing date if the employment commencement date occurs within 3 weeks of signing), then a portion of the Initial Options will be converted into a number of Make-up RSUs equal to (x) the difference between the fair market value per share of Company common stock on the grant date minus the fair market value per share of such stock on the employment commencement date (or signing date, as applicable), multiplied by (y) the number of Initial Options, divided by (z) the fair market value per share of Company common stock on the grant date. The Initial PSUs will vest upon the Company’s achievement of each of the following 30 day volume weighted average stock price milestones: $20, $30, $40 and $50, the Initial Options will vest 1/3 on the first anniversary of Mr. Barton’s employment commencement date and then monthly in 24 equal installments thereafter, and the Make-up RSUs, if any, will vest in three equal installments on each of the first three anniversaries of the employment commencement date, in each case subject to Mr. Barton’s continued employment or service as a director through the applicable vesting dates.

The Barton Employment Agreement provides that in addition to being eligible to participate in our standard benefit plans, Mr. Barton will be provided with a company-paid life insurance policy with a death benefit equal to $10 million and a company-paid disability insurance policy with an annualized benefit of not less than $2.5 million.

If Mr. Barton’s employment is terminated without cause or he resigns for good reason (as such terms are defined in the Barton Employment Agreement), he will be entitled to the following: (i) a severance payment equal to the sum of his then-current base salary and target annual bonus, payable over 12 months (or, if such termination occurs within 3 months prior to or 24 months following a change in control (as defined in the Barton Employment Agreement), 1.25 times the sum of his then-current base salary and target annual bonus, payable over 15 months (or in a lump sum if compliant with tax rules)); (ii) a pro-rated bonus for the year of termination; (iii) our reimbursement or direct payment of COBRA continuation coverage premiums for up to 18 months following the date of termination; and (iv) accelerated vesting of 100% of Mr. Barton’s then-outstanding non-performance based annual equity awards (and, if such termination occurs within 12 months of Mr. Barton’s employment commencement date, 1/3 of the Initial Options — and, if applicable, 1/3 of the Make-up RSUs — will become immediately vested) and continued vesting of certain outstanding performance based equity awards for a period of time following such termination based on actual performance (provided that, if such termination occurs within 3 months prior to or 24 months following a change in control, 100% of the then-outstanding Initial PSUs will vest in full and the Initial Options will become immediately vested and exercisable). In each case, the severance payments described above are subject to Mr. Barton’s execution and non-revocation of a general release of claims against us and our affiliates.

The Barton Employment Agreement also includes certain restrictive covenants, including a non-solicitation of employees covenant for a period of 12 months following termination of Mr. Barton’s employment and standard confidentiality and invention assignment provisions.

Beuting Offer Letter

On January 23, 2021, Playboy issued an offer letter to Mr. Beuting in connection with his employment as the our Chief Accounting Officer, which became effective upon February 8, 2021 (the “Beuting Offer Letter”). The Beuting Offer Letter provides for an annual base salary equal to $325,000 and that Mr. Beuting is eligible to earn an annual cash bonus (with a target amount equal to 30% of his base salary).

The Beuting Offer Letter provides that in addition to being eligible to participate in our standard benefit plans, Mr. Beuting will be provided with a company-paid life insurance policy, medical insurance and 401(k) benefits.

If Mr. Beuting’s employment is terminated without cause or he resigns for good reason, he will be entitled to the following: (i) severance payments over the next six months equal to then-current base salary; (ii) our reimbursement of COBRA payments for six months; and (iii) most recent earned but unpaid bonus, if any.

The Beuting Offer Letter also includes certain restrictive covenants, including a non-solicitation of employees covenant for a period of 12 months following termination of Mr. Beuting’s employment.

David Israel Offer Letter

Playboy is party to an offer letter, dated December 20, 2012, with Mr. Israel (the “Israel Offer Letter”), which offer was subsequently amended by mutual agreement on February 8, 2021 and August 2, 2021. The Israel Offer Letter provided for an initial base salary of $480,000 per year through July 31, 2021, and an amended annual base salary of $293,104 for the period of August 1, 2021 through December 31, 2023. As of the date of the last amendment of the Israel Offer Letter, Mr. Israel ceased to be eligible to receive any annual bonus. The Israel Offer Letter provides that in addition to being eligible to participate in our standard benefit plans, Mr. Israel will be provided with a company-paid life insurance policy, medical insurance and 401(k) benefits. The Israel Offer Letter also provides that if Mr. Israel’s employment with us is terminated without cause, he will be eligible to receive the value of the $293,104 base salary from the date of such termination through December 31, 2023, which amount will be payable in installments on normal payroll dates, provided he enters into a release of claims in a form to be approved by us.

Equity Incentive Plans

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants, and directors with the financial interests of our stockholders. In addition, we believe that our ability to grant equity-based awards helps us to attract, retain, and motivate employees, consultants, and directors, and encourages them to devote their best efforts to our business and financial success.

Treatment of Outstanding Equity Awards in the Business Combination

In connection with the Business Combination, all outstanding options and RSUs under our 2018 Equity Incentive Plan (including the unvested options and RSUs held by the named executive officers as described in the “Outstanding Equity Awards at 2021 Fiscal Year-End” table below) became fully vested. Each outstanding option was assumed by the Company and automatically converted into an option to purchase shares of Company common stock, and each outstanding RSU was terminated and will be settled in shares of Company common stock in 2022. On February 9, 2021, our stockholders approved the 2021 Plan, which became effective upon the closing of the Business Combination. The 2021 Plan will govern equity-based awards to be granted by the Company following the consummation of the Merger. After the effective date of the 2021 Plan, no further awards have been granted under the 2018 Equity Incentive Plan.

401(k) Plan and Similar Plans

We maintain a safe harbor 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. Currently, we make a match of each participant’s contribution up to 3.5% of the participant’s compensation. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their own contributions and our matching contributions vest after the completion of two years of employment with us by the participant. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.

Similar plans outside the United States, some of which are government mandated, cover employees of certain of our international subsidiaries. Several of these plans allow us to match, on a voluntary basis, a portion of the employee contributions.

Pension Benefits

Other than our 401(k) plan, our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2021.

Non-qualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2021.

Pay Ratio Disclosure

Pursuant to Instructions 7 and 8 to Regulation S-K Item 402(u), as the Company ceased to be a smaller reporting company and emerging growth company as of December 31, 2021, the Company is not required to provide pay ratio disclosure until after its 2022 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of April 11, 2022 by:

•each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of shares of our common stock;
•each of the executive officers and directors of the Company; and
•all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 11, 2022. Company stock issuable upon exercise of options and warrants currently exercisable or exercisable within 60 days of April 11, 2022 are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

The beneficial ownership of our common stock is based on 45,221,175 shares of our common stock issued and outstanding as of April 11, 2022.
Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners(1)	Number of Shares of Company Common Stock	% of Outstanding Shares
5% Holders
Rizvi Traverse Management, LLC(2)	10,766,082	23.8%

Executive Officers and Directors
Ben Kohn(3)	2,998,709	6.3%
Lance Barton(4)	309,998	*
Chris Riley(5)	243,443	*
Florus Beuting(6)	17,916	*
Suhail Rizvi(2)(7)	10,766,082	23.8%
Tracey Edmonds(8)	6,874	*
Juliana F. Hill	—	*
James Yaffe(9)	21,867	*
All Executive Officers and Directors of the Company as a group (8 individuals)	14,364,889	29.9%
*Less than 1%.
(1)Unless otherwise noted, the business address of each of the following entities or individuals is 10960 Wilshire Blvd., Suite 2200, Los Angeles California 90024.
(2)Represents 7,069,064 shares of common stock held by Rizvi Opportunistic Equity Fund II, L.P. ("ROEF II"), 279,128 shares of common stock held by Rizvi Traverse Partners II, LLC ("RTP II"), 3,344,588 shares of common stock held by other funds (the "funds") controlled by Rizvi Traverse Management, LLC ("Rizvi Traverse"), 51,434 shares of common stock held by other entities controlled by Mr. Suhail Rizvi, and 21,868 shares in respect of RSUs held by Mr. Rizvi which have vested or are scheduled to vest within 60 days of April 11, 2022. Does not include 15,625 unvested RSUs held by Mr. Rizvi as they do not vest within 60 days of April 11, 2022. Rizvi Traverse GP II, LLC ("RT GP II") is the general partner of ROEF II. Rizvi Traverse Management II, LLC ("RTM II") is the manager of RTP II. Mr. Suhail Rizvi is a manager of RT GP II and RTM II. Mr. Rizvi and Mr. John Giampetroni are the managers of Rizvi Traverse. Each of RT GP II, RTM II, and Rizvi Traverse may be deemed to be the beneficial owner of the shares of common stock beneficially owned by such entities, but each disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Each of Rizvi Traverse and Messrs. Rizvi and Giampetroni may be deemed to be the beneficial owner of the shares of common stock beneficially owned by Rizvi Traverse, but each disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The address of Rizvi Traverse and its affiliates, including Messrs. Rizvi and Giampetroni, is c/o Rizvi Traverse Management, LLC, 801 Northpoint Parkway, Suite 129, West Palm Beach, FL 33407.

(3)Consists of 419,321 shares of common stock held by Mr. Kohn, 50,000 shares of common stock held directly by Cold Springs Trust, of which Mr. Kohn is a beneficiary, 50,000 shares of common stock held directly by Bircoll Kohn Family Trust, for which Mr. Kohn is a trustee and a controlling person, 18,315 shares of common stock held directly by Woodburn Dr LP, an entity controlled by Mr. Kohn, 1,347,980 shares of common stock that Mr. Kohn has the right to acquire within 60 days of April 11, 2022 through the exercise of options, and 1,113,093 shares of common stock that Mr. Kohn has the right to acquire as of April 11, 2022 upon the settlement of RSUs. Does not include shares beneficially owned by Rizvi Traverse, of which Mr. Kohn may have an indirect pecuniary interest of less than 1% as a result of non-controlling equity interests held by Mr. Kohn in affiliates of Rizvi Traverse, 60,288 shares issuable upon the settlement of RSUs that will occur more than 60 days from April 11, 2022, 264,094 shares of common stock issuable upon the settlement of PSUs that may occur more than 60 days from April 11, 2022 or 566,286 shares of common stock that Mr. Kohn has the right to acquire through the exercise of options that will vest more than 60 days from April 11, 2022. Mr. Kohn disclaims beneficial ownership of the shares owned by Cold Springs Trust, Bircoll Kohn Family Trust and Woodburn Dr LP, except to the extent of his pecuniary interest therein.
(4)Consists of 196,124 shares of common stock, 56,190 shares of common stock that Mr. Barton has the right to acquire as of April 11, 2022 upon the settlement of RSUs and 57,684 shares of common stock that Mr. Barton has the right to acquire within 60 days of April 11, 2022 through the exercise of stock options. Does not include 112,380 shares issuable upon the settlement of RSUs that will occur more than 60 days from April 11, 2022, 132,047 shares of common stock issuable upon the settlement of PSUs that may occur more than 60 days from April 11, 2022 or 90,658 shares of common stock that Mr. Barton has the right to acquire through the exercise of stock options that will vest more than 60 days from April 11, 2022.
(5)Consists of 75,240 shares of common stock, 18,389 shares of common stock that Mr. Riley has the right to acquire as of April 11, 2022 upon the settlement of RSUs and 149,814 shares of common stock that Mr. Riley has the right to acquire within 60 days of April 11, 2022 through the exercise of stock options. Does not include 26,313 shares issuable upon the settlement of RSUs that will occur more than 60 days from April 11, 2022, 47,537 shares of common stock issuable upon the settlement of PSUs that may occur more than 60 days from April 11, 2022 or 21,346 shares of common stock that Mr. Riley has the right to acquire through the exercise of stock options that will vest more than 60 days from April 11, 2022.
(6)Consists of 6,326 shares of common stock, 2,147 shares of common stock that Mr. Beuting has the right to acquire as of April 11, 2022 upon the settlement of RSUs and 9,443 shares of common stock that Mr. Beuting has the right to acquire within 60 days of April 11, 2022 through the exercise of stock options. Does not include 35,429 shares issuable upon the settlement of RSUs that will occur more than 60 days from April 11, 2022 or 20,776 shares of common stock that Mr. Beuting has the right to acquire through the exercise of stock options that will vest more than 60 days from April 11, 2022.
(7)Mr. Rizvi, a member of the Company’s Board, is a manager of Rizvi Traverse. Mr. Rizvi disclaims beneficial ownership of all shares held by Rizvi Traverse referred to in footnote (2) above, except to the extent of any pecuniary interest therein.
(8)Consists of 4,997 shares of common stock and 1,877 shares of common stock that Ms. Edmonds has the right to acquire as of April 11, 2022 upon the settlement of RSUs within 60 days of April 11, 2022. Does not include 15,627 shares of common stock issuable upon the settlement of RSUs that will occur more than 60 days from April 11, 2022.
(9)Consists of 19,990 shares of common stock and 1,877 shares of common stock that Mr. Yaffe has the right to acquire as of April 11, 2022 upon the settlement of RSUs within 60 days of April 11, 2022. Does not include 15,627 shares of common stock issuable upon the settlement of RSUs that will occur more than 60 days from April 11, 2022.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to the shares of the Company’s common stock that may be issued under its 2018 and 2021 equity plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(¹)	Weighted average exercise price of outstanding options, warrants and rights (b)(²)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,804,392	$7.77	2,064,147
Equity compensation plans not approved by security holders	—	—	—
Total	7,804,392		2,064,147

(1) Consists of 2,133,179 vested restricted stock units not yet settled, 1,331,031 vested performance-based restricted stock units not yet settled, 585,075 unvested and outstanding restricted stock units, 544,036 unvested and outstanding performance-based restricted stock units and 3,211,071 issued and outstanding options to purchase 3,211,071 shares of Company common stock, all of which were granted under our 2018 Plan and 2021 Plan.
(2)    Excludes restricted stock units and performance-based restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Management Services Agreement

On January 9, 2011, Playboy entered into a Management Services Agreement, between Icon Acquisition Holding, Inc. and RTM-ICON LLC, an affiliate of RT-ICON Holdings LLC. Based on the terms of such agreement, management fees were $1.3 million per calendar year. Playboy recorded management fees and reimbursable costs of approximately $0.3 million, $1.0 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Management Services Agreement was terminated effective upon the Closing of the Business Combination.

Agreements Relating to the Merger

Support Agreement

In connection with the execution of the Merger Agreement, the Initial Stockholders each entered into a Support Agreement with Playboy (the "Support Agreement"), pursuant to which each of the Initial Stockholders agreed to vote all shares of MCAC common stock beneficially owned by them in favor of each of the proposals included in the Company’s Proxy Statement in connection with the Business Combination, to use their reasonable best efforts to take all actions reasonably necessary to consummate the Business Combination and to not take any action that would reasonably be expected to materially delay or prevent the satisfaction of the conditions to the Business Combination set forth in the Merger Agreement. In addition, each of the Initial Stockholders also agreed that it would not sell, assign or otherwise transfer any of the Insider Shares unless the buyer, assignee or transferee executes a joinder agreement to the Support Agreement. We agreed that we would not register any sale, assignment or transfer of the Insider Shares on our transfer ledger (book entry or otherwise) that is not in compliance with the Support Agreement.

Stock Purchase Agreement

In connection with the execution of the Merger Agreement, MCAC, Sponsor, Suying Liu and Playboy entered into the Insider Stock Purchase Agreement (the “Insider Stock Purchase Agreement”), pursuant to which Playboy purchased 700,000 shares of common stock (the “Initial Shares”) from Sponsor. Pursuant to the Insider Stock Purchase Agreement, MCAC caused the Initial Shares to be transferred on the books and records of MCAC to Playboy upon the Closing, and no additional Insider Shares were transferred to Playboy. The Initial Shares have been deemed treasury stock of the Company since the completion of the Business Combination.

Amended and Restated Registration Rights Agreement

The Initial Stockholders, as holders of Insider Shares and Private Units, as well as Chardan as a holder of Private Units (and underlying securities) and any shares the Initial Stockholders may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to the registration rights agreement that was entered into at the time of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the shares of common stock were to be released from escrow. The holders of a majority of the units or shares issued in payment of working capital loans made to us prior to the Business Combination could elect to exercise these registration rights at any time. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On February 10, 2021, MCAC entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), by and among (i) PLBY, (ii) Suying Liu, Dong Liu, Nelson Haight, Todd Milbourn, and Wenhua Zhang, with respect to the Insider Shares, Private Units and any securities issuable upon conversion of working capital loans made to MCAC they owned at Closing, and (iii) RT-ICON Holdings LLC, a Delaware limited liability company (“RT-ICON”), and each of the other shareholders of Playboy whose names are listed on Exhibit A thereto (collectively with RT-ICON, the “Playboy Stockholders”), with respect to (x) consideration issued in the Merger, (y) any other outstanding common stock or other equity security issued or issuable upon on the exercise of any other equity security of the Company as of the closing of the Merger, and (z) any other equity security of the Company issued or issuable with respect to any such shares of common stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization.

The A&R Registration Rights Agreement requires the Company to, among other things, file a resale shelf registration statement with the SEC on behalf of the Initial Stockholders and the Playboy Stockholders no later than 60 days after the Closing (the “Filing Deadline”). The Company was required to use its commercially reasonable efforts to have the registration statement declared effective no later than 30 days following the Filing Deadline (60 days if the registration statement is reviewed by the SEC). The shelf registration statement was declared effective by the SEC on May 10, 2021.

The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Insider Shares can elect to exercise these demand registration rights at any time commencing three months prior to the date on which the Insider Shares are to be released from escrow pursuant to the IPO Escrow Agreement (as defined in the A&R Registration Rights Agreement). The holders of a majority of shares of common stock issued in lieu of payment of working capital loans made to MCAC, could elect to exercise these demand registration rights at any time. The Playboy Stockholders could elect to exercise these registration rights at any time commencing three months prior to the first possible date on which the restrictions on transfer lapsed under the Lock-up Agreement, as described below. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Business Combination. The demand and piggy-back registration rights provided therein are subject to underwriter cutbacks and issuer blackout periods. The Company has paid, and will pay, certain fees and expenses relating to the registrations under the A&R Registration Rights Agreement.

Investor Rights Agreement

At the Closing, the Company and RT-ICON entered into an Investor Rights Agreement pursuant to which, following the Closing Date, RT-ICON has the right, but not the obligation, to nominate to the Board a number of designees equal to (i) three directors, if and so long as RT-ICON and its affiliates beneficially own, in the aggregate, 50% or more of the shares of common stock, (ii) two directors, in the event that RT-ICON and its affiliates beneficially own, in the aggregate, 35% or more, but less than 50%, of the shares of common stock and (iii) one director, in the event that RT-ICON and its affiliates beneficially own, in the aggregate, 15% or more, but less than 35%, of the shares of common stock (in each case, subject to proportional adjustment in the event that the size of the Board is increased or decreased following the Closing). RT-ICON will also have the right to appoint the chairman of the Board so long as RT-ICON and its affiliates beneficially own, in the aggregate, 15% or more of the shares of common stock. The Investor Rights Agreement also provides RT-ICON with certain additional rights, based on its ownership levels, related to Board committee memberships, Board vacancies, size of the Board and actions related to certain amendments to the Company’s Second Amended and Restated Certificate of Incorporation and bylaws.

Lock-up Agreement

In connection with the completion of the Business Combination, the Playboy stockholders agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, any shares of Company common stock held by it (such shares, the “Lock-up Shares”) immediately after the effective time of the Merger, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such shares of Company common stock issued and outstanding or securities convertible into or exercisable or exchangeable for shares of Company common stock, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the earlier of (x) the date that is 12 months after the closing of the Business Combination, and (y) if, subsequent to such closing, such date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of Company common stock for cash, securities or other property. Notwithstanding the foregoing, if the volume weighted average price of the shares of Company common stock equals or exceeds $14.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period, fifty percent (50%) of the Lock-up Shares shall be released from the lock-up to the holder, which was achieved as of April 12, 2021. The lock-up restrictions under the Lock-Up Agreement fully expired as of February 10, 2022.

Director Voting Agreement

At the closing of the Business Combination, the Company entered into a Director Voting Agreement with certain of the Playboy stockholders pursuant to which they each agreed to vote all shares of Company common stock owned by them to elect and maintain in office Suying Liu as a member of Class II of the Board as set forth in the Company’s Second Amended and Restated Certificate of Incorporation until the second annual meeting of stockholders held after the Closing. However, on August 9, 2021, Mr. Liu voluntarily resigned from the Board with no further intention of serving as a director of the Company.

Participation in the PIPE Investment

On September 30, 2020, RT PE Investment LLC, an entity owned by Mr. Suhail Rizvi, a then-director of Playboy and the Company’s current Chairman, and Mr. Ben Kohn, a then-director and Chief Executive Officer of Playboy and now a director of the Company and its Chief Executive Officer and President, entered into a Subscription Agreement to purchase 100,000 PIPE Shares in the PIPE Investment for an aggregate purchase price of $1,000,000. RT PE Investment participated in the PIPE Investment on the same terms as the other PIPE Investors. On March 19, 2021, RT PE Investment was dissolved and the PIPE Shares purchased by it were distributed to its members: 50,000 shares of which were distributed to Rizvi Master, LLC, an entity controlled by Mr. Rizvi, and 50,000 shares of which were distributed to the Bircoll Kohn Family Trust, of which Mr. Kohn is a trustee and a controlling person.

Time-Sharing Agreements for Corporate Aircraft

On October 4, 2021, Playboy Enterprises International, Inc., a wholly-owned subsidiary of the Company, entered into a aircraft Time-Sharing Agreement (the “Time-Sharing Agreement”) with each of Ben Kohn, our Chief Executive Officer, and Suhail Rizvi, our Chairman of the Board. The Time-Sharing Agreement governs use of our corporate aircraft (“Corporate Aircraft”) by Messrs. Kohn and Rizvi for personal trips and provides that they will use such Corporate Aircraft and pay us an amount equal to the aggregate actual expenses of each personal use flight based on the variable costs of the flight, with the amount of such lease payments not to exceed the maximum payment level established under Federal Aviation Administration rules. In 2021, the amount that could not be reimbursed to us by Mr. Kohn was approximately $0.2 million and by Mr. Rizvi was approximately $0.6 million.

Related Person Transaction Policy

The Company has adopted a related person transaction policy that sets forth its procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of the Company’s policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of the Company’s voting securities and any of their respective immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, the Company’s management must present information regarding the related person transaction to the Company’s audit committee, or, if audit committee approval would be inappropriate, to another independent body of the Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, the Company will collect information that the Company deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable the Company to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Company’s Code of Conduct, the Company’s employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, the Company’s Audit Committee, or other independent body of the Board, will take into account the relevant available facts and circumstances including, but not limited to:

•the risks, costs and benefits to the Company;

•the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•the availability of other sources for comparable services or products; and

•the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.
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

Item 14. Principal Accounting Fees and Services

The following table presents fees billed for professional audit services and other services rendered to us by our independent registered public accounting firm for the years ended December 31, 2021 and 2020. BDO USA, LLP ("BDO") has served as our independent registered public accounting firm for the fiscal year ended December 31, 2021. Prior to the completion of the Business Combination, the independent registered public accounting firm of Playboy (the accounting acquirer in the Business Combination) for the fiscal year ended December 31, 2020 was Prager Metis CPAs LLP ("Prager").

	2021	2020
Audit Fees(1)	$1,392,000	$696,000
Tax Fees(2)	25,000	—
Total	$1,417,000	$696,000

(1)    Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, reviews of our quarterly interim financial statements, services in connection with the acquisition audits, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)    Tax fees consist of fees billed for professional services relating to an Internal Revenue Code Section 382 study.

Pre-Approval of Audit and Non-Audit Services

The charter for our Audit Committee requires that the Audit Committee pre-approve all audit services to be provided to us, whether provided by our principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable SEC rules.

Since the completion of the Business Combination, all BDO and Prager services and fees have been pre-approved by the Audit Committee. Prior to the Business Combination, all of the services listed in the table above provided to Playboy were approved by Playboy in accordance with its policies and practices then in effect.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)    Financial statements (see Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K).

(b)    Consolidated Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

(c)    Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.
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

Exhibit No.	Description
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

10.46*
Stock Purchase Agreement, dated January 31, 2021, by and between Playboy Enterprises, Inc. and TLA Acquisition Corp. (incorporated by reference to Exhibit 10.15 of PLBY' s Form 10-Q filed with the SEC on May 13, 2021).

10.47*
Agreement and Plan of Merger, dated October 15, 2021, by and among PLBY Group, Inc., PB Global Merger Sub Inc., GlowUp Digital Inc. and Michael Dow, solely as representative of the stockholders of GlowUp Digital Inc. (incorporated by reference to Exhibit 10.1 of PLBY's Form 8-K filed with the SEC on October 18, 2021).

10.48
Form of Stock Option Award Agreement under PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 of PLBY's Form 10-K filed with the SEC on March 16, 2022).

Exhibit No.	Description
10.49
Form of Employee Restricted Stock Unit Award Agreement under PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.49 of PLBY's Form 10-K filed with the SEC on March 16, 2022).

10.50
Form of Non-Employee Restricted Stock Unit Award Agreement under PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.50 of PLBY's Form 10-K filed with the SEC on March 16, 2022).

10.51
Form of Performance-Based Restricted Stock Unit Award Agreement under PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.51 of PLBY's Form 10-K filed with the SEC on March 16, 2022).

14.1
Code of Conduct and Ethics, adopted by PLBY Group, Inc.’s board of directors on February 10, 2021 (incorporated by reference to Exhibit 14.1 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

16.1	Letter from Marcum LLP to the SEC, dated as of February 16, 2021 (incorporated by reference to Exhibit 16.1 of PLBY's Form 8-K filed with the SEC on February 16, 2021).
16.2	Letter from Prager Metis CPAs LLP to the SEC, dated as of July 9, 2021 (incorporated by reference to Exhibit 16.1 of PLBY's Form 8-K filed with the SEC on July 9, 2021).
21.1	List of subsidiaries of PLBY Group, Inc. (incorporated by reference to Exhibit 21.1 of PLBY's Form 10-K filed with the SEC on March 16, 2022).
23.1	Consent of Prager Metis CPAs LLP (incorporated by reference to Exhibit 23.1 of PLBY's Form 10-K filed with the SEC on March 16, 2022).
23.2	Consent of BDO LLP (incorporated by reference to Exhibit 23.2 of PLBY's Form 10-K filed with the SEC on March 16, 2022).
24.1	Power of Attorney (included on the signature page of the Original Form 10-K).
31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Original Form 10-K.

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Original Form 10-K.

31.3
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to this Amendment.

31.4
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to this Amendment.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Original Form 10-K.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Original Form 10-K.
32.3	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to this Amendment.
32.4	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to this Amendment.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Item 16. Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PLBY GROUP, INC.

Date: April 22, 2022	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (Principal executive officer)