Form 10-Q
period 2022-03-31
PLBY Group, Inc.
filed 2022-05-10
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of May 4, 2022 was 45,221,175.

i

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Net revenues	$69,378	$42,680
Costs and expenses
Cost of sales	(28,900)	(19,032)
Selling and administrative expenses	(31,230)	(27,937)
Related party expenses	—	(250)
Other operating expenses	(2,359)	—
Total costs and expenses	(62,489)	(47,219)
Operating income (loss)	6,889	(4,539)
Nonoperating expense:
Interest expense	(4,050)	(3,297)
Other (expense) income, net	(80)	745
Total nonoperating expense	(4,130)	(2,552)
Income (loss) before income taxes	2,759	(7,091)
Benefit from income taxes	2,784	2,094
Net income (loss)	5,543	(4,997)
Net income (loss) attributable to PLBY Group, Inc.	$5,543	$(4,997)
Net income (loss) per share, basic and diluted	$0.12	$(0.17)
Weighted-average shares used in computing net income (loss) per share, basic	45,913,694	29,823,273
Weighted-average shares used in computing net income (loss) per share, diluted	47,585,644	29,823,273
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$5,543	$(4,997)
Other comprehensive income:
Foreign currency translation adjustment	7,510	—
Other comprehensive income	7,510	—
Comprehensive income (loss)	$13,053	$(4,997)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,945	$69,245
Restricted cash	2,280	2,211
Receivables, net of allowance for credit losses	15,695	14,129
Inventories, net	38,779	39,881
Prepaid expenses and other current assets	19,306	13,416
Total current assets	109,005	138,882
Restricted cash	3,737	4,030
Property and equipment, net	26,811	26,445
Operating right of use assets	37,259	38,746
Digital assets, net	4,320	6,836
Goodwill	277,046	270,577
Other intangible assets, net	418,696	418,444
Contract assets, net of current portion	16,434	17,315
Other noncurrent assets	14,256	14,132
Total assets	$907,564	$935,407
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,050	$20,577
Accrued salaries, wages, and employee benefits	3,610	4,623
Deferred revenues, current portion	8,451	11,036
Long-term debt, current portion	3,220	2,808
Contingent consideration	17,937	36,630
Operating lease liabilities, current portion	9,507	9,697
Other current liabilities and accrued expenses	26,065	32,417
Total current liabilities	83,840	117,788
Deferred revenues, net of current portion	33,035	42,532
Long-term debt, net of current portion	225,176	226,042
Deferred tax liabilities, net	88,400	91,208
Operating lease liabilities, net of current portion	33,773	35,534
Other noncurrent liabilities	96	20
Total liabilities	464,320	513,124
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 45,817,605 shares issued and 45,117,605 shares outstanding as of March 31, 2022; 42,996,191 shares issued and 42,296,191 shares outstanding as of December 31,2021	4	4
Treasury stock, at cost, 700,000 shares as of March 31, 2022 and December 31, 2021	(4,445)	(4,445)
Additional paid-in capital	594,257	586,349
Accumulated other comprehensive income (loss)	3,785	(3,725)
Accumulated deficit	(150,149)	(155,692)
Total stockholders’ equity	443,452	422,491
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$907,564	$935,407
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	42,296,121	$4	$(4,445)	$586,349	$(3,725)	$(155,692)	$422,491
Shares issued in connection with options exercise, net exercised	342,661	—	—	1,369	—	—	1,369
Shares issued in connection with employee stock plans	2,475,511	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	3,312	—	—	125	—	—	125
Stock-based compensation expense and vesting of restricted stock units	—	—	—	6,414	—	—	6,414
Other comprehensive income	—	—	—	—	7,510	—	7,510
Net income	—	—	—	—	—	5,543	5,543
Balance at March 31, 2022	45,117,605	$4	$(4,445)	$594,257	$3,785	$(150,149)	$443,452

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	20,626,249	$2	$—	$161,033	$—	$(78,016)	$83,019
Conversion of convertible promissory note	290,563	—	—	2,730	—	—	2,730
Business Combination and PIPE financing	12,644,168	1	(4,445)	99,299	—	—	94,855
Stock-based compensation expense and vesting of restricted stock units	—	—	—	3,498	—	—	3,498
Net loss	—	—	—	—	—	(4,997)	(4,997)
Balance at March 31, 2021	33,560,980	$3	$(4,445)	$266,560	$—	$(83,013)	$179,105
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$5,543	$(4,997)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,505	728
Stock-based compensation	6,539	3,498
Fair value measurement of liabilities	(19,298)	215
Gain from settlement of convertible promissory note	—	(700)
Impairment of digital assets	2,359	—
Amortization of right of use assets	1,990	990
Deferred income taxes	(2,808)	(12)
Other	(5)	49
Changes in operating assets and liabilities:
Receivables, net	(1,566)	(543)
Inventories	1,102	(171)
Contract assets	(136)	(151)
Prepaid expenses and other assets	(5,612)	(6,383)
Accounts payable	(5,527)	245
Accrued salaries, wages, and employee benefits	(1,013)	(2,738)
Deferred revenues	(12,082)	(1,813)
Operating lease liabilities	(2,454)	(983)
Other	(6,068)	(1,537)
Net cash used in operating activities	(35,531)	(14,303)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,700)	(1,111)
Acquisition of TLA Acquisition Corp, net of cash acquired	—	(24,830)
Net cash used in investing activities	(1,700)	(25,941)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	1,369	—
Repayment of long-term debt	(799)	(835)
Repayment of convertible notes	—	(2,800)
Net contribution from the Merger and PIPE Financing	—	100,698
Net cash provided by financing activities	570	97,063
Effect of exchange rate changes on cash and cash equivalents	137	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(36,524)	56,819
Balance, beginning of year	$75,486	$15,560
Balance, end of period	$38,962	$72,379
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$32,945	$70,249
Restricted cash	6,017	2,130
Total	$38,962	$72,379
Supplemental Disclosures
Cash paid for income taxes	$1,274	$888
Cash paid for interest	$3,871	$3,453
Supplemental Disclosure of Non-Cash Activities
Conversion of convertible notes into common stock	$—	$2,730
Reclassification of stock receivable to treasury stock upon settlement	$—	$4,445
Right of use assets in exchange for lease liabilities	$503	$2,397
Shares issued pursuant to a license, services and collaboration agreement	$125	$—
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
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Refer to Note 18, Segments. We realigned our segments in the first quarter of 2022 and adjusted respective disclosures accordingly.
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
The following table reconciles the elements of the Merger to the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2021 (in thousands):

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
The Company and Honey Birdette (Aust) Pty Limited ("Honey Birdette"), which the Company acquired in August 2021 (see Note 16, Business Combinations) have different fiscal quarter and year ends. Honey Birdette follows a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to December 31. Each fiscal year of Honey Birdette consists of four 13-week quarters, with an extra week added to each fiscal year every five or six years. The Company follows a monthly reporting calendar, with its fiscal year ending on December 31. The difference in fiscal periods for Honey Birdette and the Company is considered to be insignificant and no related adjustments have been made in the preparation of these unaudited condensed consolidated financial statements.

Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of March 31, 2022, and the interim condensed consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of March 31, 2022 and our results of operations and cash flows for the three months ended March 31, 2022 and 2021. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three-month periods are also unaudited. The interim condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the Securities and Exchange Commission on March 16, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
We regularly assess these estimates, including but not limited to, valuation of our trademarks and trade name; valuation of our contingent consideration liabilities; pay-per-view and video-on-demand buys, and monthly subscriptions to our television and digital content; the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; and stock-based compensation expense. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
Concentrations of Business and Credit Risk
At various times throughout the period, we maintained cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. The following represents revenue and receivables from the Company's customers exceeding 10% of the total in each category as of, and for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
Customer	Receivables	Revenue	Receivables	Revenue
Customer A	21%	*	*	10%
Customer B	*	*	22%	*
Customer C	*	*	*	13%
*Indicates the revenues or receivables for the customer did not exceed 10% of the Company’s total in each category as of or for the three months ended March 31, 2022 and 2021.
Cash Equivalents
Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.

Restricted Cash
At March 31, 2022 and December 31, 2021, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters and the purchase of an aircraft, as well as Honey Birdette’s term deposit in relation to our Sydney office lease.
Accounts Receivable, Net
Trade receivables are reported at their outstanding unpaid balances, less allowances for credit losses. The allowances for credit losses are increased by the recognition of bad debt expense and decreased by charge-offs (net of recoveries) or by reversals to income. In determining expected credit losses, we consider our historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. A receivable balance is written off when we deem the balance to be uncollectible. The allowance for credit losses was $0.2 million at March 31, 2022 and December 31, 2021.
Income Taxes
For interim reporting periods, our provision for income taxes is calculated using our annualized estimated effective tax rate for the year. This rate is based on our estimated full-year income and the related income tax expense for each jurisdiction in which we operate. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. This rate is adjusted for the effects of discrete items occurring in the period.

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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ deficit that, under GAAP, are excluded from net income (loss). Our other comprehensive income (loss) represents foreign currency translation adjustment attributable to Honey Birdette operations. Refer to Condensed Consolidated Statements of Comprehensive Income (Loss).
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to PLBY Group, Inc. stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements applicable to the Company for the quarter ended March 31, 2022.
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
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(17,937)	$(17,937)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(36,630)	$(36,630)
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
Contingent consideration liability is comprised of contingent consideration recorded in connection with the acquisition of Honey Birdette, which represents the fair value for the shares issued to the Honey Birdette sellers that remained subject to lock-up restrictions as of March 31, 2022, net of the fair value of the FY22 true-up adjustment, and contingent consideration recorded in connection with the acquisition of GlowUp, which represents the fair value for shares which may be issued and cash which may be paid to the GlowUp sellers subject to certain indemnification obligations and performance criteria. Refer to Note 16, Business Combinations.

We recorded the acquisition-date fair value of these contingent liabilities as part of the consideration transferred. The fair value of contingent and deferred consideration was estimated using either (i) a Monte Carlo simulation analysis in an option pricing framework, using revenue projections, volatility and stock price as key inputs or (ii) a scenario-based valuation model using probability of payment, certain cost projections, and either discounting (in the case of cash-settled consideration) or stock price (for share-settled consideration) as key inputs. The analysis approach was chosen based on the terms of each purchase agreement and our assessment of appropriate methodology for each case. The contingent payments and value of stock issuances are subsequently remeasured to fair value each reporting date using the same fair value estimation method originally applied with updated estimates and inputs as of March 31, 2022. We recorded $19.3 million of fair value change as a result of contingent liabilities fair value remeasurement in selling and administrative expenses for the three months ended March 31, 2022. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the three months ended March 31, 2022 (in thousands):

March 31, 2022
Beginning balance	$36,630
Change in fair value and other	(18,693)
Ending balance	$17,937
The decrease in the fair value of the contingent consideration for the three months ended March 31, 2022 was primarily due to a decrease in a price per share of our common stock as of March 31, 2022.
Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company recognized losses of $2.4 million during the three months ended March 31, 2022 related to our digital assets, which had a fair value of $4.3 million on the impairment date. Fair value of digital assets held are predominantly based on Level 1 inputs.
3. Revenue Recognition
Contract Balances
Our contract assets relate to the Trademark Licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $17.5 million and $17.4 million as of March 31, 2022 and December 31, 2021, respectively. Contract liabilities were $41.5 million and $53.6 million as of March 31, 2022 and December 31, 2021, respectively. The changes in such contract balances during the three months ended March 31, 2022 primarily relate to (i) $15.7 million of revenues recognized that were included in gross contract liabilities at December 31, 2021, (ii) a $1.3 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, and (iii) $2.2 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional.
Contract assets were $8.5 million and $8.3 million as of March 31, 2021 and December 31, 2020, respectively. Contract liabilities were $54.4 million and $55.0 million as of March 31, 2021 and December 31, 2020, respectively. The changes in such contract balances during the three months ended March 31, 2021 primarily relate to (i) $14.6 million of revenues recognized that were included in gross contract liabilities December 31, 2020, (ii) a $3.5 increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, and (iii) $10.1 million of contract assets reclassified into accounts receivable as a result of rights to consideration becoming unconditional, and (iv) a $1.3 million increase in contract liabilities due to the acquisition of TLA.

Future Performance Obligations
As of March 31, 2022, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $356.6 million, of which $351.2 million relates to Trademark Licensing, $5.2 million relates to Magazine and Digital Subscriptions, and $0.2 million relates to other obligations. Unrecognized revenue of the Trademark Licensing revenue stream will be recognized over the next nine years, of which 67% will be recognized in the first five years. Unrecognized revenue of the Magazine and Digital Subscriptions revenue stream will be recognized over the next five years, of which 36% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended March 31, 2022
	Licensing	Direct-to-consumer	Digital subscriptions and content	Other	Total
Trademark licensing	$14,561	$—	$—	$—	$14,561
Magazine, digital subscriptions and product	—	—	2,300	435	2,735
TV and cable programming	—	—	2,440	—	2,440
Consumer products	—	49,642	—	—	49,642
Total revenues	$14,561	$49,642	$4,740	$435	$69,378

	Three Months Ended March 31, 2021
	Licensing	Direct-to- Consumer	Digital Subscription and Content	Other	Total
Trademark licensing	$15,704	$—	$—	$—	$15,704
Magazine, digital subscriptions and product	—	—	2,323	14	2,337
TV and cable programming	—	—	2,592	—	2,592
Consumer products	—	22,047	—	—	22,047
Total revenues	$15,704	$22,047	$4,915	$14	$42,680

The following table disaggregates revenue by point-in-time versus over time (in thousands):

	Three Months Ended March 31,
	2022	2021
Point in time	$49,733	$22,047
Over time	19,645	20,633
Total revenues	$69,378	$42,680

4. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands):

	March 31, 2022	December 31, 2021
Editorial and other pre-publication costs	$352	$263
Merchandise finished goods	38,427	39,618
Total	$38,779	$39,881

At March 31, 2022 and December 31, 2021, reserves for slow-moving and obsolete inventory related to merchandise finished goods amounted to $0.8 million and $1.5 million, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid agency fees and commissions	$21	$24
Prepaid foreign withholding taxes	1,801	2,431
Deposits	782	1,302
Prepaid insurance	1,783	1,209
Contract assets, current portion	1,094	77
Software implementation and subscription costs	3,578	1,910
Prepaid inventory not yet received	2,597	2,749
Licensed programming costs	437	447
Prepaid creator fees	1,823	130
Other	5,390	3,137
Total	$19,306	$13,416
As of March 31, 2022, the unamortized balance of the licensed programming costs will be recognized over two years. We recognized amortization expense of $0.1 million for each of the three months ended March 31, 2022 and 2021.
Additionally, in the third quarter of 2021, the Company began capitalizing implementation costs incurred through certain cloud computing arrangements that are service contracts. The capitalized implementation costs related to the cloud computing arrangements are amortized over the terms of the arrangements, which is three years. These costs are classified in our condensed consolidated balance sheets in prepaid expenses and other current assets or other noncurrent assets based on the terms of the arrangements, and the related cash flows are presented as cash outflows from operations. The amortization expense related to capitalized implementation costs during the three months ended March 31, 2022 was $0.1 million.
6. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Furniture and fixtures	$12,362	$11,908
Aircraft	13,298	13,298
Leasehold improvements	11,304	9,619
Total property and equipment, gross	36,964	34,825
Less: accumulated depreciation	(10,153)	(8,380)
Total	$26,811	$26,445
In May 2021, we purchased an aircraft for an aggregate purchase price of $12.0 million. Subsequently, we capitalized $1.3 million of costs related to the refurbishment of the aircraft and inspecting and testing the aircraft prior to purchase. The aircraft is being amortized on a straight-line basis over its estimated useful life of seven years.

The aggregate depreciation expense related to property and equipment, net was $1.4 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
7. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of $332.1 million and $331.9 million of Playboy-branded trademarks and acquired trade names as of March 31, 2022 and December 31, 2021, respectively.
In January 2021, we assessed and adjusted the expected use of our certain acquired trade names. In determining the estimated useful life of acquired trade names, we consider the longevity of the trade name, economic factors and period over which economic benefit is consumed, among other factors. No material impact was recorded during the three months ended March 31, 2021.
During the fourth quarter of 2021, we released "Rabbitars", a non-fungible token collection, and accepted Ethereum as payment. As of March 31, 2022, the carrying value of our digital assets held was $4.3 million, which reflects impairments for the three months ended March 31, 2022 of $2.4 million and cumulative impairments of $3.3 million.
The table below summarizes our intangible assets, net (in thousands):

	March 31, 2022	December 31, 2021
Digital assets, net	$4,320	$6,836
Total amortizable intangible assets, net	86,640	86,519
Total indefinite-lived intangible assets	332,056	331,925
Total	$423,016	$425,280
Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs of $0.1 million were capitalized during the three months ended March 31, 2022 and 2021, respectively.
Our amortizable intangible assets consisted of the following (in thousands):

	Weighted-Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2022
Trade names	11.8	$88,090	$(5,295)	$82,795
Distribution agreements	15	3,720	(2,749)	971
Photo and magazine archives	10	2,000	(2,000)	—
Customer list	10	1,180	(265)	915
Developed technology	3	2,300	(341)	1,959
Total		$97,290	$(10,650)	$86,640

	Weighted-Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2021
Trade names	11.8	$85,684	$(3,293)	$82,391
Distribution agreements	15	3,720	(2,687)	1,033
Photo and magazine archives	10	2,000	(2,000)	—
Customer list	10	1,180	(236)	944
Developed technology	3	2,300	(149)	2,151
Total		$94,884	$(8,365)	$86,519
The aggregate amortization expense for definite-lived intangible assets was $2.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, expected amortization expense relating to definite-lived intangible assets for each of the next five years and thereafter is as follows (in thousands):

Remainder of 2022	$6,474
2023	8,631
2024	8,481
2025	7,864
2026	7,657
Thereafter	47,533
Total	$86,640
Goodwill
Changes in the carrying value of goodwill for the three months ended March 31, 2022 were as follows (in thousands):

Balance at December 31, 2021	$270,577
Foreign currency translation adjustment in relation to Honey Birdette and other, net	6,469
Balance at March 31, 2022	$277,046
8. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued interest	$1,313	$1,476
Accrued agency fees and commissions	4,955	3,456
Outstanding gift cards and store credits	4,000	4,960
Inventory in transit	4,209	8,323
Taxes	4,173	5,654
Other	7,415	8,548
Total	$26,065	$32,417
9. Debt
The following table sets forth our debt (in thousands):

	March 31, 2022	December 31, 2021
Term loan, due 2027 (as refinanced and amended)	$228,275	$228,850
Airplane term loan, due 2026	8,346	8,569
Total debt	236,621	237,419
Less: unamortized debt issuance costs	(2,293)	(2,389)
Less: unamortized debt discount	(5,932)	(6,180)
Total debt, net of unamortized debt issuance costs and debt discount	228,396	228,850
Less: current portion of long-term debt	(3,220)	(2,808)
Total debt, net of current portion	$225,176	$226,042
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
In August 2021, in connection with the acquisition of Honey Birdette, the New Term Loan was amended to (a) obtain a $70.0 million incremental term loan for the purpose of funding the acquisition, thereby increasing the aggregate principal amount of term loan indebtedness outstanding under the New Credit Agreement to $230.0 million, and (b) amend the terms of the New Credit Agreement to, among other things, permit Honey Birdette and certain of its subsidiaries to guaranty the obligations under the New Credit Agreement. In connection with such amendment, $2.0 million of debt issuance costs were expensed as incurred, and $1.7 million of debt discount were capitalized. The stated interest rate as of March 31, 2022 and December 31, 2021 was 6.25%.
As was the case with the 2014 Credit Agreement, the terms of the New Credit Agreement limit or prohibit, among other things, our ability to: incur liens, incur additional indebtedness, make investments, transfer, sell or acquire assets, pay dividends and change the business we conduct. Acquiom Agency Services LLC has a lien on all our assets as stated in the New Credit Agreement. The New Credit Agreement contains a financial covenant which requires the Company to maintain a maximum total gross leverage ratio (calculated as a ratio of consolidated gross funded debt to consolidated EBITDA (as defined in the New Credit Agreement). The Company was in compliance with the financial covenants under the New Credit Agreement as of December 31, 2021 and March 31, 2022.
Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft (the “Aircraft Term Loan”). The stated interest rate was 6.25% as of March 31, 2022 and December 31, 2021. The Aircraft Term Loan requires monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021. We incurred $0.1 million of financing costs related to the Aircraft Term Loan, which were capitalized.
Original issue discounts and deferred financing costs were incurred in connection with the issuance of our term loans. Costs incurred in connection with debt are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness and are included in “interest expense” in the condensed consolidated statements of operations. Amortization expense related to deferred financing costs was immaterial for the three months ended March 31, 2022 and 2021. Interest expense related to our debt was $3.3 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively.

The following table sets forth maturities of the principal amount of our term loan as of March 31, 2022 (in thousands):

Remainder of 2022	$2,408
2023	3,265
2024	3,327
2025	3,396
2026	6,875
Thereafter	217,350
Total	$236,621
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
10. Redeemable Noncontrolling Interest
On April 13, 2015, we sold 25% of the membership interest in our subsidiary, After Dark LLC, to an unaffiliated third party for $1.0 million. As part of the arrangement we granted a put right to this party which provides the right, but not the obligation, to the third party to cause us to purchase all of the third party’s interest in After Dark LLC at the then fair market value. This put right can be exercised on April 13 of each year. Additionally, the put right can be exercised upon a change of control of the Company. To date, the put right has not been exercised, including in connection with the Business Combination. Our controlling interest in this subsidiary requires the operations of this subsidiary to be included in the condensed consolidated financial statements. Noncontrolling interest with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interest) are reported as mezzanine equity on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, between liabilities and equity. Net income or loss of After Dark LLC is allocated to its noncontrolling member interest based on the noncontrolling ownership percentage.
Additionally, to the extent there are results of operations of the subsidiary that are not attributable to us, they would be shown as “net loss attributable to redeemable noncontrolling interest” in the condensed consolidated statements of operations. There was no change in the balance of the redeemable noncontrolling interest as After Dark LLC did not generate any operating activities for the three months ended March 31, 2022 and 2021.
11. Stockholders’ Equity
Common Stock
The holders of our common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by our Board of Directors (the “Board of Directors”). As of March 31, 2022, no dividends had been declared by the Board of Directors.

Common stock reserved for future issuance consists of the following:

	March 31, 2022	December 31, 2021
Shares available for grant under equity incentive plans	2,500,880	4,003,059
Options issued and outstanding under equity incentive plans	2,855,947	3,211,071
Unvested restricted stock units	740,422	585,075
Vested restricted stock units not yet settled	1,191,088	2,133,179
Unvested performance-based restricted stock units	544,036	544,036
Vested performance-based restricted stock units not yet settled	—	1,331,031
Shares to be issued pursuant to a license, services and collaboration agreement	76,173	79,485
Total common stock reserved for future issuance	7,908,546	11,886,936
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
In connection with our recapitalization that occurred with the consummation of the Business Combination, we eliminated Legacy Playboy’s previously held treasury stock of 1,164,847 shares. We held 700,000 shares of treasury stock as of March 31, 2022.
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
On February 9, 2021, our stockholders approved the 2021 Equity and Incentive Compensation Plan (“2021 Plan”), which became effective following consummation of the Business Combination. As of March 31, 2022, 4,262,364 shares were authorized for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that begins January 1, 2022, in an amount equal up to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. Following the effectiveness of the 2021 Plan, no further awards will be granted under the 2018 Plan, but the 2018 Plan will remain outstanding and continue to govern outstanding awards granted thereunder. During the three months ended March 31, 2022, restricted stock units for 378,108 shares were granted under the 2021 Plan.

Stock Option Activity
A summary of the stock option activity under our Plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2021	3,211,071	$7.77	7.9	$60,978
Granted	—	—
Exercised	(342,661)	4.00
Forfeited and cancelled	(12,463)	28.08
Balance – March 31, 2022	2,855,947	$8.13	7.7	$17,865
Exercisable – March 31, 2022	2,068,306	$5.80	7.2	$16,271
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of our common stock at March 31, 2022.
The grant date fair value of options that vested during the three months ended March 31, 2022 and 2021 were $2.5 million and $2.1 million, respectively. There were no options granted during the three months ended March 31, 2022. The options granted during the three months ended March 31, 2021 had a weighted-average fair value of $4.63 per share at the grant date.
Restricted Stock Units
A summary of restricted stock unit activity under our Plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share

Unvested and outstanding balance at December 31, 2021	585,075	$28.15
Granted	378,108	15.00
Vested	(198,918)	22.53
Forfeited	(23,843)	28.08
Unvested and outstanding balance at March 31, 2022	740,422	$22.95
The total fair value of restricted stock units that vested during the three months ended March 31, 2022 and 2021 was approximately $4.5 million and $1.4 million, respectively. We had 1,191,088 outstanding and fully vested restricted stock units that remained unsettled at March 31, 2022, all of which are expected to be settled in 2022. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net income (loss) per share for the three months ended March 31, 2022 and 2021.
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
A summary of performance stock unit activity under our 2021 Plan is as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2021	544,036	$20.49
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested and outstanding balance at March 31, 2022	544,036	$20.49
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
For options granted during the period, we estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table. There were no options granted during the three months ended March 31, 2022.

Three Months Ended March 31, 2021
Fair value of common stock	$10.52
Expected term, in years	5.86
Expected volatility	47%
Risk-free interest rate	0.57%
Expected dividend yield	0%

Stock-Based Compensation Expense
Stock-based compensation expense under our Plans was as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales(1)	$879	$—
Selling and administrative expenses	5,660	3,498
Total	$6,539	$3,498
(1)    Cost of sales includes $0.1 million of stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license, services and collaboration agreement.
At March 31, 2022, total unrecognized compensation cost related to outstanding stock options, performance-based stock units and restricted stock units was $29.2 million and is expected to be recognized over the remaining weighted-average service period of 3.5 years.

13. Commitments and Contingencies
Leases
Our principal lease commitments are for office space and operations under several non-cancelable operating leases with contractual terms expiring from 2022 to 2031. Some of these leases contain renewal options and rent escalations.
In 2019, we entered into an agreement to lease space for our corporate headquarters in Los Angeles, which we occupied under a sublease with a third party. The new lease commenced in July 2020 upon the expiration of the sublease and is for a term of approximately seven years. We had a $1.7 million and $2.0 million cash collateralized letter of credit related to the lease as of March 31, 2022 and December 31, 2021, respectively.
The operating lease of our wholly-owned subsidiary Yandy Enterprises LLC's ("Yandy") for warehousing and office space in Phoenix, Arizona expired in February 2021, following an extension of the original December 2020 expiration. On August 26, 2020, we entered into a non-cancelable operating lease for 51,962 square feet of warehousing and office space in Phoenix, Arizona for Yandy’s operations. The lease commenced on February 1, 2021 and expires on May 31, 2031 with an option to renew for an additional 5 or 10 years at market rates. Rent, which commenced in June 2021 after a four-month rent free period, is payable monthly and is subject to annual increases of 3% for a total lease commitment of $4.1 million. Additionally, we are eligible to receive a tenant improvement allowance of up to $0.8 million.
In 2017, we vacated our New York office space and entered into an agreement to sublease the space for a period approximating the remaining term of our lease. This lease expires in 2024.
In connection with the acquisition of TLA, as disclosed in Note 16, Business Combinations, we acquired 41 retail stores (40 stores as of March 31, 2022), one office and one warehouse space, which TLA leases and operates in Washington, Oregon, California, Texas and Tennessee for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which TLA, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between 2 and 10 years in length, with the average lease term being approximately 5 years and in many cases include renewal options.
In connection with the acquisition of Honey Birdette, as disclosed in Note 16, Business Combinations, we acquired 59 retail stores and two office spaces, which Honey Birdette leases and operates in Australia, the United States and the United Kingdom for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which Honey Birdette, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between 2 and 10 years in length, with the average lease term being approximately 5 years and in many cases include renewal options.

Lease cost associated with operating leases is charged to expense in the year incurred and is included in our condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, lease cost charged to selling, general and administrative expense was $3.1 million and $1.2 million, respectively. Lease cost for the three months ended March 31, 2022 and 2021 is included in the table below. Lease cost charged to cost of sales for the three months ended March 31, 2022 and 2021 was immaterial. Most of our leases include one or more options to renew, with renewal terms that generally can extend the lease term for an additional 4 to 5 years. The exercise of lease renewal options is at our sole discretion.
As of March 31, 2022 the weighted average remaining term of these operating leases is 5.28 years and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 4.9%. Cash payments for amounts included in the measurement of operating lease liabilities were $3.1 million for the three months ended March 31, 2022. Right of use assets obtained in exchange for new operating lease liabilities were $0.5 million for the three months ended March 31, 2022.
Net lease cost recognized in our condensed consolidated statements of operations for the three months ended March 31, 2022 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$3,110	$1,190
Variable lease cost	580	168
Short-term lease cost	427	98
Sublease income	(64)	(71)
Total	$4,053	$1,385
Maturities of our operating lease liabilities as of March 31, 2022 are as follows (in thousands):

Years ending	Amounts
Remainder of 2022	$8,719
2023	10,462
2024	8,835
2025	7,070
2026	6,621
Thereafter	8,763
Total undiscounted lease payments	50,470
Less: imputed interest	(7,190)
Total operating lease liabilities	$43,280
Operating lease liabilities, current portion	9,507
Operating lease liabilities, noncurrent portion	$33,773
Legal Contingencies
From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

TNR Case
On December 17, 2021, Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”), filed a complaint in the U.S. District Court for the Central District of California against Playboy and its subsidiary Products Licensing, LLC. TNR alleges a variety of claims relating to Playboy’s termination of a license agreement with TNR and the business relationship between Playboy and TNR prior to such termination. TNR alleges, among other things, breach of contract, unfair competition, breach of the implied covenant of good faith and fair dealing, and interference with contractual and business relations due to Playboy’s conduct. TNR is seeking over $100 million in damages arising from the loss of expected profits, declines in the value of TNR’s business, unsalable inventory and investment losses. Playboy believes TNR’s claims and allegations are without merit, and Playboy will defend itself vigorously in this matter. Accordingly, during the quarter ended March 31, 2022, this case did not have a contingent liability that was probable and and able to be reasonably estimated.
Dream Case
On December 7, 2021, Steve Shaw, a former consultant to GlowUp Digital, Inc. (a/k/a “Dream” and subsequently renamed Centerfold Digital Inc.), the company acquired by a wholly-owned subsidiary of the Company, brought suit in the Superior Court of the State of California, County of Los Angeles, against Michael Dow and Michael Berman (the principals of Dream), Centerfold Digital Inc. and Playboy. Mr. Shaw alleges a variety of claims, based upon an alleged (unsigned) agreement with Dream that Mr. Shaw was to be granted up to 20% of the equity of Dream (valued at $6 million based on the $30 million purchase price in the agreement for the Company’s acquisition of Dream). Subsequent to such alleged agreement and prior to the Company’s acquisition of Dream, Dream and Mr. Shaw entered into a standard mutual release agreement pursuant to which Mr. Shaw released any claims against Dream, including any rights to equity in Dream, in exchange for a monetary payment. Mr. Shaw is alleging, among other things, breach of contract, misrepresentation and fraud in connection with his alleged agreement with Dream and the circumstances under which he entered into the release. Mr. Shaw is seeking damages, costs and attorneys’ fees. Playboy believes Mr. Shaw’s claims and allegations are without merit, and Playboy will defend itself vigorously in this matter, including the assertion of its own counterclaims. Accordingly, during the quarter ended March 31, 2022, this case did not have a contingent liability that was probable and and able to be reasonably estimated.
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
Indian Harbor Case
On October 15, 2018, Playboy filed a lawsuit in Los Angeles Superior Court (the “Court”) against its insurer, Indian Harbor Insurance Company (“Indian Harbor”), captioned Playboy Enterprises, Inc. v. Indian Harbor Insurance Company, for breach of contract and breach of the covenant of good faith and fair dealing, and seeking declaratory relief, after Indian Harbor threatened to sue Playboy on an alleged theory of lack of coverage after Indian Harbor paid approximately $4.8 million towards the settlement of claims against Playboy made by Elliot Friedman. Among other things, we are seeking declaratory relief that the underlying claims asserted against Playboy are covered claims under Playboy’s insurance policies with Indian Harbor. On December 14, 2018, Indian Harbor filed its answer to the complaint and filed counterclaims against Playboy for declaratory relief that it has no obligation to provide coverage for the underlying claims and that it is entitled to recoup the amounts it paid in the settlement, with interest. Indian Harbor filed a motion for summary judgment, seeking, among other things, summary adjudication that (1) the insurance policy does not provide coverage because the underlying claim was allegedly first made before the policy period of the policy and (2) that Indian Harbor does not have to provide coverage because Playboy allegedly failed to provide timely notice of the claim. On September 9, 2020, the Court denied Indian Harbor’s motion, in part, ruling as a matter of law that Playboy had properly reported the underlying claim under the correct policy; but granted the motion as to Playboy’s breach of contract and bad faith claims because Indian Harbor ultimately funded the settlement. Based on the summary judgment ruling, the parties agreed to enter into a stipulated judgment in Playboy’s favor to advance the issues for appeal, with Indian Harbor intending to appeal the Court’s decision as to when the underlying claim was first made. The Court entered the parties’ stipulated judgment on July 26, 2021. On October 15, 2021, Indian Harbor filed its notice of appeal. On December 13, 2021, Indian Harbor filed its opening appellate brief, and we filed our response on April 14, 2022. We intend to continue to prosecute our claims in this matter and vigorously defend ourselves against Indian Harbor’s counterclaims on appeal.
We may periodically be involved in other legal proceedings arising in the ordinary course of business. These matters are not expected to have a material adverse effect on our consolidated financial statements.
COVID-19
In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Since that time, we have focused on protecting our employees, customers and vendors to minimize potential disruptions while managing through this pandemic. Nonetheless, the COVID-19 pandemic continues to disrupt and delay global supply chains, affect production and sales across a range of industries and result in legal restrictions requiring businesses to close and consumers to stay at home for days-to-months at a time. These disruptions have impacted our business by slowing the launch of new products, causing certain products sold by Yandy to be out-of-stock, hindering new licensing and collaboration deals, temporarily closing retail stores of Honey Birdette post-acquisition and certain of our licensees, reducing retail store traffic during the Omicron variant surge and closing the London Playboy Club and certain other Playboy-branded live gaming operations. As a result, licensing revenues from certain gaming and retail licensees declined in the last three quarters of 2020, during the year of 2021 and first quarter of 2022, as compared to royalties from such sources during pre-pandemic periods. However, as of the date of these consolidated financial statements, our business as a whole has not suffered any material adverse consequences to date from the COVID-19 pandemic, as negative impacts have thus far been offset by an increase in online direct-to-consumer sales and higher royalties from licensing collaborations in the United States during the years ended December 2020 and 2021. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the further duration of the COVID-19 pandemic and spread of its variants and its impact on employees and vendors, all of which are uncertain and cannot be predicted. As of the date of these consolidated financial statements, the full extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.

14. Income Taxes
For the three months ended March 31, 2022 and 2021, our provision for income taxes was a benefit of $2.8 million and $2.1 million, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 was (100.9)% and 30.1%, respectively. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, Section 162(m) limitations, stock compensation windfall deductions, contingent consideration fair market value adjustment related to prior acquisitions, foreign income taxes and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, state taxes, permanent tax adjustments, and movements of the valuation allowance recorded against deferred tax assets that are more likely than not to be realized.
In response to the COVID-19 pandemic, on March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”) was enacted, on March 27, 2020, the Coronavirus Aid, Relief, Economic Security Act (“CARES Act”) was enacted and, on March 11, 2021, the American Rescue Plan Act of 2021 (with the FFCR Act and the CARES Act, the “Acts”) was enacted. The Acts contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Acts did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021.
15. Net Income (Loss) Per Share
The following table sets forth basic and diluted net income (loss) per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$5,543	$(4,997)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	45,913,694	29,823,273
Dilutive potential common stock outstanding:
Stock options and RSUs	1,671,950	—
Weighted average common shares outstanding for diluted	47,585,644	29,823,273
Basic net income (loss) per share	$0.12	$(0.17)
Diluted net income (loss) per share	$0.12	$(0.17)
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock	246,842	3,560,541

16. Business Combinations
Acquisition of TLA
On March 1, 2021, we acquired 100% of the equity of TLA for cash consideration of $24.9 million. TLA is a leading omnichannel online and brick-and-mortar sexual wellness chain, with 40 stores in five states. The primary drivers for the acquisition were to leverage TLA’s brick-and-mortar presence, e-commerce capabilities, attractive brand positioning and customer database.
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
Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the three months ended March 31, 2021, as if the acquisition of TLA had occurred as of January 1, 2020. The unaudited pro forma financial information for the three months ended March 31, 2021 reflects (i) the reduction in amortization expense based on fair value adjustments to the intangible assets acquired from TLA; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest acquired from TLA; and (iii) the reversal of interest expense on TLA’s debt that was settled on the acquisition date. Transaction costs incurred by us and TLA were $0.9 million and $0.7 million, respectively, for the three months ended March 31, 2021, and none has been incurred by us and TLA for the three months ended March 31, 2022. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended March 31, 2021
	As Reported	Pro Forma
Net revenues	$42,680	$51,529
Net loss	$(4,997)	$(3,660)

Acquisition of Honey Birdette
On June 28, 2021, we entered into a Share Purchase Agreement (the “SPA”) to acquire Honey Birdette, a company organized under the laws of Australia. Pursuant to the SPA, on August 9, 2021 (the “Closing Date”), we acquired all of the capital stock of Honey Birdette. Aggregate consideration for the acquisition consisted of approximately $233.4 million in cash and 2,155,849 shares of our common stock. The Closing Date per share price of our common stock of $26.57 resulted in total consideration transferred of $288.8 million. As a result of the transaction, Honey Birdette became our indirect, wholly-owned subsidiary.
On August 19, 2021, an additional 4,412 shares of Company common stock were issued to the Honey Birdette sellers pursuant to the terms of the FY21 true-up under the SPA.
The acquisition of the luxury lingerie brand Honey Birdette, with 58 stores as of March 31, 2022 across three continents, expands our brand portfolio with a new high-end franchise, and provides us with product design, sourcing and direct-to-consumer capabilities that we believe can be leveraged to accelerate the growth of our core apparel and sexual wellness businesses.
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

(1) The fair value of approximately 1,124,919 shares of common stock of the Company transferred to the sellers based on a price of $26.57 per share on the Closing Date.
(2) The fair value of approximately 1,030,930 shares of common stock of the Company issued and held at the Company’s transfer agent account based on a price of $26.57 per share on the Closing Date, and true-up adjustments representing a fair value of the settlement at closing based on Honey Birdette’s fiscal year 2021 EBITDA results and price per share of $26.57 on the Closing Date, as well as fiscal year 2022 forecasted revenue. The fiscal year 2021 EBITDA and true-up in connection with the closing of the acquisition resulted in 4,412 shares of our common stock being issued to the Honey Birdette sellers on August 19, 2021.
The lock-up shares are subject to post-closing true-up adjustments, where, following the closing of the acquisition, the Honey Birdette sellers are entitled to the issuance of additional shares of Company common stock in the event that Honey Birdette’s financial results for each of its 2021 and 2022 fiscal years exceed certain financial targets set forth in the SPA (each a “true-up”). In the event that Honey Birdette fails to achieve certain financial results for its 2021 and 2022 fiscal years as set forth in the SPA, a portion of the stock consideration may be canceled in accordance with the terms of the SPA.
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
Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the three months ended March 31, 2021, as if the acquisition of Honey Birdette had occurred as of January 1, 2020. The unaudited pro forma financial information for the three months ended March 31, 2021 reflects (i) the increase in amortization expense based on fair value adjustments to the intangible assets acquired from Honey Birdette; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest, net acquired from Honey Birdette; (iii) interest expense associated with the borrowing of an additional $70.0 million under our New Credit Agreement used to partially finance the acquisition; (iv) tax adjustments calculated using an estimated blended statutory rate of 27.55% based on the predominant taxable jurisdictions of Honey Birdette; and (v) certain adjustments to convert Honey Birdette’s consolidated income statements from IFRS to U.S. GAAP. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended March 31, 2021
	As Reported	Pro Forma
Net revenues	$42,680	$61,693
Net loss	$(4,997)	$464

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
17. Related Party Transactions
During 2011, we entered into a management agreement with an affiliate of one of our stockholders for management and consulting services. Based on the terms of this agreement, management fees were $1.0 million per calendar year. We terminated this agreement in the first quarter of 2021 upon consummation of the Business Combination. We recorded management fees of $0 and $0.3 million for the three months ended March 31, 2022 and 2021. There were no amounts due to or due from this affiliate as of March 31, 2022 and December 31, 2021.
18. Segments
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Direct-to-Consumer segment derives revenue from sales of consumer products sold through third-party retailers, online direct-to-customer or brick-and-mortar through our recently acquired sexual wellness chain, Lovers, with 41 stores in five states (40 stores as of March 31, 2022), and lingerie company, Honey Birdette, with 58 stores in three countries as of March 31, 2022, as disclosed in Note 16, Business Combinations. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, from trademark licenses for online gaming and from sales of tokenized digital art and collectibles.
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

The following table sets forth financial information by reportable segment (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenues:
Licensing	$14,561	$15,704
Direct-to-Consumer	49,642	22,047
Digital Subscriptions and Content	4,740	4,915
All Other	435	14
Total	$69,378	$42,680
Operating income (loss):
Licensing	$11,469	$11,308
Direct-to-Consumer	2,261	1,675
Digital Subscriptions and Content	(2,360)	2,318
Corporate	(4,874)	(19,809)
All Other	393	(31)
Total	$6,889	$(4,539)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2022. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2022. As used herein, “we”, “us”, “our”, the “Company” and “Playboy” refer to Playboy Enterprises, Inc. and its subsidiaries prior to the consummation of the Business Combination (as defined below) and PLBY Group Inc. and its subsidiaries following the consummation of the Business Combination.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. These statements are based on the expectations and beliefs of the management of the Company in light of historical results and trends, current conditions and potential future developments, and are subject to a number of factors and uncertainties that could cause actual results to differ materially from forward-looking statements. These forward-looking statements include all statements other than historical fact, including, without limitation, statements regarding the financial position, capital structure, dividends, indebtedness, business strategy and plans and objectives of management for future operations of the Company. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting us will be those that we anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the impact of the COVID-19 pandemic on the Company’s business and acquisitions; (2) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (3) the risk that the Company’s acquisitions or any proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from them; (4) the ability to recognize the anticipated benefits of acquisitions, commercial collaborations, commercialization of digital assets and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and retain its key employees; (5) costs related to being a public company, acquisitions, commercial collaborations and proposed transactions; (6) changes in applicable laws or regulations; (7) the possibility that the Company may be adversely affected by global hostilities, supply chain disruptions, inflation, foreign currency exchange rates or other economic, business, and/or competitive factors; (8) risks relating to the uncertainty of the projected financial information of the Company; (9) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; and (10) other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those under “Part II—Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

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

Legacy Playboy’s options and restricted stock units (“RSUs”) that were outstanding as of immediately prior to the closing of the Business Combination, other than the Pre-Closing option granted to Legacy Playboy’s Chief Executive Officer in January 2021, were accelerated and fully vested. Each outstanding option was assumed by MCAC and automatically converted into an option to purchase such number of shares of our common stock equal to the product of (x) the merger consideration and (y) the option holder’s respective percentage of the merger consideration. All RSUs that were then outstanding were terminated and shall be subsequently paid, in settlement, in shares of common stock equal to the product of (x) the merger consideration, and (y) the terminated RSU holder’s respective percentage of the merger consideration.

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

Acquisition of TLA
On March 1, 2021, we completed the acquisition of 100% of the equity of TLA Acquisition Corp. (“TLA”) for $24.9 million in cash consideration. TLA is the parent company of the Lovers family of stores, a leading omni-channel online and brick-and-mortar sexual wellness chain, with 41 stores in five states (40 stores as of March 31, 2022). Refer to Note 16, Business Combinations, for additional information.
Acquisition of Honey Birdette
On June 28, 2021 (“Contract Date”), we entered into a Share Purchase Agreement (the “SPA”) to acquire Honey Birdette (Aust) Pty Limited (“Honey Birdette”), a company organized under the laws of Australia. Aggregate consideration for the acquisition of $327.7 million as of the Contract Date consisted of approximately $235.0 million in cash (based on an exchange rate of 0.7391 U.S. dollars per Australian dollars) and 2,155,849 shares of Company common stock, valued at $92.7 million as of the Contract Date, based on a Contract Date per share price of $43.02. Pursuant to the SPA, on August 9, 2021 (“Closing Date”), the Company acquired all of the capital stock of Honey Birdette. The Closing Date per share price of $26.57 per share of Company common stock resulted in total consideration transferred of $288.8 million. As a result of the transaction, Honey Birdette became an indirect, wholly-owned subsidiary of the Company. On August 19, 2021, an additional 4,412 shares of Company common stock were issued to the Honey Birdette sellers pursuant to the terms of a true-up under the SPA. Refer to Note 16, Business Combinations, for additional information.
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
Reduced Reliance on China Licensing Revenues
We have enjoyed substantial success in licensing our trademarks in China where we are a leading men’s apparel brand and where licensing revenues have grown year-over-year. However, as a result of this success, the percentage of total net revenue attributable to China licensing had become 48% of our total revenue by the end of 2019. With the acquisition of Yandy in December 2019, TLA in March 2021 and Honey Birdette in August 2021 and the ramp up of North American consumer product sales, that percentage reduced to 15.5% for the three months ended March 31, 2022, despite higher China licensing revenues, and we expect it will continue to become a smaller percentage of total net revenue in the future as North American consumer product sales, largely through direct-to-consumer channels, accelerate.
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
Attractive Merger and Acquisition Opportunities are Increasing
Building on our successful acquisition and integration of Yandy in late 2019, TLA in March of 2021, Honey Birdette in August 2021 and GlowUp in October 2021, we continue to identify and assess potentially advantageous merger, acquisition and investment opportunities. On April 1, 2022, pursuant to the SPA, we acquired assets from With Vibe Inc. that could be used in connection with our Centerfold business. We will continue focusing on potential tuck-in opportunities to complement our organic growth with potential for larger, strategic mergers and acquisitions initiatives over the long-term. We believe our mergers and acquisitions strategy will be supported by our operating cash flow and balance sheet flexibility.

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
•Reducing retail store traffic during the Omicron variant surge; and

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

The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the further duration of the COVID-19 pandemic and spread of its variants and its impact on employees and vendors, all of which are uncertain and cannot be predicted. As of the date of these unaudited consolidated financial statements, the full extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.
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
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment, agency fees, websites, credit card fees and collectibles, and Playboy Television, branding events and paper, printing, customer shipping and handling expenses, fulfillment activities, and freight-in.
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
Other Operating Expenses
Other operating expenses primarily consist of impairment of digital assets recognized in the first quarter of 2022.
Nonoperating Income (Expense)
Interest Expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of other miscellaneous nonoperating items, such as bank charges and foreign exchange gains or losses as well as non-recurring transaction fees. Other (expense) income, net for the three months ended March 31, 2021 also includes a $0.7 million gain from settlement of convertible promissory notes payable to United Talent Agency, LLC (“UTA”) at a 20% discount.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Net revenues	$69,378	$42,680	$26,698	63%
Costs and expenses
Cost of sales	(28,900)	(19,032)	(9,868)	52%
Selling and administrative expenses	(31,230)	(27,937)	(3,293)	12%
Related party expenses	—	(250)	250	(100)%
Other operating expenses	(2,359)	—	(2,359)	100%
Total costs and expenses	(62,489)	(47,219)	(15,270)	32%
Operating income (loss)	6,889	(4,539)	11,428	*
Nonoperating expense:
Interest expense	(4,050)	(3,297)	(753)	23%
Other (expense) income, net	(80)	745	(825)	(111)%
Total nonoperating expense	(4,130)	(2,552)	(1,578)	62%
Income (loss) before income taxes	2,759	(7,091)	9,850	(139)%
Benefit from income taxes	2,784	2,094	690	33%
Net income (loss)	5,543	(4,997)	10,540	*
Net income (loss) attributable to PLBY Group, Inc.	$5,543	$(4,997)	$10,540	*
_________________

*Not meaningful

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net revenues	100%	100%
Costs and expenses
Cost of sales	(42)	(45)
Selling and administrative expenses	(45)	(65)
Related party expenses	—	(1)
Other operating expenses	(3)	—
Total costs and expenses	(90)	(111)
Operating income (loss)	10	(11)
Nonoperating expense:
Interest expense	(6)	(8)
Other (expense) income, net	—	2
Total nonoperating expense	(6)	(6)
Income (loss) before income taxes	4	(17)
Benefit from income taxes	4	5
Net income (loss)	8	(12)
Net income (loss) attributable to PLBY Group, Inc.	8%	(12)%
Net Revenues
Net revenues increased by $26.7 million, or 63%, due to higher direct-to-consumer revenue of $27.6 million primarily from the acquisition of TLA and Honey Birdette, and the continued growth of direct-to-consumer revenue on Playboy.com.
Cost of Sales
Cost of sales increased by $9.9 million, or 52%, primarily due to increased direct-to-consumer revenue.
Selling and Administrative Expenses
Selling and administrative expenses increased by $3.3 million, or 12%, due to increased direct-to-consumer costs primarily as a result of the acquisition of TLA and Honey Birdette and higher stock-based compensation expense, partly offset by $19.3 million of non-cash fair value change due to contingent liabilities fair value remeasurement resulting from the acquisition of Honey Birdette and GlowUp.
Related Party Expenses
Related party expenses decreased by $0.3 million, or 100%, due to termination of our management agreement with an affiliate of one of our stockholders for management and consulting services in the first quarter of 2021 upon consummation of the Business Combination.

Other Operating Expenses
Other operating expenses increased by $2.4 million, or 100% due to impairment of digital assets recognized in the three months ended March 31, 2022 as a result of the fair value of our digital assets decreasing below their carrying value.
Nonoperating Income (Expense)
Interest Expense
Interest expense increased by $0.8 million, or 23%, primarily due to incremental borrowings in relation to the Amendment No. 1 to the New Credit Agreement, dated as of August 11, 2021 (the “First Amendment”) and the Aircraft Term Loan offset by the lower interest rate obtained pursuant to the Refinancing.
Other (Expense) Income, Net
Other income, net decreased by $0.8 million, primarily due to $0.7 million gain from settlement of convertible promissory notes recognized during the three months ended March 31, 2021, as we settled the convertible promissory note payable to UTA at a 20% discount.
Benefit from Income Taxes
Benefit from income taxes increased by $0.7 million, primarily due to the increase of disallowed Section 162(m) compensation and the change in valuation allowance due to the reduction in net indefinitely lived deferred tax liabilities, offset by increased foreign income taxes in the three months ended March 31, 2022.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income (loss)	$5,543	$(4,997)
Adjusted for:
Interest expense	4,050	3,297
Benefit from income taxes	(2,784)	(2,094)
Depreciation and amortization	3,505	728
EBITDA	10,314	(3,066)
Adjusted for:
Stock-based compensation	6,539	3,498
Adjustments	1,289	6,040
Contingent consideration fair value remeasurement	(19,298)	—
Digital assets impairment	2,359	—
Management fees and expenses	—	250
Adjusted EBITDA	$1,203	$6,722
•Adjustments for the three months ended March 31, 2022 are primarily related to consulting, advisory and other costs relating to special projects, including the implementation of internal controls over financial reporting and adoption of accounting standards.
•Contingent consideration fair value remeasurement for the three months ended March 31, 2022 relates to non-cash fair value change due to contingent liabilities fair value remeasurement resulting from the acquisition of Honey Birdette and GlowUp.
•Digital assets impairment for the the three months ended March 31, 2022 relates to impairment of digital assets recognized in the first quarter of 2022.
•Adjustments for the three months ended March 31, 2021 are primarily related to bonus payments in connection with the merger, as well as consulting, advisory and other costs relating to special projects, including the implementation of internal controls over financial reporting, merger transaction costs and executive search costs.
•Management fees and expenses adjustments for the three months ended March 31, 2021 represent fees paid to one of our stockholders.
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
The following are our results of financial performance by segment for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net revenues:
Licensing	$14,561	$15,704
Direct-to-Consumer	49,642	22,047
Digital Subscriptions and Content	4,740	4,915
All Other	435	14
Total	$69,378	$42,680
Operating income (loss):
Licensing	$11,469	$11,308
Direct-to-Consumer	2,261	1,675
Digital Subscriptions and Content	(2,360)	2,318
Corporate	(4,874)	(19,809)
All Other	393	(31)
Total	$6,889	$(4,539)
Licensing
Net revenues decreased by $1.1 million, or 7.3% for the three months ended March 31, 2022, compared to the comparable prior year period. The decrease was primarily due to certain amended licensing agreements and contract terminations.
Operating income increased by $0.2 million, or 1.4% for the three months ended March 31, 2022, compared to the comparable prior year period. The increase was primarily attributable to lower costs, partly offset by decreased revenues.
Direct-to-Consumer
Net revenues increased by $27.6 million, or 125% for the three months ended March 31, 2022, compared to the comparable prior year period. The increase was primarily attributable to revenue from the acquisition of TLA in the first quarter of 2021 and revenue from the acquisition of Honey Birdette in the third quarter of 2021, as well as growth of Playboy.com.
Operating income increased by $0.6 million, or 35% for the three months ended March 31, 2022, compared to the comparable prior year period. The increase was primarily attributable to operating income from the acquisitions of TLA and Honey Birdette.
Digital Subscriptions and Content
Net revenues decreased by $0.2 million, or 3.6% for the three months ended March 31, 2022, compared to the comparable prior year period. The decrease was primarily attributable to decreased subscription revenue from Playboy cable channels.
Operating income decreased by $4.7 million, or 202% for the three months ended March 31, 2022, compared to the comparable prior year period. The decrease was primarily due to expenses related to Centerfold operations and digital assets impairment.
All Other
Net revenues increased by $0.4 million for the three months ended March 31, 2022, compared to the comparable prior year period. The increase was primarily attributable to the recognized revenues related to the fulfillment of magazine subscription obligations.
Operating loss decreased by $0.4 million for the three months ended March 31, 2022, compared to the comparable prior year period, primarily due to increased revenues.

Corporate
Corporate expenses decreased by $14.9 million, or 75.4% for the three months ended March 31, 2022, compared to the comparable prior year period. The decrease is primarily attributable to a $19.3 million non-cash fair value change due to contingent liabilities fair value remeasurement resulting from the acquisition of Honey Birdette and GlowUp, partly offset by $3.0 million increase in stock-based compensation expense.
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
As of March 31, 2022, our principal source of liquidity was our cash in the amount of $32.9 million which is primarily held in operating and deposit accounts. Cash decreased during the quarter due to increased marketing spend during the holidays and inventory purchases that were paid during the first quarter. Additionally, prepaid assets increased significantly due to payments for upfront software licensing and implementation costs. Timing of collection of accounts receivables at the end of the quarter adversely impacted the cash balance. Although consequences of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months from the filing of this Quarterly Report. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as the COVID-19 pandemic, changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. In the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.
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

New Term Loan
On May 25, 2021, we borrowed $160.0 million under a term loan maturing on May 25, 2027 (the “New Term Loan”), at an effective rate of LIBOR plus 5.75%, with a LIBOR floor of 0.50%. The New Term Loan replaced the 2014 Term Loan. The interest rate applicable to borrowings under the New Term Loan may subsequently be adjusted on periodic measurement dates provided for under the New Credit Agreement based on the type of loans borrowed by us and our total leverage ratio at such time. At our option, we may borrow loans which accrue interest at (i) a base rate (with a floor of 1.50%) or (ii) at LIBOR, in each case plus an applicable per annum margin. The per annum applicable margin for base rate loans is 4.25% or 4.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less, and the per annum applicable margin for LIBOR loans is 5.25% or 5.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less. The New Term Loan requires quarterly amortization payments of $0.4 million, commencing on September 30, 2021, with the balance becoming due at maturity. The interest rate on the New Term Loan was 6.25% as of March 31, 2022.
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

Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft. The stated interest rate was 6.25% as of March 31, 2022. The Aircraft Term Loan requires monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021. We incurred $0.1 million of financing costs related to the Aircraft Term Loan as of December 31, 2021, which were capitalized.
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
Leases

Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring from 2022 to 2031. Some of these leases contain renewal options and rent escalations. As of March 31, 2022, our fixed lease liabilities were $43.3 million of which $9.5 million are due in the next 12 months. For further information on our lease obligations, refer to Note 13 of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(35,531)	$(14,303)
Investing activities	(1,700)	(25,941)
Financing activities	570	97,063
Cash Flows from Operating Activities
Net cash used in operating activities was $35.5 million for three months ended March 31, 2022, including a net income of $5.5 million. Net income was adjusted for non-cash charges of $7.7 million, primarily attributable to fair value remeasurement of contingent consideration liabilities in connection with our acquisitions of $19.3 million, deferred income taxes of $2.8 million, partially offset by stock-based compensation expense of $6.5 million and $3.5 million of depreciation and amortization expense. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in working capital of $33.4 million were primarily associated with an increase in prepaid expenses and other assets, a decrease in deferred revenue and a decrease in accounts payable and operating lease liabilities.
Net cash used in operating activities was $14.3 million for the three months ended March 31, 2021, including a net loss of $5.0 million. Net loss was adjusted for non-cash charges of $4.8 million, primarily attributable to stock-based compensation of $3.5 million, Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in operating assets and liabilities of $14.1 million were primarily associated with a decrease in deferred revenues, a decrease in accrued salaries, wages, and employee benefits and an increase in prepaid expenses and other assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.7 million for the three months ended March 31, 2022, which was primarily due to purchases of property and equipment.
Net cash used in investing activities was $25.9 million for the three months ended March 31, 2021, which was primarily due to acquisition of TLA.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2022, which was primarily due to proceeds from the exercise of stock options, offset by the repayment of long-term debt.

Net cash provided by financing activities was $97.1 million for the three months ended March 31, 2021, which was primarily due to net cash acquired from the Business Combination and PIPE Investment, offset by repayment of the UTA convertible notes, and the repayment of borrowings.
Contractual Obligations
There have been no material changes to our contractual obligations from December 31, 2021, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 16, 2022.
Critical Accounting Policies and Estimates
Our interim condensed consolidated financial statements have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Estimates and judgments used in the preparation of our interim condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products, inflation, foreign currency exchange rates, economic conditions and other current and future events, such as the impact of the COVID-19 pandemic and global hostilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the three months ended March 31, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2022.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022 and December 31, 2021, we had cash of $32.9 million and $69.2 million, respectively, and restricted cash and cash equivalents of $6.0 million and $6.2 million, respectively, primarily consisting of interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
As of March 31, 2022 and December 31, 2021, we had outstanding debt obligations of $236.6 million and $237.4 million, respectively, which accrued interest at a rate of 6.25%. A hypothetical 10% change in the interest rate on our debt for all periods presented would not have a material impact on our consolidated financial statements.
Credit Risk
At various times throughout the year, we maintained cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. We had a licensee that accounted for approximately 8% and 13% of our net revenues for the three months ended March 31, 2022 and 2021, respectively.

Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended March 31, 2022 and 2021, we derived approximately 44% and 42% of our revenue from international customers, respectively, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.
For the three months ended March 31, 2022, we recorded an unrealized gain of $7.5 million, included in accumulated other comprehensive income(loss) as of March 31, 2022. This was primarily related to the increase in the U.S. dollar against the Australian dollar during the three months ended March 31, 2022. A hypothetical 10% movement in the Australian dollar would not have a material impact on our consolidated financial statements.
Market Price Risk of Digital Assets
During the fourth quarter of 2021 we released "Rabbitars", a non-fungible token collection, and accepted Ethereum as payment. As of March 31, 2022, the net carrying value of our digital assets held was $4.3 million. We account for our digital assets as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our digital assets decreases below their carrying value at any time. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one Ethereum in our principal market ranged from $2,383 to $3,813 during the first quarter of 2022, but the carrying value of each Ethereum we held at the end of the reporting period reflects the lowest price of one Ethereum quoted on the active exchange at any time since its receipt. Therefore, negative swings in the market price of Ethereum could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of Ethereum are not reflected in the carrying value of our digital assets and impact earnings only when the Ethereum is sold at a gain. For the three months ended March 31, 2022, we incurred an impairment loss of $2.4 million on our Ethereum.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. However, after giving full consideration to such material weaknesses, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
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
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting, during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. See Note 13, Commitments and Contingencies—Legal Contingencies, within the notes to our unaudited condensed consolidated financial statements for a summary of legal proceedings, in addition to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed with the SEC on March 16, 2022.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under the heading “Part I – Item 1A. Risk Factors.” Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
On March 3, 2022, we issued 3,312 shares of our common stock to an independent contractor based on a price of $37.7444 per share as payment for services pursuant to the terms of a license, services and collaboration agreement. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as they were issued pursuant to a private placement to an accredited investor.
On April 1, 2022, we issued 103,570 shares of our common stock, based on a price of $14.0002 per share, as consideration for the purchase of assets from With Vibe Inc. The issuance of such shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering, as such issuance was pursuant to a private placement.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of PLBY Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

3.2	Amended and Restated Bylaws of PLBY Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from PLBY Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document (submitted electronically with this Quarterly Report on Form 10-Q)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
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

PLBY GROUP, INC.

Date: May 10, 2022	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: May 10, 2022	By:	/s/ Lance Barton
	Name:	Lance Barton
	Title:	Chief Financial Officer (principal financial officer)