Form 10-Q/A
period 2022-03-31
PLBY Group, Inc.
filed 2022-05-27
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of May 23, 2022 was 45,584,468.

EXPLANATORY NOTE

PLBY Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2022 (the “Original 10-Q”). This Amendment is being filed solely for the purpose of correcting an incorrect date in the certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 32.1 and 32.2 to the Original 10-Q. In accordance with the Compliance and Disclosure Interpretations published by the SEC staff, the entire periodic report for the quarter ended March 31, 2022 is included in this Amendment. Other than the corrected certificates described above, no other statement or amount has been changed from those presented in the Original 10-Q.

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

PLBY GROUP, INC.

Date: May 27, 2022	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: May 27, 2022	By:	/s/ Lance Barton
	Name:	Lance Barton
	Title:	Chief Financial Officer (principal financial officer)