Form 10-Q
period 2022-06-30
PLBY Group, Inc.
filed 2022-08-09
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of August 1, 2022 was 45,629,127.

i

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.
PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$65,414	$49,851	$134,792	$92,531
Costs and expenses
Cost of sales	(28,058)	(23,675)	(56,958)	(42,699)
Selling and administrative expenses	(40,965)	(29,616)	(72,195)	(57,561)
Related party expenses	—	—	—	(250)
Other operating expenses	(2,574)	—	(4,933)	—
Total costs and expenses	(71,597)	(53,291)	(134,086)	(100,510)
Operating (loss) income	(6,183)	(3,440)	706	(7,979)
Nonoperating income (expense):
Interest expense	(4,083)	(2,253)	(8,133)	(5,550)
Loss on extinguishment of debt	—	(1,217)	—	(1,217)
Fair value remeasurement gain	1,754	—	1,754	—
Other (expense) income, net	(317)	(3)	(397)	742
Total nonoperating expense	(2,646)	(3,473)	(6,776)	(6,025)
Loss before income taxes	(8,829)	(6,913)	(6,070)	(14,004)
Benefit (expense) from income taxes	514	(2,003)	3,298	91
Net loss	(8,315)	(8,916)	(2,772)	(13,913)
Net loss attributable to PLBY Group, Inc.	$(8,315)	$(8,916)	$(2,772)	$(13,913)
Net loss per share, basic and diluted	$(0.18)	$(0.24)	$(0.06)	$(0.42)
Weighted-average shares used in computing net loss per share, basic and diluted	46,604,046	36,736,446	46,258,833	33,298,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(8,315)	$(8,916)	$(2,772)	$(13,913)
Other comprehensive loss:
Foreign currency translation adjustment	(22,229)	—	(14,719)	—
Other comprehensive loss	(22,229)	—	(14,719)	—
Comprehensive loss	$(30,544)	$(8,916)	$(17,491)	$(13,913)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$44,613	$69,245
Restricted cash	2,097	2,211
Receivables, net of allowance for credit losses	29,876	14,129
Inventories, net	37,122	39,881
Prepaid expenses and other current assets	17,392	13,416
Total current assets	131,100	138,882
Restricted cash	3,737	4,030
Property and equipment, net	29,642	26,445
Operating right of use assets	39,992	38,746
Digital assets, net	1,742	6,836
Goodwill	259,156	270,577
Other intangible assets, net	410,821	418,444
Contract assets, net of current portion	15,935	17,315
Other noncurrent assets	15,167	14,132
Total assets	$907,292	$935,407
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,095	$20,577
Accrued salaries, wages, and employee benefits	3,469	4,623
Deferred revenues, current portion	9,226	11,036
Long-term debt, current portion	3,235	2,808
Contingent consideration	8,342	36,630
Operating lease liabilities, current portion	9,754	9,697
Other current liabilities and accrued expenses	24,987	32,417
Total current liabilities	76,108	117,788
Deferred revenues, net of current portion	42,807	42,532
Long-term debt, net of current portion	224,709	226,042
Deferred tax liabilities, net	85,573	91,208
Operating lease liabilities, net of current portion	36,060	35,534
Preferred stock liability	22,247	—
Other noncurrent liabilities	108	20
Total liabilities	487,612	513,124
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 46,321,763 shares issued and 45,621,763 shares outstanding as of June 30, 2022; 42,996,191 shares issued and 42,296,191 shares outstanding as of December 31, 2021	4	4
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 25,000 shares were issued and 25,000 shares were unissued as of June 30, 2022; 0 shares issued or designated as of December 31, 2021	—	—
Treasury stock, at cost, 700,000 shares as of June 30, 2022 and December 31, 2021	(4,445)	(4,445)
Additional paid-in capital	601,237	586,349
Accumulated other comprehensive loss	(18,444)	(3,725)
Accumulated deficit	(158,464)	(155,692)
Total stockholders’ equity	419,888	422,491
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$907,292	$935,407
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)
(for the period ended June 30, 2022)

	Common Stock			Series A Preferred Stock
	Shares	Amount	Treasury Stock	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	42,296,121	$4	$(4,445)	—	$—	$586,349	$(155,692)	$(3,725)	$422,491
Shares issued in connection with options exercise, net exercised	342,661	—	—	—	—	1,369	—	—	1,369
Shares issued in connection with employee stock plans	2,475,511	—	—	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	3,312	—	—	—	—	125	—	—	125
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	6,414	—	—	6,414
Other comprehensive income	—	—	—	—	—	—	—	7,510	7,510
Net income	—	—	—	—	—	—	5,543	—	5,543
Balance at March 31, 2022	45,117,605	$4	$(4,445)	—	$—	$594,257	$(150,149)	$3,785	$443,452
Shares issued in connection with options exercise, net exercised	10,370	—	—	—	—	80	—	—	80
Shares issued in connection with employee stock plans	16,320	—	—	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	20,975	—	—	—	—	—	—	—	—
Shares issued in connection with asset purchase	103,570	—	—	—	—	1,333	—	—	1,333
Shares issued in connection with preferred shares agreement	—	—	—	25,000	—	—	—	—	—
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	352,923	—	—	—	—	260	—	—	260
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	5,307	—	—	5,307
Other comprehensive loss	—	—	—	—	—	—	—	(22,229)	(22,229)
Net loss	—	—	—	—	—	—	(8,315)	—	(8,315)
Balance at June 30, 2022	45,621,763	$4	$(4,445)	25,000	$—	$601,237	$(158,464)	$(18,444)	$419,888
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)
(for the period ended June 30, 2021)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	20,626,249	$2	$—	$161,033	$(78,016)	$—	$83,019
Conversion of convertible promissory note	290,563	—	—	2,730	—	—	2,730
Business Combination and PIPE financing	12,644,168	1	(4,445)	99,299	—	—	94,855
Stock-based compensation expense and vesting of restricted stock units	—	—	—	3,498	—	—	3,498
Net loss	—	—	—	—	(4,997)	—	(4,997)
Balance at March 31, 2021	33,560,980	3	(4,445)	266,560	(83,013)	—	179,105
Issuance of common stock in public offering	4,720,000	1	—	202,894	—	—	202,895
Shares issued in connection with unit purchase options exercise	247,976	—	—	—	—	—	—
Adjustment to transaction costs related to the Business Combination	—	—	—	319	—	—	319
Stock-based compensation expense and vesting of restricted stock units	—	—	—	361	—	—	361
Net loss	—	$—	$—	$—	(8,916)	$—	$(8,916)
Balance at June 30, 2021	38,528,956	4	(4,445)	470,134	(91,929)	—	373,764
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(2,772)	$(13,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,962	1,762
Stock-based compensation	11,286	3,859
Fair value measurement of liabilities	(29,693)	—
Loss on extinguishment of debt	—	1,217
Gain from settlement of convertible promissory note	—	(700)
Impairment of digital assets	4,933	—
Amortization of right of use assets	4,170	2,507
Deferred income taxes	(2,831)	(1,113)
Asset impairment	1,363	—
Other	2,610	82
Changes in operating assets and liabilities:
Receivables, net	(15,747)	(3,269)
Inventories	2,214	1,139
Contract assets	193	(7,238)
Prepaid expenses and other assets	(3,430)	(5,423)
Accounts payable	(4,264)	5,838
Accrued salaries, wages, and employee benefits	(1,154)	(3,010)
Deferred revenues	(2,769)	(1,416)
Operating lease liabilities	(5,401)	—
Other	(7,725)	(1,940)
Net cash used in operating activities	(43,055)	(21,618)
Cash Flows From Investing Activities
Purchases of property and equipment	(5,178)	(14,663)
Cash paid for acquisitions, net of cash acquired	—	(23,093)
Proceeds from disposals of property and equipment	—	4
Net cash used in investing activities	(5,178)	(37,752)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	1,449	—
Repayment of long-term debt	(1,597)	(159,058)
Repayment of convertible notes	—	(2,800)
Net proceeds from issuance of preferred stock	23,750	—
Settlement of the performance holdback contingent consideration	(151)	—
Net proceeds from public offering of stock	—	202,895
Net proceeds from issuance of long-term debt	—	169,000
Payment of financing costs	—	(8,479)
Net contribution from the Merger and PIPE Financing	—	99,911
Net cash provided by financing activities	23,451	301,469
Effect of exchange rate changes on cash and cash equivalents	(257)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(25,039)	242,099
Balance, beginning of year	$75,486	$15,560
Balance, end of period	$50,447	$257,659
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$44,613	$255,529
Restricted cash	5,834	2,130
Total	$50,447	$257,659
Supplemental Disclosures
Cash paid for income taxes	$3,748	$2,392
Cash paid for interest	$7,652	$8,302
Supplemental Disclosure of Non-cash Activities
Purchases of property and equipment	$—	$422
Conversion of convertible notes into common stock	$—	$2,730
Reclassification of stock receivable to treasury stock upon settlement	$—	$4,445
Right of use assets in exchange for lease liabilities	$5,984	$2,397
Shares issued in connection with asset purchase	$1,333	$—
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	$260	$—
Shares issued pursuant to a license, services and collaboration agreement	$125	$—
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
The Company and Honey Birdette (Aust) Pty Limited ("Honey Birdette"), which the Company acquired in August 2021 (see Note 16, Business Combinations) have different fiscal quarter and year ends. Honey Birdette follows a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to December 31. Each fiscal year of Honey Birdette consists of four 13-week quarters, with an extra week added to each fiscal year every five or six years. Honey Birdette’s second fiscal quarter in 2022 consisted of 14 weeks. The Company follows a monthly reporting calendar, with its fiscal year ending on December 31. The difference in fiscal periods for Honey Birdette and the Company is considered to be insignificant and no related adjustments have been made in the preparation of these unaudited condensed consolidated financial statements.
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of June 30, 2022, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of June 30, 2022 and our results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The interim condensed consolidated results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the Securities and Exchange Commission on March 16, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We regularly assess these estimates, including but not limited to, valuation of our trademarks and trade name; valuation of our contingent consideration liabilities; valuation of our Series A Preferred Stock; pay-per-view and video-on-demand buys, and monthly subscriptions to our television and digital content; the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; and stock-based compensation expense. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
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
The following table represents receivables from the Company's customers exceeding 10% of the total as of June 30, 2022 and December 31, 2021:

Customer	June 30, 2022	December 31, 2021
Customer A	29%	30%
Customer B	*	15%
Customer C	34%	*
*Indicates receivables for the customer did not exceed 10% of the Company’s total as of June 30, 2022 and December 31, 2021.
The following table represents revenue from the Company's customers exceeding 10% of the total for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2022	2021	2022	2021
Customer A	*	11%	*	12%
Customer B	*	*	*	*
Customer C	*	*	*	*
*Indicates revenues for the customer did not exceed 10% of the Company’s total for the three and six months ended June 30, 2022 and 2021.
Cash Equivalents
Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.
Restricted Cash
At June 30, 2022 and December 31, 2021, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters and the purchase of an aircraft, as well as Honey Birdette’s term deposit in relation to its Sydney office lease.
Accounts Receivable, Net
Trade receivables are reported at their outstanding unpaid balances, less allowances for credit losses. The allowance for expected credit losses are increased by the recognition of bad debt expense and decreased by charge-offs (net of recoveries) or by reversals to income. In determining expected credit losses, we consider our historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. A receivable balance is written off when we deem the balance to be uncollectible. The allowance for expected credit losses was immaterial at June 30, 2022 and December 31, 2021.

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
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements applicable to us for the quarter ended June 30, 2022.
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

For cash equivalents, receivables and certain other current assets and liabilities, the amounts reported approximate fair value due to their short-term nature. For debt, we believe that the amounts reported approximate fair value based upon the refinancing of our senior secured debt in May 2021, its amendment in August 2021 and August 2022 and the Aircraft Term Loan we obtained in May 2021. Refer to Note 9, Debt and Note 19, Subsequent Events, for additional disclosures about our debt.
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(8,342)	$(8,342)
Preferred stock liability	—	—	(22,247)	(22,247)
Total liabilities	$—	$—	$(30,589)	$(30,589)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(36,630)	$(36,630)
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
Contingent consideration liability is comprised of contingent consideration recorded in connection with the acquisition of Honey Birdette, which represents the fair value for the shares issued to the Honey Birdette sellers that remained subject to lock-up restrictions as of June 30, 2022, and contingent consideration recorded in connection with the acquisition of GlowUp Digital Inc., which represents the fair value for shares which may be issued and cash which may be paid to the GlowUp Digital Inc. sellers subject to certain indemnification obligations and performance criteria. Refer to Note 16, Business Combinations.
We recorded the acquisition-date fair value of these contingent liabilities as part of the consideration transferred. The fair value of contingent and deferred consideration was estimated using either (i) a Monte Carlo simulation analysis in an option pricing framework, using revenue projections, volatility and stock price as key inputs or (ii) a scenario-based valuation model using probability of payment, certain cost projections, and either discounting (in the case of cash-settled consideration) or stock price (for share-settled consideration) as key inputs. The analysis approach was chosen based on the terms of each purchase agreement and our assessment of appropriate methodology for each case. The contingent payments and value of stock issuances are subsequently remeasured to fair value each reporting date using the same fair value estimation method originally applied with updated estimates and inputs as of June 30, 2022. We recorded $8.6 million of fair value change as a result of contingent liabilities fair value remeasurement in selling and administrative expenses for the three months ended June 30, 2022, and $27.9 million of fair value change as a result of contingent liabilities fair value remeasurement for the six months ended June 30, 2022. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
Our Series A Preferred Stock Liability was valued as of May 16, 2022, the issuance date, using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. The liability is subsequently remeasured to fair value each reporting date using the same valuation methodology as originally applied with updated input assumptions. We recorded $1.8 million of fair value change in nonoperating income as a result of remeasurement of the fair value of our Series A Preferred Stock since issuance to the period ended June 30, 2022. The decrease in the fair value of our Series A Preferred Stock since issuance was primarily due to an increase in observed market preferred stock yields. We classified financial liabilities associated with our Series A Preferred Stock as Level 3 due to the lack of relevant observable inputs. Changes in key assumptions, namely preferred stock yields and interest rate volatility, could have an impact on the fair value of our Series A Preferred Stock.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the six months ended June 30, 2022 (in thousands):

June 30, 2022
Beginning balance	$36,630
Preferred stock liability in relation to the issuance of preferred stock	24,000
Change in fair value and other	(29,679)
Partial settlement of the contingent consideration relating to the acquisition of GlowUp	(362)
Ending balance	$30,589
The decrease in the fair value of the contingent consideration for the six months ended June 30, 2022 was primarily due to a decrease in a price per share of our common stock as of June 30, 2022. In the second quarter of 2022, contingent consideration related to the acquisition of GlowUp was partially satisfied as certain performance criteria were met. A portion of the total consideration for the acquisition held back in respect of indemnification obligations remained contingent as of June 30, 2022, pursuant to the terms of the GlowUp Agreement.
Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company recognized losses of $2.6 million and $4.9 million during the three and six months ended June 30, 2022 related to our digital assets, respectively, which had a fair value of $1.7 million on the impairment date. Fair value of digital assets held are predominantly based on Level 1 inputs.
Additionally, in the second quarter of 2022, we purchased intellectual property assets, which had a fair value of $1.4 million on the date of purchase and were fully impaired as of June 30, 2022.
3. Revenue Recognition
Contract Balances
Our contract assets relate to the Trademark Licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $17.2 million and $17.4 million as of June 30, 2022 and December 31, 2021, respectively. Contract liabilities were $52.0 million and $53.6 million as of June 30, 2022 and December 31, 2021, respectively. The changes in such contract balances during the six months ended June 30, 2022 primarily relate to (i) $28.6 million of revenues recognized that were included in gross contract liabilities at December 31, 2021, (ii) a $2.1 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, and (iii) $24.3 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional.
Contract assets were $15.6 million and $8.3 million as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities were $53.5 million and $55.0 million as of June 30, 2021 and December 31, 2020, respectively. The changes in such contract balances during the six months ended June 30, 2021 primarily relate to (i) $27.9 million of revenues recognized that were included in gross contract liabilities at December 31, 2020, (ii) a $2.7 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, (iii) $23.7 million of contract assets reclassified into accounts receivable as a result of rights to consideration becoming unconditional, (iv) a $1.3 million increase in contract liabilities due to the acquisition of TLA Acquisition Corp. (“TLA”), and (v) a $7.4 million increase in contract assets due to certain trademark licensing contract modifications.
Future Performance Obligations
As of June 30, 2022, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $346.3 million, of which $340.1 million relates to Trademark Licensing, $4.9 million relates to Magazine and Digital Subscriptions, and $1.3 million relates to other obligations. Unrecognized revenue of the Trademark Licensing revenue stream will be recognized over the next eight years, of which 69% will be recognized in the first five years. Unrecognized revenue of the Magazine and Digital Subscriptions revenue stream will be recognized over the next five years, of which 36% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.

Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total
Trademark Licensing	$15,876	$—	$—	$—	$15,876	$30,437	$—	$—	$—	$30,437
Magazine and Digital Subscriptions	—	—	2,347	243	2,590	—	—	4,647	678	5,325
TV and Cable Programming	—	—	2,347	—	2,347	—	—	4,787	—	4,787
Consumer Products	—	44,601	—	—	44,601	—	94,243	—	—	94,243
Total revenues	$15,876	$44,601	$4,694	$243	$65,414	$30,437	$94,243	$9,434	$678	$134,792

	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021
	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total
Trademark Licensing	$15,961	$—	$—	$—	$15,961	$31,665	$—	$—	$—	$31,665
Magazine and Digital Subscriptions	—	—	3,271	9	3,280	—	—	5,594	23	5,617
TV and Cable Programming	—	—	2,433	163	2,596	—	—	5,025	163	5,188
Consumer Products	—	28,014	—	—	28,014	—	50,061	—	—	50,061
Total revenues	$15,961	$28,014	$5,704	$172	$49,851	$31,665	$50,061	$10,619	$186	$92,531
The following table disaggregates revenue by point-in-time versus over time (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Point in time	$44,670	$29,010	$94,403	$51,057
Over time	20,744	20,841	40,389	41,474
Total revenues	$65,414	$49,851	$134,792	$92,531
4. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands):

	June 30, 2022	December 31, 2021
Editorial and other pre-publication costs	$466	$263
Merchandise finished goods	36,656	39,618
Total	$37,122	$39,881
At June 30, 2022 and December 31, 2021, reserves for slow-moving and obsolete inventory related to merchandise finished goods amounted to $0.9 million and $1.5 million, respectively.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid taxes	$1,869	$—
Prepaid foreign withholding taxes	2,234	2,431
Deposits	883	1,302
Prepaid insurance	173	1,209
Contract assets, current portion	1,263	77
Software implementation and subscription costs	3,002	1,910
Prepaid inventory not yet received	1,840	2,749
Licensed programming costs	398	447
Upfront fees	2,202	130
Other	3,528	3,161
Total	$17,392	$13,416
As of June 30, 2022, the unamortized balance of the licensed programming costs will be recognized over two years. Amortization expense related to licensed programming costs was immaterial for the three and six months ended June 30, 2022 and 2021.
Additionally, in the third quarter of 2021, the Company began capitalizing implementation costs incurred through certain cloud computing arrangements that are service contracts. These costs are amortized over the terms of the arrangements, which are three years, and are classified in our condensed consolidated balance sheets in prepaid expenses and other current assets or other noncurrent assets based on the terms of the arrangements, and the related cash flows are presented as cash outflows from operations. The amortization expense related to capitalized implementation costs was immaterial for the three and six months ended June 30, 2022.
6. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Aircraft	$13,443	$13,298
Leasehold improvements	11,657	9,619
Construction in progress	6,105	3,317
Equipment	4,045	1,381
Internally developed software	3,431	2,001
Furniture and fixtures	2,141	5,209
Total property and equipment, gross	40,822	34,825
Less: accumulated depreciation	(11,180)	(8,380)
Total	$29,642	$26,445
In May 2021, we purchased an aircraft for an aggregate purchase price of $12.0 million. Subsequently, we capitalized $1.3 million of costs related to the refurbishment of the aircraft and inspecting and testing the aircraft prior to purchase. The aircraft is being amortized on a straight-line basis over its estimated useful life of seven years.
We capitalize certain costs related to internally developed software for centerfold.com. Internally developed software is being amortized on a straight-line basis over its estimated useful life of three years. Costs not yet being amortized are recorded in construction in progress.
The aggregate depreciation expense related to property and equipment was $0.9 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

7. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of $332.2 million and $331.9 million of Playboy-branded trademarks and acquired trade names as of June 30, 2022 and December 31, 2021, respectively. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs that were capitalized during each of the three and six months ended June 30, 2022 and 2021 were immaterial.
Our digital assets as of June 30, 2022 and December 31, 2021 were comprised of the crypto currency “Ethereum” received for sales of our "Rabbitar" non-fungible tokens. As of June 30, 2022, the carrying value of our digital assets held was $1.7 million, which reflects impairments for the three and six months ended June 30, 2022 of $2.6 million and $4.9 million, respectively.
The table below summarizes our intangible assets, net (in thousands):

	June 30, 2022	December 31, 2021
Digital assets, net	$1,742	$6,836
Total amortizable intangible assets, net	78,642	86,519
Total indefinite-lived intangible assets	332,179	331,925
Total	$412,563	$425,280
Our amortizable intangible assets consisted of the following (in thousands):

	Weighted-Average Life (Years)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount

June 30, 2022
Trade names	11.8	$81,759	$—	$(6,679)	$—	$75,080
Distribution agreements	15	3,720	—	(2,811)	—	909
Photo and magazine archives	10	2,000	—	(2,000)	—	—
Customer list	10	1,180	—	(295)	—	885
Developed technology	3	2,300		(532)		1,768
Total		$90,959		$(12,317)		$78,642

	Weighted-Average Life (Years)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount

December 31, 2021
Trade names	11.8	$85,684		$(3,293)		$82,391
Distribution agreements	15	3,720		(2,687)		1,033
Photo and magazine archives	10	2,000		(2,000)		—
Customer list	10	1,180		(236)		944
Developed technology	3	2,300		(149)		2,151
Total		$94,884		$(8,365)		$86,519
The aggregate amortization expense for definite-lived intangible assets was $1.9 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $4.1 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, expected amortization expense relating to definite-lived intangible assets for each of the next five years and thereafter is as follows (in thousands):

Remainder of 2022	$4,052
2023	8,103
2024	7,954
2025	7,336
2026	7,129
Thereafter	44,068
Total	$78,642
Goodwill
Changes in the carrying value of goodwill for the six months ended June 30, 2022 were as follows (in thousands):

Balance at December 31, 2021	$270,577
Foreign currency translation adjustment in relation to Honey Birdette	(11,421)
Balance at June 30, 2022	$259,156

8. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued interest	$1,268	$1,476
Accrued agency fees and commissions	6,335	3,456
Outstanding gift cards and store credits	4,017	4,960
Inventory in transit	3,077	8,323
Taxes	4,268	5,654
Other	6,022	8,548
Total	$24,987	$32,417
9. Debt
The following table sets forth our debt (in thousands):

	June 30, 2022	December 31, 2021
Term loan, due 2027 (as refinanced and amended)	$227,700	$228,850
Aircraft term loan, due 2026	8,122	8,569
Total debt	235,822	237,419
Less: unamortized debt issuance costs	(2,194)	(2,389)
Less: unamortized debt discount	(5,684)	(6,180)
Total debt, net of unamortized debt issuance costs and debt discount	227,944	228,850
Less: current portion of long-term debt	(3,235)	(2,808)
Total debt, net of current portion	$224,709	$226,042

Term Loan
2014 Term Loan
In June 2014, we borrowed $150.0 million under a four-and-one-half-year term loan maturing on December 31, 2018, at an effective rate of 7.0% from DBD Credit Funding LLC pursuant to a credit agreement (the “Credit Agreement”). From 2016 to 2020, the term loan was amended multiple times to borrow an additional $12.0 million, increase the commitment amount, extend the maturity date to December 31, 2023, set up a debt reserve account and excess cash account, and to revise the quarterly principal payments and applicable margin rates, among other amendments.
On May 25, 2021, the Credit Agreement was repaid in full and terminated upon completion of the refinancing described below.
New Term Loan

In May 2021, we consummated the refinancing of the term loan facility (the “Refinancing”), which was scheduled to expire on December 31, 2023. Pursuant to the Refinancing’s new Credit and Guaranty Agreement (as amended, modified or supplemented from time to time, the “New Credit Agreement”) with Acquiom Agency Services LLC, as the administrative agent and collateral agent, we obtained a new $160 million senior secured term loan (the “New Term Loan”), which was fully funded at the closing of the Refinancing. In connection with the Refinancing, we were required to pay off the prior term loan facility with an outstanding principal balance of approximately $154.7 million, as well as certain fees and expenses in connection with such payoff. We financed the payoff of the prior facility with proceeds from the New Term Loan.

As a result of the Refinancing, we recognized a loss on the early extinguishment of debt of $1.2 million during the year ended December 31, 2021, due to $1.0 million of fees which were expensed as incurred in connection with the Refinancing, as well as the write-off of $0.2 million of unamortized debt discount and deferred financing fees as a result of such Refinancing.

The New Term Loan has a six year term and matures in May 25, 2027. The New Term Loan accrues interest at LIBOR plus 5.75%, with a LIBOR floor of 0.50%. The interest rate applicable to borrowings under the New Term Loan may subsequently be adjusted on periodic measurement dates provided for under the new credit agreement based on the type of loans borrowed by us and our total leverage ratio at such time. The New Term Loan requires quarterly amortization payments of $0.6 million, commencing on September 30, 2021, with the balance becoming due at maturity.

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

In August 2021, in connection with the acquisition of Honey Birdette, the New Term Loan was amended to (a) obtain a $70.0 million incremental term loan for the purpose of funding the acquisition, thereby increasing the aggregate principal amount of term loan indebtedness outstanding under the New Credit Agreement to $230.0 million, and (b) amend the terms of the New Credit Agreement to, among other things, permit Honey Birdette and certain of its subsidiaries to guaranty the obligations under the New Credit Agreement. In connection with such amendment, $2.0 million of debt issuance costs were expensed as incurred, and $1.7 million of debt discount were capitalized. The stated interest rate as of June 30, 2022 and December 31, 2021 was 6.25%.

As was the case with the 2014 Credit Agreement, the terms of the New Credit Agreement limit or prohibit, among other things, our ability to: incur liens, incur additional indebtedness, make investments, transfer, sell or acquire assets, pay dividends and change the business we conduct. Acquiom Agency Services LLC has a lien on all our assets as stated in the New Credit Agreement. The New Credit Agreement contains a financial covenant which requires the Company to maintain a maximum total gross leverage ratio (calculated as a ratio of consolidated gross funded debt to consolidated EBITDA, as defined in the New Credit Agreement). The Company was in compliance with the financial covenants under the New Credit Agreement as of December 31, 2021. The Company was in compliance with the financial covenants under the New Credit Agreement, as amended by the Second Amendment, as of June 30, 2022 (see Note 19, Subsequent Events).
Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft (the “Aircraft Term Loan”). The stated interest rate was 6.25% as of June 30, 2022. The Aircraft Term Loan requires monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021. We incurred $0.1 million of financing costs related to the Aircraft Term Loan, which were capitalized.

Original issue discounts and deferred financing costs were incurred in connection with the issuance of our term loans. Costs incurred in connection with debt are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness and are included in “interest expense” in the condensed consolidated statements of operations. Amortization expense related to deferred financing costs was immaterial for the three and six months ended June 30, 2022 and 2021. Interest expense related to our debt was $3.7 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $7.4 million and $5.6 million for the six months ended June 30, 2022 and 2021, respectively.
The following table sets forth maturities of the principal amount of our term loan as of June 30, 2022 (in thousands):

Remainder of 2022	$1,609
2023	3,265
2024	3,327
2025	3,396
2026	6,875
Thereafter	217,350
Total	$235,822
Convertible Promissory Note — Creative Artists Agency
In August 2018, a convertible promissory note was issued to CAA Brand Management, LLC (“CAA”) for $2.7 million. This note was noninterest bearing and was convertible into shares of our common stock. In January 2021, the outstanding note with CAA was converted into 51,857 shares of Legacy Playboy’s common stock, which was exchanged for 290,563 shares of our common stock upon the closing of the Business Combination in February 2021.
Convertible Promissory Note — United Talent Agency, LLC
In March 2018, we issued a convertible promissory note to United Talent Agency, LLC (“UTA”) for $2.0 million. In June 2018, we issued a second convertible promissory note to UTA for $1.5 million. These notes were noninterest bearing and were convertible into shares of our common stock. In February 2021, the outstanding convertible notes with UTA were settled for $2.8 million resulting in a gain from settlement of $0.7 million.
10. Redeemable Noncontrolling Interest
On April 13, 2015, we sold 25% of the membership interest in our subsidiary, After Dark LLC, to an unaffiliated third party for $1.0 million. As part of the arrangement we granted a put right to this party which provides the right, but not the obligation, to the third party to cause us to purchase all of the third party’s interest in After Dark LLC at the then fair market value. This put right can be exercised on April 13 of each year. Additionally, the put right can be exercised upon a change of control of the Company. To date, the put right has not been exercised, including in connection with the Business Combination. Our controlling interest in this subsidiary requires the operations of this subsidiary to be included in the condensed consolidated financial statements. Noncontrolling interest with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interest) are reported as mezzanine equity on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, between liabilities and equity. Net income or loss of After Dark LLC is allocated to its noncontrolling member interest based on the noncontrolling ownership percentage.
Additionally, to the extent that there are results of operations of the subsidiary that are not attributable to us, they would be shown as “net loss attributable to redeemable noncontrolling interest” in the condensed consolidated statements of operations. There was no change in the balance of the redeemable noncontrolling interest as After Dark LLC did not generate any operating activities for the six months ended June 30, 2022 and 2021.
11. Stockholders’ Equity
Common Stock
The holders of our common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by our Board of Directors (the “Board of Directors”). As of June 30, 2022, no dividends had been declared by the Board of Directors.

Common stock reserved for future issuance consists of the following:

	June 30, 2022	December 31, 2021
Shares available for grant under equity incentive plans	433,663	4,003,059
Options issued and outstanding under equity incentive plans	2,845,577	3,211,071
Unvested restricted stock units	2,217,748	585,075
Vested restricted stock units not yet settled	1,193,240	2,133,179
Unvested performance-based restricted stock units	1,115,455	544,036
Vested performance-based restricted stock units not yet settled	—	1,331,031
Shares to be issued pursuant to a license, services and collaboration agreement	55,198	79,485
Maximum number of shares issuable to Glowup sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	8,109,997	12,136,052
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
In connection with our recapitalization that occurred with the consummation of the Business Combination, we eliminated Legacy Playboy’s previously held treasury stock of 1,164,847 shares. We held 700,000 shares of treasury stock as of June 30, 2022.
In May 2022, the Board of Directors approved a common stock repurchase program (the “2022 Stock Repurchase Program”), pursuant to which up to $50 million of shares of Company common stock may be repurchased through May 31, 2024. As of the date of this report, no repurchases have been made under the 2022 Stock Repurchase Program.
Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 50,000 shares are designated as "Series A Preferred Stock". On May 16, 2022, we issued and sold 25,000 shares of Series A Preferred Stock to Drawbridge DSO Securities LLC (the “Purchaser”) at a price of $1,000 per share, resulting in total gross proceeds to us of $25.0 million, and we agreed to sell to the Purchaser, and the Purchaser agreed to purchase from us, up to an additional 25,000 shares of Series A Preferred Stock on the terms set forth in the securities purchase agreement entered into by us and the Purchaser. We incurred approximately $1.5 million of fees associated with the transaction, out of which $1.0 million was netted against the gross proceeds.
The Series A Preferred Stock ranks senior and in priority of payment to the Company’s common stock with respect to distributions on liquidation, winding-up and dissolution. Each share of Series A Preferred Stock has an initial liquidation preference of $1,000 per share (the “Liquidation Preference”).
Holders of shares of Series A Preferred Stock are entitled to cumulative dividends, which are payable quarterly in arrears in cash or, subject to certain limitations, in shares of common stock or any combination thereof, or by increasing the Liquidation Preference for each outstanding share of Series A Preferred Stock to the extent not so paid. Dividends will initially accrue on each share of Series A Preferred Stock at the rate of 8.0% per annum from the date of issuance until the fifth anniversary of the date of issuance, and thereafter such rate will increase quarterly by 1.0%.
At any time, the Company has the right, at its option, to redeem the Series A Preferred Stock, in whole or in part. The Company will also be required to redeem the Series A Preferred Stock in full on September 30, 2027, or upon certain changes of control of the Company, subject to the terms of the Certificate of Designation.

The redemption price will be equal to the initial Liquidation Preference of each share of Series A Preferred Stock to be redeemed multiplied by (i) if any applicable redemption date occurs on or prior to the first anniversary of the closing of a sale of the Series A Preferred Stock, 120%, (ii) if any applicable redemption date occurs after the first anniversary of the closing, but prior to or on the second anniversary of the closing, 125%, (iii) if any applicable redemption date occurs after the second anniversary of the closing, but prior to or on the third anniversary of the closing, 130%, (iv) if any applicable redemption date occurs after the third anniversary of the closing, but prior to or on the fourth anniversary of the closing, 145%, and (v) if any applicable redemption date occurs after the fourth anniversary of the closing, 160%, plus, in each case, a pro rata portion of the increase in the value of the shares of common stock repurchased with the proceeds of the offering of the Series A Preferred Stock as of the applicable redemption date, as set forth in the Certificate of Designation.
The redemption price will be payable in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock, at the Company’s election.
Holders of the Series A Preferred Stock will generally not be entitled to vote on any matter required or permitted to be voted upon by the shareholders of the Company. However, certain matters will require the approval of the holders of not less than the majority of the aggregate Liquidation Preference of the outstanding Series A Preferred Stock, voting as a separate class, including (1) the incurrence or issuance by the Company of certain indebtedness or shares of senior equity securities, (2) certain restricted payments by the Company, (3) certain consolidations, amalgamations or merger transactions involving the Company, (4) certain amendments to the organizational documents of the Company, (5) the incurrence of indebtedness or preferred equity securities by certain subsidiaries of the Company and (6) certain business activities of the Company.
12. Stock-Based Compensation
In June 2018, Legacy Playboy adopted its 2018 Equity Incentive Plan (“2018 Plan”), under which 6,287,687 of Legacy Playboy’s common shares were originally reserved for issuance. Our employees, directors, officers, and consultants were eligible to receive nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2018 Plan. All stock options and restricted stock unit awards granted under the 2018 Plan in 2019 and 2020 that were outstanding immediately prior to the consummation of the Business Combination were accelerated and fully vested (other than the Pre-Closing Option), and subsequently converted into options to purchase or the right to receive shares of our common stock as described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies. The impact of the acceleration of the vesting of 829,547 stock options and 288,494 restricted stock unit awards was $3.1 million for the three months ended March 31, 2021.
On February 9, 2021, our stockholders approved the 2021 Equity and Incentive Compensation Plan (“2021 Plan”), which became effective following consummation of the Business Combination. As of June 30, 2022, 5,954,208 shares were authorized for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that begins January 1, 2022, in an amount equal up to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. Following the effectiveness of the 2021 Plan, no further awards will be granted under the 2018 Plan, but the 2018 Plan will remain outstanding and continue to govern outstanding awards granted thereunder. During the six months ended June 30, 2022, restricted stock units for 1,969,174 shares and restricted performance-based stock units for 571,419 shares were granted under the 2021 Plan.
Stock Option Activity
A summary of the stock option activity under our equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2021	3,211,071	$7.77	7.9	$60,978
Granted	—	—	—	—
Exercised	(353,031)	4.10	—	3,775
Forfeited and cancelled	(12,463)	28.08	—	—
Balance – June 30, 2022	2,845,577	$8.13	7.6	$4,571
Exercisable – June 30, 2022	2,158,116	$6.17	7.2	$4,571

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of our common stock at June 30, 2022.
The grant date fair value of options that vested during the three months ended June 30, 2022 and 2021 were $0.6 and $0 million, respectively. The grant date fair value of options that vested during the six months ended June 30, 2022 and 2021 were $3.2 million and $2.1 million, respectively. There were no options granted during the three months ended June 30, 2022 and 2021. There were no options granted during the six months ended June 30, 2022. The options granted during the six months ended June 30, 2021 had a weighted-average fair value of $4.63 per share at the grant date.
Restricted Stock Units
Restricted stock unit activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share

Unvested and outstanding balance at December 31, 2021	585,075	$28.15
Granted	1,969,174	10.82
Vested	(217,390)	22.52
Forfeited	(119,111)	24.83
Unvested and outstanding balance at June 30, 2022	2,217,748	$13.50
The total fair value of restricted stock units that vested during the three months ended June 30, 2022 and 2021 was approximately $0.2 million and $0, respectively. The total fair value of restricted stock units that vested during the six months ended June 30, 2022 and 2021 was approximately $3.1 million and $1.4 million, respectively. We had 1,193,240 outstanding and fully vested restricted stock units remained unsettled at June 30, 2022, all of which are expected to be settled in the second half of 2022. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net loss per share for the three and six months ended June 30, 2022 and 2021.
Performance Stock Units
Our performance-based restricted stock units ("PSUs") vest upon achieving each of certain Company stock price milestones during the contractual vesting period. The stock price milestones vary among grantees and are set forth in each grantee’s PSU grant agreement (for example, achievement of each of the following 30-day volume-weighted average prices for a share of Company common stock: $20, $30, $40 and $50). The vesting of PSUs is subject to each grantee’s continued service to the Company.
To determine the value of PSUs for stock-based compensation purposes, the Company uses the Monte Carlo simulation valuation model. The Monte Carlo simulation model utilizes multiple input variables, including a derived service period of 1.88 years for 2021 grants and a weighted-average derived service period of 3.8 years for 2022 grants, to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant. For milestones that have not been achieved, such PSUs vest over the derived requisite service period and the fair value of such awards is estimated on the grant date using Monte Carlo simulations. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of the Company’s common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, and (vi) the expected dividend yield. Forfeitures are recognized when they occur.

A summary of performance stock unit activity under our 2021 Plan is as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2021	544,036	$26.18
Granted	571,419	5.68
Vested	—	—
Forfeited	—	—
Unvested and outstanding balance at June 30, 2022	1,115,455	$15.68
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
Expected term — For employee awards granted at-the-money, we estimate the expected term based on the simplified method, which is the midpoint between the vesting date and the end of the contractual term for each award since our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For non-employee awards and employee awards granted out-of-the-money, our best estimate of the expected term is the contractual term of the award.
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
For options granted during the period, we estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table. There were no options granted during the three and six months ended June 30, 2022 and no options were granted during the three months ended June 30, 2021.

Six Months Ended June 30, 2021
Fair value of common stock	10.52
Expected term, in years	5.86
Expected volatility	47%
Risk-free interest rate	0.57%
Expected dividend yield	0%

Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales (1)	$764	$—	$1,643	$—
Selling and administrative expenses	3,983	361	9,643	3,859
Total	$4,747	$361	$11,286	$3,859
(1)    Cost of sales for the three and six months ended June 30, 2022 includes $0.6 million and $0.7 million, respectively, of stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license, services and collaboration agreement.
The expense presented in the table above is net of capitalized stock-based compensation relating to software development costs of $0.6 million during the three and six months ended June 30, 2022.
At June 30, 2022, unrecognized compensation cost related to unvested stock options was $4.1 million and is expected to be recognized over the remaining weighted-average service period of 1.75 years. Unrecognized compensation cost related to unvested performance-based stock units and restricted stock units was $37.0 million at June 30, 2022 and is expected to be recognized over the remaining weighted-average service period of 2.53 years.
13. Commitments and Contingencies
Leases
Our principal lease commitments are for office space and operations under several non-cancelable operating leases with contractual terms expiring from 2021 to 2031. Some of these leases contain renewal options and rent escalations.
We had a $1.7 million and $2.0 million cash collateralized letter of credit related to our corporate headquarters lease as of June 30, 2022 and December 31, 2021, respectively.
We sublease our New York office space for a period approximating the remaining term of our lease. This lease expires in 2024.
In connection with the acquisition of TLA in 2021, as disclosed in Note 16, Business Combinations, we had 40 retail stores as of June 30, 2022, which TLA leases and operates in Washington, Oregon, California, Texas and Tennessee for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which TLA, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between two and 10 years in length, with the average lease term being approximately five years and in many cases include renewal options.
In connection with the acquisition of Honey Birdette in 2021, as disclosed in Note 16, Business Combinations, we acquired 59 retail stores and two office spaces, which Honey Birdette leases and operates in Australia, the United States and the United Kingdom for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which Honey Birdette, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between two and 10 years in length, with the average lease term being approximately five and in many cases include renewal options. In the second quarter of 2022, we entered into three new store leases.
Lease cost associated with operating leases is charged to expense in the year incurred and is included in our condensed consolidated statements of operations. For the three months ended June 30, 2022 and 2021, the lease cost charged to selling, general and administrative expense was $3.5 million and $2.1 million, respectively. Lease cost charged to selling, general and administrative expense for the six months ended June 30, 2022 and 2021 was $6.6 million and $3.3 million, respectively. Lease cost for the three and six months ended June 30, 2022 and 2021 is included in the table below. Lease cost charged to cost of sales for the three and six months ended June 30, 2022 and 2021 was immaterial. Most of our leases include one or more options to renew, with renewal terms that generally can extend the lease term for an additional 4 to 5 years. The exercise of lease renewal options is at our sole discretion.
As of June 30, 2022, the weighted average remaining term of these operating leases was 5.41 years and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 5.12%. Cash payments for amounts included in the measurement of operating lease liabilities were $3.5 million and $7.2 million for the three and six months ended June 30, 2022, respectively. Right of use assets obtained in exchange for new operating lease liabilities were $5.5 million and $6.0 million for the three and six months ended June 30, 2022, respectively.

Net lease cost recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 is summarized as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating lease cost	$3,026	$1,992
Variable lease cost	526	450
Short-term lease cost	498	94
Sublease income	(65)	(72)
Total	$3,985	$2,464

	Six Months Ended June 30,
	2022	2021
Operating lease cost	$6,136	$3,182
Variable lease cost	1,106	618
Short-term lease cost	925	192
Sublease income	(129)	(143)
Total	$8,038	$3,849
Maturities of our operating lease liabilities as of June 30, 2022 are as follows (in thousands):

Remainder of 2022	$6,044
2023	11,408
2024	9,690
2025	7,950
2026	7,506
Thereafter	13,256
Total undiscounted lease payments	55,854
Less: imputed interest	(10,040)
Total operating lease liabilities	45,814
Operating lease liabilities, current portion	9,754
Operating lease liabilities, noncurrent portion	$36,060
Legal Contingencies
From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.
TNR Case
On December 17, 2021, Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”), filed a complaint in the U.S. District Court for the Central District of California against the Company and its subsidiary Products Licensing, LLC. TNR alleges a variety of claims relating to the termination of a license agreement with TNR and the business relationship between the Company and TNR prior to such termination. TNR alleges, among other things, breach of contract, unfair competition, breach of the implied covenant of good faith and fair dealing, and interference with contractual and business relations due to our conduct. TNR is seeking over $100 million in damages arising from the loss of expected profits, declines in the value of TNR’s business, unsalable inventory and investment losses. We believe TNR’s claims and allegations are without merit, and we will defend ourselves vigorously in this matter. On April 25, 2022, we filed a motion to dismiss the complaint. That motion was partially granted, and the court dismissed TNR’s claims under franchise laws without leave to amend. Accordingly, during the quarter ended June 30, 2022, this case did not have a contingent liability that was probable and able to be reasonably estimated.

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
On February 25, 2021, PEII brought suit against AVS in Los Angeles Superior Court to prevent further unauthorized sales of PLAYBOY-branded products and for disgorgement of unlawfully obtained funds. On March 1, 2021, PEII also brought a claim in arbitration against AVS for outstanding and unpaid license fees. PEII and AVS subsequently agreed that the claims PEII brought in arbitration would be alleged in the Los Angeles Superior Court case instead, and on April 23, 2021, the parties entered into and filed a stipulation to that effect with the court. On May 18, 2021, AVS filed a demurrer, asking for the court to remove an individual defendant and dismiss PEII’s request for a permanent injunction. On June 10, 2021, the court denied AVS’s demurrer. AVS filed an opposition to PEII’s motion for a preliminary injunction to enjoin AVS from continuing to sell or market PLAYBOY-branded products on July 2, 2021, which the court denied on July 28, 2021.
On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. On May 3, 2022, we filed a motion for summary judgment. After we moved for summary judgment, the court allowed AVS to amend its complaint and moved the trial date in the matter to April 10, 2023. We believe AVS’ claims and allegations are without merit, and we will defend ourselves vigorously in this matter. The parties are currently engaged in discovery. During the quarter ended June 30, 2022, this case did not have a contingent liability that was probable and able to be reasonably estimated.
Indian Harbor Case
On October 15, 2018, Playboy Enterprises, Inc. (“Playboy”) filed a lawsuit in Los Angeles Superior Court (the “Court”) against its insurer, Indian Harbor Insurance Company (“Indian Harbor”), captioned Playboy Enterprises, Inc. v. Indian Harbor Insurance Company, for breach of contract and breach of the covenant of good faith and fair dealing, and seeking declaratory relief, after Indian Harbor threatened to sue Playboy on an alleged theory of lack of coverage after Indian Harbor paid approximately $4.8 million towards the settlement of claims against Playboy made by Elliot Friedman. Among other things, we are seeking declaratory relief that the underlying claims asserted against Playboy are covered claims under Playboy’s insurance policies with Indian Harbor. On December 14, 2018, Indian Harbor filed its answer to the complaint and filed counterclaims against Playboy for declaratory relief that it has no obligation to provide coverage for the underlying claims and that it is entitled to recoup the amounts it paid in the settlement, with interest. Indian Harbor filed a motion for summary judgment, seeking, among other things, summary adjudication that (1) the insurance policy does not provide coverage because the underlying claim was allegedly first made before the policy period of the policy and (2) that Indian Harbor does not have to provide coverage because Playboy allegedly failed to provide timely notice of the claim. On September 9, 2020, the Court denied Indian Harbor’s motion, in part, ruling as a matter of law that Playboy had properly reported the underlying claim under the correct policy; but granted the motion as to Playboy’s breach of contract and bad faith claims because Indian Harbor ultimately funded the settlement. Based on the summary judgment ruling, the parties agreed to enter into a stipulated judgment in Playboy’s favor to advance the issues for appeal, with Indian Harbor intending to appeal the Court’s decision as to when the underlying claim was first made. The Court entered the parties’ stipulated judgment on July 26, 2021. On October 15, 2021, Indian Harbor filed its notice of appeal. On December 13, 2021, Indian Harbor filed its opening appellate brief, and we filed our response on April 14, 2022. Indian Harbor filed its reply brief on July 1, 2022. We intend to continue to prosecute our claims in this matter and vigorously defend ourselves against Indian Harbor’s counterclaims on appeal. During the quarter ended June 30, 2022, this case did not have a contingent liability that was probable and able to be reasonably estimated.
We may periodically be involved in other legal proceedings arising in the ordinary course of business. These matters are not expected to have a material adverse effect on our consolidated financial statements.

COVID-19
In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Since that time, we have focused on protecting our employees, customers and vendors to minimize potential disruptions while managing through this pandemic. Nonetheless, the COVID-19 pandemic continues to disrupt and delay global supply chains, affect production and sales across a range of industries and result in legal restrictions requiring businesses to close and consumers to stay at home for days-to-months at a time. These disruptions have impacted our business by slowing the launch of new products, causing certain products sold by Yandy to be out-of-stock, hindering new licensing and collaboration deals, temporarily closing retail stores of Honey Birdette post-acquisition and certain of our licensees, reducing retail store traffic during the Omicron variant surge and closing the London Playboy Club and certain other Playboy-branded live gaming operations. As a result, licensing revenues from certain gaming and retail licensees declined in the last three quarters of 2020 and during the year of 2021, as compared to royalties from such sources during pre-pandemic periods.
In the first six months of 2022, certain of our licensing partners faced macroeconomic pressures, such as supply chain and inventory issues, as well as chronic COVID-related closures, resulting in lower than expected retail sales versus their forecasts. They have been working proactively to catch up on delayed launches. Holiday sales are anticipated to come earlier this year and consumers to start shopping ahead this holiday season, and we will be in close communication with our licensing partners during the second half of this year.
As of the date of these consolidated financial statements, our business as a whole has not suffered any material adverse consequences to date from the COVID-19 pandemic. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the further duration of the COVID-19 pandemic and spread of its variants and its impact on employees and vendors, all of which are uncertain and cannot be predicted. As of the date of these consolidated financial statements, the full extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.
14. Income Taxes
The effective tax rate for the three months ended June 30, 2022 and 2021 was 5.8% and a benefit of 29.0%, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 was 54.3% and 0.7%, respectively. The effective tax rate for the three and six months ended June 30, 2022 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, Section 162(m) limitations, stock compensation windfall deductions, contingent consideration fair market value adjustment related to prior acquisitions, foreign income taxes, and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three and six months ended June 30, 2021 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, state taxes, permanent tax adjustments, and movements of the valuation allowance recorded against deferred tax assets that are more likely than not to be realized.

In response to the COVID-19 pandemic, on March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”) was enacted, on March 27, 2020, the Coronavirus Aid, Relief, Economic Security Act (“CARES Act”) was enacted and, on March 11, 2021, the American Rescue Plan Act of 2021 (with the FFCR Act and the CARES Act, the “Acts”) was enacted. The Acts contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Acts did not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021.
15. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options to purchase common stock	2,845,577	3,560,541	2,845,577	3,560,541
Unvested restricted stock units	2,217,748	—	2,217,748	—
Unvested performance-based restricted stock units	1,115,455	—	1,115,455	—
Total	6,178,780	3,560,541	6,178,780	3,560,541

16. Business Combinations
Acquisition of TLA
On March 1, 2021, we acquired 100% of the equity of TLA for cash consideration of $24.9 million. TLA is the parent company of the Lovers family of stores, a leading omnichannel online and brick-and-mortar sexual wellness chain, with 40 stores in five states as of June 30, 2022. The primary drivers for the acquisition were to leverage TLA’s brick-and-mortar presence, e-commerce capabilities, attractive brand positioning and customer database.
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
The estimated fair value of the assets and liabilities acquired was determined by our management. TLA’s inventory consists of merchandise finished goods and its fair value was measured as net realizable value, or the selling price of the inventory less costs of disposal and a reasonable profit allowance for the selling effort. Trade name consists of the Lovers trade name/domain and its fair value was estimated using a relief-from-royalty method. The useful life of the Lovers trade name was estimated to be ten years. Unfavorable leasehold interest is due to the fair values of acquired lease contracts having contractual rents higher than fair market rents. This liability will be wound down as an offset to rent expense over a four-year period, which is the average remaining contractual life of the acquired leases. The unfavorable leasehold interest liability is included in the other net assets amount in the table above.
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

Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the three and six months ended June 30, 2021, as if the acquisition of TLA had occurred as of January 1, 2021. The unaudited pro forma financial information for the three and six months ended June 30, 2021 reflects (i) the reduction in amortization expense based on fair value adjustments to the intangible assets acquired from TLA; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest acquired from TLA; and (iii) the reversal of interest expense on TLA’s debt that was settled on the acquisition date. Transaction costs incurred by us and TLA during the three months ended June 30, 2021 were immaterial. Transaction costs incurred by us and TLA were $0.9 million and $0.7 million, respectively, for the six months ended June 30, 2021. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$49,851	$49,851	$92,531	$101,380
Net loss	$(8,916)	$(8,916)	$(13,913)	$(12,502)

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
The acquisition of the luxury lingerie brand Honey Birdette, with 59 stores as of June 30, 2022 across three continents, expands our brand portfolio with a new high-end franchise, and provides us with product design, sourcing and direct-to-consumer capabilities that we believe can be leveraged to accelerate the growth of our core apparel and sexual wellness businesses.
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
The fair value of the lock-up shares and the FY22 true-up adjustment were recorded as a contingent liability in current liabilities at closing. The acquisition-date fair value of the contingent consideration liability to be settled in a variable number of shares was determined based on the likelihood of issuing stock related to the contingent earn-out clauses, as part of the consideration transferred. For contingent consideration to be settled in common stock, we use public market data to determine the fair value of the shares as of the acquisition date and on an ongoing basis. See Note 2, Fair Value Measurements, for liabilities. The targets for the FY22 true-up adjustment were not met and the contingent consideration was cancelled, as a result no liability balance was held as of June 30, 2022.

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
Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the three and six months ended June 30, 2021, as if the acquisition of Honey Birdette had occurred as of January 1, 2020. The unaudited pro forma financial information for the three and six months ended June 30, 2021 reflects (i) the increase in amortization expense based on fair value adjustments to the intangible assets acquired from Honey Birdette; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest, net acquired from Honey Birdette; (iii) interest expense associated with the borrowing of an additional $70.0 million under our New Credit Agreement used to partially finance the acquisition; (iv) tax adjustments calculated using an estimated blended statutory rate of 27.55% based on the predominant taxable jurisdictions of Honey Birdette; and (v) certain adjustments to convert Honey Birdette’s consolidated income statements from IFRS to U.S. GAAP. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$49,851	$68,738	$92,531	$130,431
Net loss	$(8,916)	$(8,330)	$(13,913)	$(7,866)

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
At the closing of the GlowUp Merger, in accordance with the terms of the GlowUp Agreement, including certain adjustments to the GlowUp Merger consideration determined as of the closing, (i) holders of GlowUp’s equity securities that are accredited investors became entitled to receive, in the aggregate, 548,034 shares of the Company’s common stock and (ii) holders of GlowUp equity securities that are non-accredited investors became entitled to receive, in the aggregate, $342,308 in cash. Pursuant to the GlowUp Agreement, the number of GlowUp Merger consideration shares was determined based on a price per share of $23.4624, which was the volume weighted-average closing price per share of the Company’s common stock on the Nasdaq Global Market over the 10 consecutive trading day period ending on (and including) the trading day immediately preceding the execution of the GlowUp Agreement (i.e., October 14, 2021), representing aggregate closing consideration of approximately $13.2 million. In addition, $0.8 million in transaction expenses were paid by the Company on behalf of the sellers as of closing. Contingent consideration of up to an additional 664,311 shares of our stock and $0.4 million in cash in the aggregate may be issued or paid (as applicable) to GlowUp’s equity holders upon the release of the portion thereof held back in respect of indemnification obligations or the satisfaction of performance criteria, as applicable, pursuant to the terms of the GlowUp Agreement. The fair value of contingent consideration at closing was valued at $18.1 million, $9.2 million of which was classified as equity and $8.9 million was recorded in current liabilities. The closing date per share price of the Company’s common stock of $27.60 resulted in total consideration transferred valued at $34.4 million at closing.
The following table summarizes the fair value of the total consideration transferred in the acquisition of GlowUp at the closing of the acquisition (in thousands).

Cash consideration (including transaction expenses paid for sellers)	$1,142
Stock consideration	15,126
Contingent consideration	18,097
Total consideration transferred	$34,365
The acquisition-date fair value of the contingent consideration to be settled in shares or paid in cash (as applicable) to GlowUp’s equity holders upon the release of the portion thereof held back in respect of indemnification obligations or the satisfaction of performance criteria was determined based on the likelihood of issuing stock or paying cash related to the contingent clauses, as part of the consideration transferred. For contingent consideration to be settled in common stock, we use public market data to determine the fair value of the shares as of the acquisition date and on an ongoing basis. As of June 30, 2022, the performance-based component of the contingent consideration was settled. As a result, the Company issued 352,923 shares of the Company’s common stock and made a payment of $0.2 million to GlowUp’s equity holders. The fair value of the remaining contingent consideration relating to an indemnity holdback at June 30, 2022 was $1.7 million, and it was recorded in current liabilities. See Note 2, Fair Value Measurements, for subsequent measurements of these contingent liabilities.
The following table sets forth the final allocation of the purchase price for GlowUp to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from GlowUp (in thousands):

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
17. Related Party Transactions
During 2011, we entered into a management agreement with an affiliate of one of our stockholders for management and consulting services. Based on the terms of this agreement, management fees were $1.0 million per calendar year. We terminated this agreement in the first quarter of 2021 upon consummation of the Business Combination. Management fees for the three and six months ended June 30, 2022 and three months ended June 30, 2021 were $0. Management fees for the six months ended June 30, 2021 were immaterial. There were no amounts due to or due from this affiliate as of June 30, 2022 or December 31, 2021.
18. Segments
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Direct-to-Consumer segment derives revenue from sales of consumer products sold through third-party retailers, online direct-to-customer or brick-and-mortar through our recently acquired sexual wellness chain, Lovers, with 40 stores in five states, and lingerie company, Honey Birdette, with 59 stores in three countries as of June 30, 2022, as disclosed in Note 16, Business Combinations. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, from trademark licenses for online gaming and from sales of tokenized digital art and collectibles.
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

The following table sets forth financial information by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
Licensing	$15,876	$15,961	$30,437	$31,665
Direct-to-Consumer	44,601	28,014	94,243	50,061
Digital Subscriptions and Content	4,694	5,704	9,434	10,619
All Other	243	172	678	186
Total	$65,414	$49,851	$134,792	$92,531
Operating (loss) income:
Licensing	$12,653	$11,655	$24,122	$22,963
Direct-to-Consumer	690	(656)	2,951	1,019
Digital Subscriptions and Content	(5,692)	1,845	(8,052)	4,164
Corporate	(13,987)	(16,289)	(18,861)	(36,098)
All Other	153	5	546	(27)
Total	$(6,183)	$(3,440)	$706	$(7,979)

19. Subsequent Events

On August 8, 2022, the Company entered into Amendment No. 2 to the Credit and Guaranty Agreement (the “Second Amendment”), dated as of May 25, 2021 (as previously amended on August 11, 2021, the “Existing Credit Agreement”, and as further amended by the Second Amendment), by and among the Company, Playboy Enterprises, Inc., the subsidiary guarantors party thereto, the lenders party thereto (the “Lenders”), and Acquiom Agency Services LLC, as the administrative agent and the collateral agent, to amend the terms of the Existing Credit Agreement to, among other things: (i) require the Company to maintain a minimum consolidated cash balance of $40 million, to be tested twice quarterly (with a 45-day cure period), subject to certain exceptions; (ii) require that the Company’s consolidated cash balance not fall below $25 million for more than five consecutive business days during any applicable test period (with a 15-day cure period to then exceed a cash balance of $40 million); (iii) increase addbacks to the determination of the Company’s consolidated EBITDA (as defined in the New Credit Agreement); (iv) set Total Net Leverage Ratios for Test Periods (as such terms are defined in the New Credit Agreement) ending June 30, 2022 through March 31, 2023 at 7.00 to 1.00, reducing quarterly thereafter at the step-downs specified in the New Credit Agreement to 4.50 to 1.00 as of September 30, 2024, in each case subject to up to $12.5 million of cash netting; (v) increase the per annum interest rates applicable to base rate loans to 4.75% or 5.25%, with the lower rate applying when the total net leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less, and the per annum interest rates applicable to LIBOR loans to 5.75% or 6.25%, with the lower rate applying when the total net leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less; (vi) impose an additional 0.25% interest rate for each 0.5x increase in the total net leverage ratio (as defined in the New Credit Agreement) of the Company above the quarterly levels in the Existing Credit Agreement for test periods ending June 30, 2022 through maturity of the New Credit Agreement; (vii) allow the Company to prepay the loans under the New Credit Agreement at par and allow the Company and its investors to purchase such loans from the Lenders on a pro rata basis (subject to certain limitations set forth in the New Credit Agreement); and (viii) increase financial reporting to the Lenders and impose certain limitations on the ability of the Company to incur further indebtedness or undertake certain transactions until the Company has significantly reduced certain leverage ratios set forth in the New Credit Agreement.

The cash balance requirements are subject to a dollar-for-dollar reduction for payments which reduce the outstanding principal amount of the loans under the New Credit Agreement, and such requirements and limitations on the Company’s ability to make certain restricted payments (including repurchases of its stock) terminate upon achieving a pro forma total leverage ratio (as defined in the New Credit Agreement) of less than 4.00 to 1.00. Two designees of the Lenders will also serve as observers of the Company’s board of directors until the total leverage ratio is less than 4.00 to 1.00.

The Company paid certain fees and expenses in connection with the Second Amendment. In the event that the outstanding principal amount of the loans under the New Credit Agreement as of August 8, 2022 is not reduced by $10 million as of December 31, 2022, then the Company shall pay to the Lenders an additional amount equal to 0.50% of the outstanding principal amount of the loans under the New Credit Agreement as of December 31, 2022.

In connection with the Second Amendment and pursuant to a securities purchase agreement, dated May 13, 2022 (the “Purchase Agreement”), with Drawbridge DSO Securities LLC, on August 8, 2022, the Company issued and sold 25,000 shares of Series A Preferred Stock to the Purchaser at a price of $1,000 per share, resulting in total gross proceeds to the Company of $25.0 million (the “Drawdown”). We incurred approximately $0.5 million of fees associated with the Drawdown, resulting in net proceeds of $24.5 million to the Company. As a result of the Drawdown, all of the Company’s authorized shares of Series A Preferred Stock were issued and outstanding as of August 8, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2022. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2022. As used herein, “we”, “us”, “our”, the “Company” and “Playboy” refer to Playboy Enterprises, Inc. and its subsidiaries prior to the consummation of the Business Combination (as defined below) and PLBY Group Inc. and its subsidiaries following the consummation of the Business Combination.
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

Acquisition of TLA
On March 1, 2021, we completed the acquisition of 100% of the equity of TLA Acquisition Corp. for $24.9 million in cash consideration. TLA is the parent company of the Lovers family of stores, a leading omnichannel online and brick and mortar sexual wellness chain, with 40 stores in five states as of June 30, 2022. Refer to Note 16, Business Combinations, for additional information.
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
At the closing of the GlowUp Merger, in accordance with the terms of the GlowUp Agreement, including certain adjustments to the GlowUp Merger consideration determined as of the closing, (i) holders of GlowUp’s equity securities that are accredited investors became entitled to receive, in the aggregate, 548,034 shares of the Company’s common stock, par value $0.0001 per share, and (ii) holders of GlowUp equity securities that are nonaccredited investors became entitled to receive, in the aggregate, $342,308 in cash. Pursuant to the GlowUp Agreement, the number of GlowUp Merger consideration shares was determined based on a price per share of $23.4624, which was the volume weighted-average closing price per share of the Company’s common stock on the Nasdaq Global Market over the 10 consecutive trading day period ending on (and including) the trading day immediately preceding the execution of the GlowUp Agreement (i.e., October 14, 2021), representing aggregate closing consideration of approximately $13.2 million. In addition, $0.8 million in transaction expenses were paid by the Company on behalf of the sellers as of closing. Contingent consideration of up to an additional 664,311 shares of our stock and $0.4 million in cash in the aggregate may be issued or paid (as applicable) to GlowUp’s equity holders upon the release of the portion thereof held back in respect of indemnification obligations or the satisfaction of performance criteria, as applicable, pursuant to the terms of the GlowUp Agreement. The fair value of contingent consideration at closing was $18.1 million, $9.2 million of which was classified as equity and $8.9 million was recorded in current liabilities. The closing date per share price of the Company’s common stock of $27.60 resulted in total consideration transferred valued at $34.4 million at closing.
Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.”

Expanding the Consumer Products Business through Owned and Operated Products and Channels
We are accelerating our growth in company-owned and branded consumer products in attractive and expanding markets in which we have a proven history of brand affinity and consumer spend. Additionally, in 2021, we acquired and launched our own direct-to-consumer online sales channels, yandy.com, loversstores.com and honeybirdette.com, in addition to playboy.com, to further accelerate the sales of these products. However, our new product and new distribution strategies are in their early stages and will take time to fully develop.
Reduced Reliance on China Licensing Revenues

We have enjoyed substantial success in licensing our trademarks in China where we are a leading men’s apparel brand and where licensing revenues have grown year-over-year. However, as a result of this success, the percentage of total net revenue attributable to China licensing had become 48% of our total revenue by the end of 2019. With the acquisition of Yandy in December 2019, TLA in March 2021 and Honey Birdette in August 2021 and the ramp up of North American consumer product sales, that percentage reduced to 16.6% and 16.0% for the three and six months ended June 30, 2022, respectively, and we expect it will continue to become a smaller percentage of total net revenue in the future as North American consumer product sales, largely through direct-to-consumer channels, accelerate.
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
Attractive Merger and Acquisition Opportunities are Increasing
Building on our successful acquisition and integration of Yandy in late 2019, TLA in March of 2021, Honey Birdette in August 2021 and GlowUp in October 2021, we continue to identify and assess potentially advantageous merger, acquisition and investment opportunities. On April 1, 2022, pursuant to an asset purchase agreement, we acquired assets that could be used to enhance our Centerfold business. We will continue focusing on potential tuck-in opportunities to complement our organic growth with potential for larger, strategic mergers and acquisitions initiatives over the long-term. We believe our mergers and acquisitions strategy will be supported by our operating cash flow and balance sheet flexibility.
Impact of COVID-19 on our Business
In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Since that time, we have focused on protecting our employees, customers and vendors to minimize potential disruptions while managing through this pandemic, including taking the following actions during 2020 and 2021:
•Temporarily closed our offices in Los Angeles, CA and Phoenix, AZ;
•Implemented social distancing measures, required the wearing of masks and increased sanitization practices in our warehousing and fulfillment facilities, Lovers and Honey Birdette retail stores and corporate offices;
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

As a result of such disruptions, licensing revenues from certain gaming and retail licensees declined in 2020 and 2021, as compared to royalties from such sources during pre-pandemic periods. In the first six months of 2022, certain of our licensing partners faced macroeconomic pressures, such as supply chain and inventory issues, as well as chronic COVID-related closures, resulting in lower than expected retail sales versus their forecasts. They have been working proactively to catch up on delayed launches. Holiday sales are anticipated to come earlier this year and consumers to start shopping ahead this holiday season, and we will be in close communication with our licensing partners during the second half of this year.

As of the date of this Quarterly Report, our business as a whole has not suffered any material adverse consequences to date from the COVID-19 pandemic. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the further duration of the COVID-19 pandemic and spread of its variants and its impact on employees and vendors, all of which are uncertain and cannot be predicted. As of the date of these unaudited consolidated financial statements, the full extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.

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
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency fees, website expenses, credit card fees and collectibles, personnel costs including stock-based compensation, Playboy Television operating expenses, costs associated with branding events, paper and printing costs, customer shipping and handling expenses, fulfillment activity costs, and freight-in expenses.
Selling and Administrative Expenses
Selling and administrative expenses primarily consist of corporate office and retail store occupancy costs, personnel costs including stock-based compensation, and contractor fees for accounting/finance, legal, human resources, information technology and other administrative functions, changes in the fair value of contingent consideration, general marketing and promotional activities and insurance.
Related Party Expenses
Related party expenses consist of management fees paid to an affiliate of one of our stockholders for management and consulting services.
Other Operating Expenses
Other operating expenses primarily consist of impairment of digital assets.
Nonoperating Income (Expense)
Interest Expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs.
Fair Value Remeasurement Gain
Changes to the fair value of preferred stock liability related to its remeasurement.
Other Income (Expense), Net
Other income (expense), net consists primarily of other miscellaneous nonoperating items, such as bank charges and foreign exchange gains or losses as well as non-recurring transaction fees. Other income (expense), net for the three and six months ended June 30, 2021 also included a $0.7 million gain from settlement of convertible promissory notes payable to United Talent Agency, LLC (“UTA”) at a 20% discount.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net revenues	$65,414	$49,851	$15,563	31%
Costs and expenses
Cost of sales	(28,058)	(23,675)	(4,383)	19%
Selling and administrative expenses	(40,965)	(29,616)	(11,349)	38%
Other operating expenses	(2,574)	—	(2,574)	100%
Total costs and expenses	(71,597)	(53,291)	(18,306)	34%
Operating (loss) income	(6,183)	(3,440)	(2,743)	80%
Nonoperating income (expense):
Interest expense	(4,083)	(2,253)	(1,830)	81%
Loss on extinguishment of debt	—	(1,217)	1,217	(100)%
Fair value remeasurement gain	1,754	—	1,754	100%
Other (expense) income, net	(317)	(3)	(314)	*
Total nonoperating expense	(2,646)	(3,473)	827	24%
Loss before income taxes	(8,829)	(6,913)	(1,916)	28%
Benefit (expense) from income taxes	514	(2,003)	2,517	*
Net loss	(8,315)	(8,916)	601	7%
Net loss attributable to PLBY Group, Inc.	$(8,315)	$(8,916)	$601	7%
_________________
*Not meaningful

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2022	2021
Net revenues	100%	100%
Costs and expenses
Cost of sales	(43)	(47)
Selling and administrative expenses	(63)	(60)
Other operating expenses	(3)	—
Total costs and expenses	(109)	(107)
Operating (loss) income	(9)	(7)
Nonoperating income (expense):
Interest expense	(6)	(5)
Loss on extinguishment of debt	—	(2)
Fair value remeasurement gain	3	—
Other (expense) income, net	—	—
Total nonoperating expense	(3)	(7)
Loss before income taxes	(12)	(14)
Benefit (expense) from income taxes	1	(4)
Net loss	(13)	(18)
Net loss attributable to PLBY Group, Inc.	(13)%	(18)%

Net Revenues
Net revenues increased by $15.6 million, or 31%, due to higher direct-to-consumer revenue of $16.6 million, of which $22.4 million was attributable to the acquisition of Honey Birdette, partly offset by a decrease of $5.8 million in other direct-to-consumer revenue.
Cost of Sales
Cost of sales increased by $4.4 million, or 19%, primarily due to the increase in direct-to-consumer cost of sales of $9.5 million related to the acquisition of Honey Birdette and expenses related to our creator platform of $2.8 million, partly offset by a decrease of $2.6 million as a result of lower product and shipping costs, TLA amortization of the inventory step-up in the prior year comparative period of $2.3 million, lower personnel costs of $1.1 million and $0.8 million of inventory written off in the prior year comparative period.
Selling and Administrative Expenses
Selling and administrative expenses increased by $11.3 million, or 38%, primarily due to increased direct-to-consumer costs of $9.8 million related to the acquisition of Honey Birdette and $1.7 million related to increased e-commerce marketing costs, $2.9 million of expenses related to our creator platform, $7.7 million of higher employee compensation related costs, partly offset by $8.6 million of non-cash fair value change due to contingent liabilities fair value remeasurement relating to our acquisitions.
Other Operating Expenses
Other operating expenses increased by $2.6 million, or 100%, due to the impairment of digital assets recognized in the three months ended June 30, 2022 as a result of the fair value of our digital assets decreasing below their carrying value.
Nonoperating Income (Expense)
Interest Expense
Interest expense increased by $1.8 million, or 81%, primarily due to incremental borrowings of $70.0 million pursuant to the Amendment No. 1 to the New Credit Agreement and the Aircraft Term Loan of $9.0 million, offset by the lower interest rate obtained pursuant to the Refinancing.

Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased by $1.2 million, or 100% due to the Refinancing in the second quarter of 2021.
Fair Value Remeasurement Gain
Fair value remeasurement gain increased by $1.8 million, or 100%, due to the remeasurement of our preferred stock liability to its fair value at June 30, 2022.
Benefit (Expense) from Income Taxes

Provision for income taxes changed from $2.0 million of tax expense during the three months ended June 30, 2021 to $0.5 million of tax benefit during the three months ended June 30, 2022. During the three months ended June 30, 2022, we recognized a net discrete tax expense of $0.1 million, primarily related to (i) Section 162(m) limitations and (ii) a stock compensation shortfall addback. During the three months ended June 30, 2021, we recognized a net discrete tax benefit of $0.4 million, primarily related to the release of valuation allowance due to purchase accounting deferred tax adjustments.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes key components of our results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net revenues	$134,792	$92,531	$42,261	46%
Costs and expenses
Cost of sales	(56,958)	(42,699)	(14,259)	33%
Selling and administrative expenses	(72,195)	(57,561)	(14,634)	25%
Related party expenses	—	(250)	250	(100)%
Other operating expenses	(4,933)	—	(4,933)	100%
Total costs and expenses	(134,086)	(100,510)	(33,576)	33%
Operating (loss) income	706	(7,979)	8,685	*
Nonoperating income (expense):
Interest expense	(8,133)	(5,550)	(2,583)	47%
Loss on extinguishment of debt	—	(1,217)	1,217	100%
Fair value remeasurement gain	1,754	—	1,754	100%
Other (expense) income, net	(397)	742	(1,139)	(154)%
Total nonoperating expense	(6,776)	(6,025)	(751)	12%
Loss before income taxes	(6,070)	(14,004)	7,934	(57)%
Benefit (expense) from income taxes	3,298	91	3,207	*
Net loss	(2,772)	(13,913)	11,141	(80)%
Net loss attributable to PLBY Group, Inc.	$(2,772)	$(13,913)	$11,141	(80)%
_________________
*Not meaningful

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Net revenues	100%	100%
Costs and expenses
Cost of sales	(42)	(46)
Selling and administrative expenses	(54)	(62)
Related party expenses	—	—
Other operating expenses	(3)	—
Total costs and expenses	(99)	(108)
Operating (loss) income	1	(8)
Nonoperating income (expense):	—	—
Interest expense	(6)	(6)
Fair value remeasurement gain	1	—
Loss on extinguishment of debt	—	(1)
Other (expense) income, net	—	—
Total nonoperating expense	(5)	(7)
Loss before income taxes	(4)	(15)
Benefit (expense) from income taxes	2	—
Net loss	(2)	(15)
Net loss attributable to PLBY Group, Inc.	(2)%	(15)%
Net Revenues
Net revenues increased by $42.3 million, or 46%, primarily due to increased direct-to-consumer revenue, of which $6.3 million was attributable to the acquisition of TLA and $44.6 million was attributable to the acquisition of Honey Birdette, offset by a decrease in other direct-to-consumer revenue of $6.7 million and higher sales of non-fungible tokens in the prior year comparative period of $0.8 million.
Cost of Sales
Cost of sales increased by $14.3 million, or 33%, primarily due to an increase in direct-to-consumer cost of sales of $18.5 million related to Honey Birdette, as well as expenses related to our creator platform of $4.1 million, partly offset by a decrease of $2.7 million in the cost of sales as a result of lower product and shipping costs for e-commerce and lower cost of sales from TLA primarily due to the amortization of the inventory step-up in the prior year comparative period of $2.3 million.
Related Party Expenses
Related party expenses decreased by $0.3 million, or 100%, due to the termination of our management agreement with an affiliate of one of our stockholders for management and consulting services in the first quarter of 2021 upon consummation of the Business Combination.
Selling and Administrative Expenses
Selling and administrative expenses increased by $14.6 million, or 25%, primarily due to increased direct-to-consumer costs of $19.9 million related to the acquisition of Honey Birdette and $4.8 million related to the acquisition of TLA, higher e-commerce marketing costs of $3.4 million, higher employee compensation related costs of $11.6 million, $4.1 million of expenses attributable to our creator platform as well as increased cloud-based software and technology infrastructure investments of $2.8 million, partly offset by $27.9 million of non-cash fair value change due to the contingent liabilities fair value remeasurement relating to our acquisitions, and $5.0 million of bonus payments in the prior year comparative period.
Other Operating Expenses
Other operating expenses increased by $4.9 million, or 100%, due to impairment of digital assets recognized in the six months ended June 30, 2022 as a result of the fair value of our digital assets decreasing below their carrying value.

Nonoperating Income (Expense)
Interest Expense
Interest expense increased by $2.6 million, or 47%, from $5.6 million, primarily due to incremental borrowings of $70.0 million pursuant to the Amendment No. 1 to the New Credit Agreement and the Aircraft Term Loan of $9.0 million offset by the lower interest rate obtained pursuant to the Refinancing.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased by $1.2 million, or 100%, due to the Refinancing in the second quarter of 2021.
Fair Value Remeasurement Gain
Fair value remeasurement gain increased by $1.8 million, or 100%, due to the remeasurement of our preferred stock liability to its fair value at June 30, 2022.
Other (Expense) Income, Net
Other (expense) income, net decreased by $1.1 million, primarily due to the $0.7 million gain from settlement of convertible promissory notes recognized during the first quarter of 2021, as we settled the convertible promissory note payable to UTA at a 20% discount.
Benefit (Expense) from Income Taxes

Provision for income taxes increased from $0.1 million of tax benefit during the six months ended June 30, 2021 to $3.3 million of tax benefit during the six months ended June 30, 2022. During the six months ended June 30, 2022, we recognized a net discrete tax benefit of $2.8 million, primarily related to (i) Section 162(m) limitations, (ii) stock compensation windfall and shortfall adjustments, and (iii) withholding tax prior year true-up adjustments. During the six months ended June 30, 2021,we recognized a net discrete tax benefit of $0.6, primarily related to the release of valuation allowance due to purchase accounting deferred tax adjustments.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(8,315)	$(8,916)	$(2,772)	$(13,913)
Adjusted for:
Interest expense	4,083	2,253	8,133	5,550
Loss on extinguishment of debt	—	1,217	—	1,217
Provision for income taxes	(514)	2,003	(3,298)	(91)
Depreciation and amortization	2,457	1,034	5,962	1,762
EBITDA	(2,289)	(2,409)	8,025	(5,475)
Adjusted for:
Stock-based compensation	4,747	361	11,286	3,859
Adjustments	1,431	1,460	2,720	7,500
Amortization of inventory step-up	—	2,250	—	2,250
Contingent consideration fair value remeasurement	(8,641)	—	(27,939)	—
Preferred stock fair value remeasurement	(1,754)	—	(1,754)	—
Impairments	3,937	—	6,296	—
Acquisition related costs	—	4,218	—	4,218
Management fees and expenses	—	—	—	250
Adjusted EBITDA	$(2,569)	$5,880	$(1,366)	$12,602
•Adjustments for the three and six months ended June 30, 2022 are related to severance, and consulting, advisory and other costs relating to special projects, including the implementation of internal controls over financial reporting and adoption of accounting standards.
•Contingent consideration fair value remeasurement for the three and six months ended June 30, 2022 relates to non-cash fair value change due to contingent liabilities fair value remeasurement resulting from the acquisition of Honey Birdette and GlowUp.
•Preferred stock fair value remeasurement for the three and six months ended June 30, 2022 relates to non-cash fair value change due to preferred stock liability fair value remeasurement.
•Impairments for the three and six months ended June 30, 2022 relate to the impairment of digital assets and asset impairment related to intangible assets acquired during the three months ended June 30, 2022.
•Adjustments for the three and six months ended June 30, 2021 are primarily related to bonus payments in connection with the Business Combination, as well as consulting, advisory and other costs relating to non-recurring items and special projects, including, the implementation of internal controls over financial reporting, and executive search costs.
•Amortization of inventory valuation step-up adjustment for the three and six months ended June 30, 2021 relates to amortization of a non-cash inventory valuation step-up as part of the purchase accounting resulting from the acquisition of TLA.
•Acquisition related costs for the three and six months ended June 30, 2021 include consulting and advisory costs related to acquisition activities.
•Management fees and expenses adjustments for the six months ended June 30, 2021 represent fees paid to one of our stockholders.

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
The following are our results of financial performance by segment for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net revenues:
Licensing	$15,876	$15,961	$30,437	$31,665
Direct-to-Consumer	44,601	28,014	94,243	50,061
Digital Subscriptions and Content	4,694	5,704	9,434	10,619
All Other	243	172	678	186
Total	$65,414	$49,851	$134,792	$92,531
Operating income (loss):
Licensing	$12,653	$11,655	$24,122	$22,963
Direct-to-Consumer	690	(656)	2,951	1,019
Digital Subscriptions and Content	(5,692)	1,845	(8,052)	4,164
Corporate	(13,987)	(16,289)	(18,861)	(36,098)
All Other	153	5	546	(27)
Total	$(6,183)	$(3,440)	$706	$(7,979)
Licensing
Net revenues decreased by $0.1 million, or 0.5%, for the three months ended June 30, 2022, compared to the comparable prior year period, primarily due to lower royalties from licensing collaborations.
For the six months ended June 30, 2022, net revenues decreased by $1.2 million, or 3.9%, compared to the comparable prior year period, primarily due to lower royalties in 2022 due to certain amended licensing agreements and contract terminations.
Operating income increased by $1.0 million, or 8.6%, for the three months ended June 30, 2022, compared to the comparable prior year period, primarily due to lower costs.
For the six months ended June 30, 2022, operating income increased by $1.2 million, or 5.0%, compared to the comparable prior year period, primarily due to lower costs of $2.3 million, partly offset by decreased revenues of $1.2 million.
Direct-to-Consumer
Net revenues increased by $16.6 million, or 59.2%, for the three months ended June 30, 2022, compared to the comparable prior year period, primarily due to revenue of $22.4 million attributable to the acquisition of Honey Birdette in the third quarter of 2021, partly offset by a decrease of $5.8 million in other direct-to-consumer revenue.
For the six months ended June 30, 2022, net revenues increased by $44.2 million, or 88.3%, compared to the comparable prior year period, primarily due to revenue of $44.6 million attributable to the acquisition of Honey Birdette in the third quarter of 2021 and $6.3 million attributable to the acquisition of TLA in the first quarter of 2021, partially offset by a decrease in e-commerce revenue of $6.7 million.
Operating income increased by $1.3 million, or over 100%, for the three months ended June 30, 2022, compared to the comparable prior year period, primarily due to operating income of $3.1 million attributable to the acquisition of Honey Birdette in the third quarter of 2021 and $1.3 million attributable to the acquisition of TLA in the first quarter of 2021, offset by higher e-commerce marketing costs of $1.7 million and $1.4 million primarily as a result of lower e-commerce sales.

For the six months ended June 30, 2022, operating income increased by $1.9 million, or over 100%, primarily due to operating income of $6.2 million attributable to the acquisition of Honey Birdette in the third quarter of 2021 and $2.6 million attributable to the acquisition of TLA in the first quarter of 2021, offset by higher e-commerce marketing costs of $3.4 million and $4.1 million of lower e-commerce sales.
Digital Subscriptions and Content
Net revenues decreased by $1.0 million for the three months ended June 30, 2022, compared to the comparable prior year period of $5.7 million, attributable to the sale of non-fungible tokens in the second quarter of 2021.
For the six months ended June 30, 2022, net revenues decreased by $1.2 million, or 11.2%, compared to the comparable prior year period. The decrease was primarily attributable to the sale of non-fungible tokens in the second quarter of 2021.
Operating income decreased by $7.5 million, or more than 100%, for the three months ended June 30, 2022, compared to the comparable prior year period. The decrease was primarily attributable to the digital assets impairment of $2.6 million, as well as expenses related to our creator platform of $5.7 million.
For the six months ended June 30, 2022, operating income decreased by $12.2 million, or more than 100%, compared to the comparable prior year period, primarily due to the impairment of digital assets of $4.9 million and expenses related to our creator platform of $8.2 million.
All Other
The increase in net revenues for the three months ended June 30, 2022, compared to the comparable prior year period, was immaterial.
For the six months ended June 30, 2022 net revenues increased by $0.5 million, or more than 100%, compared to the comparable prior year period. The increase was primarily attributable to revenue recognized from the fulfillment of magazine subscription obligations in the first quarter of 2022.
The increase in operating income for the three months ended June 30, 2022, compared to the comparable prior year period, was immaterial.
For the six months ended June 30, 2022, operating income increased by $0.6 million, or more than 100%, compared to the comparable prior year period, primarily due to revenue recognized from the fulfillment of magazine subscription obligations in the first quarter of 2022.
Corporate
Corporate expenses decreased by $2.3 million, or 14.1%, for the three months ended June 30, 2022. compared to the comparable prior year period, primarily due to $8.6 million of non-cash fair value change due to contingent liabilities fair value remeasurement relating to our acquisitions, $4.2 million of acquisition related costs and expenses in the prior year comparative period, partly offset by higher employee compensation related costs of $6.4 million and increased cloud-based software and technology infrastructure investments of $1.6 million.
For the six months ended June 30, 2022, corporate expenses decreased by $17.2 million, or 47.8%, compared to the comparable prior year period, primarily due to $27.9 million of non-cash fair value change due to contingent liabilities fair value remeasurement relating to our acquisitions, $4.2 million of acquisition related costs and costs associated with our transition to a public company in the prior year comparative period, partly offset by higher employee compensation related costs of $11.4 million and increased cloud-based software and technology infrastructure investments of $2.5 million.
Liquidity and Capital Resources
Sources of Liquidity
Our main source of liquidity is cash generated from operating and financing activities, which primarily includes cash derived from revenue generating activities, in addition to proceeds from our public offering and issuance of debt in 2021, and proceeds from the issuance and sale of Series A Preferred Stock in May 2022.

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
On May 16, 2022, we issued and sold 25,000 shares of Series A Preferred Stock to Drawbridge DSO Securities LLC at a price of $1,000 per share, resulting in total gross proceeds to us of $25.0 million, and we agreed to sell to the Purchaser, and the Purchaser agreed to purchase from us, up to an additional 25,000 shares of Series A Preferred Stock on the terms set forth in the securities purchase agreement entered into by us and the Purchaser. We incurred approximately $1.5 million of fees associated with the transaction, $1.3 million of which was netted against the gross proceeds.
As of June 30, 2022, our principal source of liquidity was our cash in the amount of $44.6 million which is primarily held in operating and deposit accounts. Although consequences of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as the COVID-19 pandemic, changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. In the event that additional financing is required from third party sources, we may not be able to raise it on acceptable terms or at all.
Debt
2014 Term Loan
In June 2014, we borrowed $150.0 million under a four-and-one-half-year term loan maturing on December 31, 2018, at an effective rate of 7.0% from DBD Credit Funding LLC pursuant to a credit agreement (the “Credit Agreement”). From 2016 to 2020, the term loan was amended multiple times to borrow an additional $12.0 million, increase the commitment amount, extend the maturity date to December 31, 2023, set up a debt reserve account and excess cash account, and to revise the quarterly principal payments and applicable margin rates, among other amendments. Our debt bore interest at a rate per annum equal to the Eurodollar Rate for the interest period in effect plus the applicable margin in effect from time to time. The Eurodollar Rate is the greater of (a) an interest rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) determined by the administrative agent divided by 1 minus the statutory reserves (if any) and (b) 1.25% per annum.
In January 2021, the term loan was amended to defer the excess cash flow payment due in January 2021 to April 2021 among other amendments. The terms of the modified term loan were not considered substantially different and the amendment was accounted for as a modification. On May 25, 2021, the Credit Agreement was repaid in full and terminated upon completion of the refinancing described below.
New Term Loan
On May 25, 2021, we borrowed $160.0 million under a term loan maturing on May 25, 2027 (the “New Term Loan”), at an effective rate of LIBOR plus 5.75%, with a LIBOR floor of 0.50%. The New Term Loan replaced the 2014 Term Loan. The interest rate applicable to borrowings under the New Term Loan may subsequently be adjusted on periodic measurement dates provided for under the New Credit Agreement based on the type of loans borrowed by us and our total leverage ratio at such time. At our option, we may borrow loans which accrue interest at (i) a base rate (with a floor of 1.50%) or (ii) at LIBOR, in each case plus an applicable per annum margin. The per annum applicable margin for base rate loans is 4.25% or 4.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less, and the per annum applicable margin for LIBOR loans is 5.25% or 5.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less. The New Term Loan requires quarterly amortization payments of $0.4 million, commencing on September 30, 2021, with the balance becoming due at maturity. The interest rate on the New Term Loan was 6.25% as of June 30, 2022.
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

On August 8, 2022, we entered into Amendment No. 2 to the New Credit Agreement, by and among the Company, Playboy Enterprises, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent. See Note 19, Subsequent Events, within the notes to our unaudited condensed consolidated financial statements, in addition to Part II, Item 5, “Other Information” of this Quarterly Report, for a summary of the Second Amendment.

Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft. The stated interest rate was 6.25% as of June 30, 2022. The Aircraft Term Loan requires monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021. We incurred $0.1 million of financing costs related to the Aircraft Term Loan as of December 31, 2021, which were capitalized.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(43,055)	$(21,618)
Investing activities	(5,178)	(37,752)
Financing activities	23,451	301,469

Cash Flows from Operating Activities
Net cash used in operating activities was $43.1 million, including a net loss of $2.8 million for the six months ended June 30, 2022. Net loss was adjusted for non-cash charges of $2.2 million, primarily attributable to stock-based compensation expense of $11.3 million, impairment of digital and other assets of $6.3 million and $6.0 million of depreciation and amortization expense and fixed asset impairments, partially offset by changes in the fair value of contingent liabilities of $29.7 million, amortization of right of use assets of $4.2 million and deferred income taxes of $2.8 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in working capital of $38.1 million were primarily associated with an increase in receivables and prepaid and other assets offset by a decrease in accrued payables, salaries, wages, and employee benefits, deferred revenues, operating lease liabilities and other current liabilities.
Net cash used in operating activities was $21.6 million, including a net loss of $13.9 million for the six months ended June 30, 2021. Net loss was adjusted for non-cash charges of $7.6 million, primarily attributable to stock-based compensation expense of $3.9 million, amortization of right of use assets of $2.5 million and $1.8 million of depreciation and amortization expense. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in working capital of $15.3 million were primarily associated with an increase in contract assets, receivables and other assets and liabilities, and a decrease in accrued salaries, wages, and employee benefits, offset by an increase in accounts payable largely associated with infrastructure development costs incurred as part of our transition to a public company.
Cash Flows from Investing Activities
Net cash used in investing activities was $5.2 million for the six months ended June 30, 2022, which was primarily due to the acquisition of property and equipment.
Net cash used in investing activities was $37.8 million for the six months ended June 30, 2021, which was primarily due to the acquisition of TLA and purchase of an aircraft.
Cash Flows from Financing Activities
Net cash provided by financing activities was $23.5 million for the six months ended June 30, 2022, which was primarily due to net proceeds of $23.8 million from our issuance of preferred stock.
Net cash provided by financing activities was $301.5 million for the six months ended June 30, 2021, which was primarily due to net proceeds from our June 2021 public offering, as well as issuance of long-term debt, net cash acquired from the Business Combination and PIPE Investment, partially offset by the repayment of borrowings and the payment of financing costs.
Contractual Obligations
There have been no material changes to our contractual obligations from December 31, 2021, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 16, 2022, other than those relating to new store leases entered into in the second quarter of 2022, as disclosed in Note 13 “Commitments and Contingencies”.
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
During the six months ended June 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2022.

Recent Accounting Pronouncements
There were no recently adopted accounting pronouncements applicable to the Company for the quarter ended June 30, 2022. We do not believe that there were any recently issued, but not yet effective, accounting pronouncements that would have a material effect on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022 and December 31, 2021, we had cash of $44.6 million and $69.2 million, respectively, and restricted cash and cash equivalents of $5.8 million and $6.2 million, respectively, primarily consisting of interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
As of June 30, 2022 and December 31, 2021, we had outstanding debt obligations of $235.8 million and $237.4 million, respectively, which accrued interest at a rate of 6.25%. A hypothetical 10% change in the interest rate on our debt for all periods presented would not have a material impact on our consolidated financial statements.
Credit Risk
At various times throughout the year, we maintained cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. We had a licensee that accounted for approximately 8% and 11% of our net revenues for the three months ended June 30, 2022 and 2021, respectively.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three and six months ended June 30, 2022 and 2021, we derived approximately 43% and 42%, and 30% and 33%, respectively, of our revenue from international customers, respectively, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.
For the three and six months ended June 30, 2022, we recorded an unrealized loss of $22.2 million and $14.7 million, respectively, which is included in accumulated other comprehensive loss as of June 30, 2022. This was primarily related to the increase in the U.S. dollar against the Australian dollar during the three and six months ended June 30, 2022. A hypothetical 10% movement in the Australian dollar would not have a material impact on our consolidated financial statements.

Market Price Risk of Digital Assets
During the fourth quarter of 2021 we released "Rabbitars", a non-fungible token collection, and accepted Ethereum as payment. As of June 30, 2022, the net carrying value of our digital assets held was $1.7 million. We account for our digital assets as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our digital assets decreases below their carrying value at any time. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one Ethereum in our principal market ranged from $964 to $3,522 during the second quarter of 2022, but the carrying value of each Ethereum we held at the end of the reporting period reflects the lowest price of one Ethereum quoted on the active exchange at any time since its receipt. Therefore, negative swings in the market price of Ethereum could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of Ethereum are not reflected in the carrying value of our digital assets and impact earnings only when the Ethereum is sold at a gain. For the three and six months ended June 30, 2022, we incurred an impairment loss of $2.6 million and $4.9 million on our Ethereum, respectively.
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

Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. See Note 13, Commitments and Contingencies—Legal Contingencies, within the notes to our unaudited condensed consolidated financial statements for a summary of material legal proceedings, in addition to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed with the SEC on March 16, 2022.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
On April 1, 2022, we issued 103,570 shares of our common stock, based on a price of $14.0002 per share, as consideration for the purchase of assets from With Vibe Inc. The issuance of such shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering, as such issuance was pursuant to a private placement.
On May 16, 2022, we sold 25,000 shares of Series A Preferred Stock to Drawbridge DSO Securities LLC at a price of $1,000 per share, resulting in total gross proceeds to us of $25.0 million, and we agreed to sell to the Purchaser, and the Purchaser agreed to purchase from us, up to an additional 25,000 shares of Series A Preferred Stock on the terms set forth in the securities purchase agreement entered into by us and the Purchaser. We agreed to pay to the Purchaser a fee of 2.0% of the aggregate purchase price of the Series A Preferred Stock purchased by the Purchaser, and a fee of 1.0% of the aggregate purchase price of the 50,000 shares of Series A Preferred Stock.
In connection with the Second Amendment, on August 8, 2022, we issued and sold the additional 25,000 shares of Series A Preferred Stock to the Purchaser at a price of $1,000 per share, resulting in total gross proceeds to the Company of $25.0 million (the “Drawdown”). We incurred approximately $0.5 million of fees associated with the Drawdown, resulting in net proceeds of $24.5 million to the Company. As a result of the Drawdown, all of the Company’s authorized shares of Series A Preferred Stock were issued and outstanding as of August 8, 2022. We intend to use the proceeds from the sales of the Series A Preferred Stock to repurchase shares of common stock pursuant to the 2022 Stock Repurchase Program and for general corporate purposes.
The offer and sales of the shares of Series A Preferred Stock were made in reliance upon an exemption from registration under the Securities Act, pursuant to Section 4(a)(2) thereof. Any shares of common stock payable as dividends on or the redemption price for the Series A Preferred Stock will be issued in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act.
On May 17, 2022, we issued 352,923 shares of our common stock to the sellers of GlowUp, based on a price of $23.4624 per share pursuant to the terms of the GlowUp Agreement. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, as they were issued pursuant to a private placement to accredited investors.
On May 31, 2022 and June 27, 2022, we issued 3,312 shares and 17,663 shares, respectively, of our common stock to an independent contractor based on a price of $37.7444 per share as payment for services pursuant to the terms of a license, services and collaboration agreement. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, as they were issued pursuant to a private placement to an accredited investor.
As of June 30, 2022, we had not repurchased any shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, which was authorized by the Board of Directors on May 14, 2022.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On August 8, 2022, the Company entered into Amendment No. 2 to the Credit and Guaranty Agreement (the “Second Amendment”), dated as of May 25, 2021 (as previously amended on August 11, 2021, the “Existing Credit Agreement”, and as further amended by the Second Amendment), by and among the Company, Playboy Enterprises, Inc., the subsidiary guarantors party thereto, the lenders party thereto (the “Lenders”), and Acquiom Agency Services LLC, as the administrative agent and the collateral agent, to amend the terms of the Existing Credit Agreement to, among other things: (i) require the Company to maintain a minimum consolidated cash balance of $40 million, to be tested twice quarterly (with a 45-day cure period), subject to certain exceptions; (ii) require that the Company’s consolidated cash balance not fall below $25 million for more than five consecutive business days during any applicable test period (with a 15-day cure period to then exceed a cash balance of $40 million); (iii) increase addbacks to the determination of the Company’s consolidated EBITDA (as defined in the New Credit Agreement); (iv) set Total Net Leverage Ratios for Test Periods (as such terms are defined in the New Credit Agreement) ending June 30, 2022 through March 31, 2023 at 7.00 to 1.00, reducing quarterly thereafter at the step-downs specified in the New Credit Agreement to 4.50 to 1.00 as of September 30, 2024, in each case subject to up to $12.5 million of cash netting; (v) increase the per annum interest rates applicable to base rate loans to 4.75% or 5.25%, with the lower rate applying when the total net leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less, and the per annum interest rates applicable to LIBOR loans to 5.75% or 6.25%, with the lower rate applying when the total net leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less; (vi) impose an additional 0.25% interest rate for each 0.5x increase in the total net leverage ratio (as defined in the New Credit Agreement) of the Company above the quarterly levels in the Existing Credit Agreement for test periods ending June 30, 2022 through maturity of the New Credit Agreement; (vii) allow the Company to prepay the loans under the New Credit Agreement at par and allow the Company and its investors to purchase such loans from the Lenders on a pro rata basis (subject to certain limitations set forth in the New Credit Agreement); and (viii) increase financial reporting to the Lenders and impose certain limitations on the ability of the Company to incur further indebtedness or undertake certain transactions until the Company has significantly reduced certain leverage ratios set forth in the New Credit Agreement.

The cash balance requirements are subject to a dollar-for-dollar reduction for payments which reduce the outstanding principal amount of the loans under the New Credit Agreement, and such requirements and limitations on the Company’s ability to make certain restricted payments (including repurchases of its stock) terminate upon achieving a pro forma total leverage ratio (as defined in the New Credit Agreement) of less than 4.00 to 1.00. Two designees of the Lenders will also serve as observers of the Company’s board of directors until the total leverage ratio is less than 4.00 to 1.00.

The Company paid certain fees and expenses in connection with the Second Amendment. In the event that the outstanding principal amount of the loans under the New Credit Agreement as of August 8, 2022 is not reduced by $10 million as of December 31, 2022, then the Company shall pay to the Lenders an additional amount equal to 0.50% of the outstanding principal amount of the loans under the New Credit Agreement as of December 31, 2022.

In connection with the Second Amendment and pursuant to a securities purchase agreement, dated May 13, 2022 (the “Purchase Agreement”), with Drawbridge DSO Securities LLC, on August 8, 2022, the Company issued and sold 25,000 shares of Series A Preferred Stock to the Purchaser at a price of $1,000 per share, resulting in total gross proceeds to the Company of $25.0 million (the “Drawdown”). We incurred approximately $0.5 million of fees associated with the Drawdown, resulting in net proceeds of $24.5 million to the Company. As a result of the Drawdown, all of the Company’s authorized shares of Series A Preferred Stock were issued and outstanding as of August 8, 2022.

The foregoing descriptions of the Second Amendment and the Purchase Agreement, and, in each case, the transactions contemplated thereby, do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Purchase Agreement and Second Amendment filed herewith as Exhibits 10.1 and 10.2, respectively, which are incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of PLBY Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

3.2	Amended and Restated Bylaws of PLBY Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)
3.3	Certificate of Designation of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2022)
10.1^
Purchase Agreement, dated May 13, 2022, by and among PLBY Group, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2022)

10.2*^
Amendment No. 2 to Credit and Guaranty Agreement, dated as of August 8, 2022, by and among PLBY, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent.

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from PLBY Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document (submitted electronically with this Quarterly Report on Form 10-Q)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
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

PLBY GROUP, INC.

Date: August 9, 2022	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: August 9, 2022	By:	/s/ Lance Barton
	Name:	Lance Barton
	Title:	Chief Financial Officer (principal financial officer)