Form 10-Q
period 2022-09-30
PLBY Group, Inc.
filed 2022-11-09
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of November 3, 2022 was 45,790,268.

i

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.
PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$63,624	$58,356	$198,416	$150,887
Costs and expenses
Cost of sales	(36,814)	(26,491)	(93,772)	(69,190)
Selling and administrative expenses	(43,692)	(37,375)	(114,524)	(94,936)
Related party expenses	—	—	—	(250)
Impairments	(301,865)	—	(308,161)	—
Gain on sale of the aircraft	5,802	—	5,802	—
Total operating expense	(376,569)	(63,866)	(510,655)	(164,376)
Operating loss	(312,945)	(5,510)	(312,239)	(13,489)
Nonoperating income (expense):
Interest expense	(4,306)	(3,622)	(12,439)	(9,172)
Loss on extinguishment of debt	(220)	—	(220)	(1,217)
Fair value remeasurement gain	9,149	—	10,903	—
Other (expense) income, net	(499)	(47)	(896)	695
Total nonoperating income (expense)	4,124	(3,669)	(2,652)	(9,694)
Loss before income taxes	(308,821)	(9,179)	(314,891)	(23,183)
Benefit from income taxes	44,124	1,480	47,422	1,571
Net loss	(264,697)	(7,699)	(267,469)	(21,612)
Net loss attributable to PLBY Group, Inc.	$(264,697)	$(7,699)	$(267,469)	$(21,612)
Net loss per share, basic and diluted	$(5.65)	$(0.18)	$(5.76)	$(0.60)
Weighted-average shares used in computing net loss per share, basic and diluted	46,889,983	41,877,232	46,472,607	36,179,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
1

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(264,697)	$(7,699)	$(267,469)	$(21,612)
Other comprehensive loss:
Foreign currency translation adjustment	(10,321)	(3,721)	(25,040)	(3,721)
Other comprehensive loss	(10,321)	(3,721)	(25,040)	(3,721)
Comprehensive loss	$(275,018)	$(11,420)	$(292,509)	$(25,333)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$60,062	$69,245
Restricted cash	1,977	2,211
Receivables, net of allowance for credit losses	12,569	14,129
Inventories, net	33,782	39,881
Prepaid expenses and other current assets	19,663	13,416
Total current assets	128,053	138,882
Restricted cash	3,537	4,030
Property and equipment, net	16,254	26,445
Operating right of use assets	40,146	38,746
Digital assets, net	1,747	6,836
Goodwill	119,103	270,577
Other intangible assets, net	236,093	418,444
Contract assets, net of current portion	15,363	17,315
Other noncurrent assets	14,892	14,132
Total assets	$575,188	$935,407
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,305	$20,577
Accrued salaries, wages, and employee benefits	3,777	4,623
Deferred revenues, current portion	15,165	11,036
Long-term debt, current portion	2,300	2,808
Contingent consideration	5,308	36,630
Operating lease liabilities, current portion	9,608	9,697
Other current liabilities and accrued expenses	25,461	32,417
Total current liabilities	76,924	117,788
Deferred revenues, net of current portion	19,136	42,532
Long-term debt, net of current portion	214,862	226,042
Deferred tax liabilities, net	39,700	91,208
Operating lease liabilities, net of current portion	36,418	35,534
Preferred stock liability	37,597	—
Other noncurrent liabilities	118	20
Total liabilities	424,755	513,124
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 46,482,125 shares issued and 45,782,125 shares outstanding as of September 30, 2022; 42,996,191 shares issued and 42,296,191 shares outstanding as of December 31, 2021	4	4
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 50,000 shares were issued as of September 30, 2022; 0 shares issued or designated as of December 31, 2021	—	—
Treasury stock, at cost, 700,000 shares as of September 30, 2022 and December 31, 2021	(4,445)	(4,445)
Additional paid-in capital	607,008	586,349
Accumulated other comprehensive loss	(28,765)	(3,725)
Accumulated deficit	(423,161)	(155,692)
Total stockholders’ equity	150,641	422,491
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$575,188	$935,407
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)
(for the period ended September 30, 2022)

	Common Stock			Series A Preferred Stock
	Shares	Amount	Treasury Stock	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	42,296,121	$4	$(4,445)	—	$—	$586,349	$(155,692)	$(3,725)	$422,491
Shares issued in connection with options exercise, net exercised	342,661	—	—	—	—	1,369	—	—	1,369
Shares issued in connection with employee stock plans	2,475,511	—	—	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	3,312	—	—	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	6,539	—	—	6,539
Other comprehensive income	—	—	—	—	—	—	—	7,510	7,510
Net income	—	—	—	—	—	—	5,543	—	5,543
Balance at March 31, 2022	45,117,605	$4	$(4,445)	—	$—	$594,257	$(150,149)	$3,785	$443,452
Shares issued in connection with options exercise, net exercised	10,370	—	—	—	—	80	—	—	80
Shares issued in connection with employee stock plans	16,320	—	—	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	20,975	—	—	—	—	—	—	—	—
Shares issued in connection with asset purchase	103,570	—	—	—	—	1,333	—	—	1,333
Shares issued in connection with preferred shares agreement	—	—	—	25,000	—	—	—	—	—
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	352,923	—	—	—	—	260	—	—	260
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	5,307	—	—	5,307
Other comprehensive loss	—	—	—	—	—	—	—	(22,229)	(22,229)
Net loss	—	—	—	—	—	—	(8,315)	—	(8,315)
Balance at June 30, 2022	45,621,763	$4	$(4,445)	25,000	$—	$601,237	$(158,464)	$(18,444)	$419,888
Shares issued in connection with options exercise, net exercised	142,021	—	—	—	—	476	—	—	476
Shares issued in connection with employee stock plans	15,029	—	—	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	3,312	—	—	—	—	—	—	—	—
Shares issued in connection with preferred shares agreement	—	—	—	25,000	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units						5,295			5,295
Other comprehensive loss	—	—	—	—	—	—	—	(10,321)	(10,321)
Net loss		—	—	—	—	—	(264,697)	—	(264,697)
Balance at September 30, 2022	45,782,125	$4	$(4,445)	50,000	$—	$607,008	$(423,161)	$(28,765)	$150,641
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)
(for the period ended September 30, 2021)

	Common Stock
	Shares		Amount		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	20,626,249		$2		$—	$161,033	$(78,016)	$—	$83,019
Conversion of convertible promissory note	290,563		—		—	2,730	—	—	2,730
Business Combination and PIPE financing	12,644,168		1		(4,445)	99,299	—	—	94,855
Stock-based compensation expense and vesting of restricted stock units	—		—		—	3,498	—	—	3,498
Net loss	—		—		—	—	(4,997)	—	(4,997)
Balance at March 31, 2021	33,560,980		$3		$(4,445)	$266,560	$(83,013)	$—	$179,105
Issuance of common stock in public offering	4,720,000		1		—	202,894	—	—	202,895
Shares issued in connection with unit purchase options exercise	247,976		—		—	—	—	—	—
Adjustment to transaction costs related to the Business Combination	—		—		—	319	—	—	319
Stock-based compensation expense and vesting of restricted stock units	—		—		—	361	—	—	361
Net loss	—		—		—	—	(8,916)	—	(8,916)
Balance at June 30, 2021	38,528,956		$4		$(4,445)	$470,134	$(91,929)	$—	$373,764
Shares issued pursuant to trademark licensing agreement	109,291		—		—	5,000	—	—	5,000
Shares issued in connection with the acquisition of Honey Birdette	2,160,261		—		—	30,006	—	—	30,006
Shares issued in connection with options exercise, net exercised	33,641		—		—	113	—	—	113
Stock-based compensation expense and vesting of restricted stock units	—		—		—	365	—	—	365
Other comprehensive loss	—		—		—	—	—	(3,721)	(3,721)
Net loss	—	—	—	—	—	—	(7,699)	—	(7,699)
Balance at September 30, 2021	40,832,149		$4		$(4,445)	$505,618	$(99,628)	$(3,721)	$397,828
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(267,469)	$(21,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,737	4,022
Stock-based compensation	15,829	4,224
Fair value measurement of liabilities	(40,213)	(1,681)
Loss on extinguishment of debt	220	1,217
Gain from settlement of convertible promissory note	—	(700)
Impairments	308,161	—
Amortization of right of use assets	8,556	4,429
Deferred income taxes	(48,567)	(3,253)
Inventory reserves	5,902	—
Gain on sale of aircraft	(5,802)	—
Other	(883)	514
Changes in operating assets and liabilities:
Receivables, net	1,551	(2,147)
Inventories	(974)	(1,310)
Contract assets	665	(5,364)
Prepaid expenses and other assets	(6,899)	(6,439)
Accounts payable	(4,746)	5,174
Accrued salaries, wages, and employee benefits	(688)	(3,187)
Deferred revenues	(19,220)	(10,958)
Operating lease liabilities	(8,447)	(2,415)
Other	(5,647)	(2,480)
Net cash used in operating activities	(56,934)	(41,966)
Cash Flows From Investing Activities
Purchases of property and equipment	(6,105)	(15,799)
Net proceeds from sale of aircraft	17,196	—
Cash paid for acquisitions, net of cash acquired	—	(252,584)
Proceeds from disposals of property and equipment	—	6
Net cash provided by (used in) investing activities	11,091	(268,377)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	1,925	113
Repayment of long-term debt	(10,452)	(159,846)
Repayment of convertible notes	—	(2,800)
Net proceeds from issuance of preferred stock	48,250	—
Settlement of the performance holdback contingent consideration	(151)	—
Net proceeds from public offering of stock	—	202,922
Net proceeds from issuance of long-term debt	—	239,000
Payment of financing costs	(2,500)	(10,221)
Net contribution from the Merger and PIPE Financing	—	99,911
Net cash provided by financing activities	37,072	369,079
Effect of exchange rate changes on cash and cash equivalents	(1,139)	(102)
Net increase (decrease) in cash and cash equivalents and restricted cash	(9,910)	58,634
Balance, beginning of year	$75,486	$15,560
Balance, end of period	$65,576	$74,194
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$60,062	$67,849
Restricted cash	5,514	6,345
Total	$65,576	$74,194
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc. Condensed Consolidated Statements of Cash Flows (continued) (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures
Cash paid for income taxes	$4,971	$3,127
Cash paid for interest	$11,522	$11,174
Supplemental Disclosure of Non-cash Activities
Purchases of property and equipment	$—	$167
Conversion of convertible notes into common stock	$—	$2,730
Reclassification of stock receivable to treasury stock upon settlement	$—	$4,445
Right of use assets in exchange for lease liabilities	$9,398	$596
Shares issued in connection with asset purchase	$1,333	$—
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	$260	$—
Shares issued pursuant to a license, services and collaboration agreement	$125	$—
Common stock issued in connection with license agreement	$—	$5,000
Contingent consideration from acquisition of Honey Birdette	$—	$25,460
Stock issued in connection with the acquisition of Honey Birdette	$—	$30,006
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
The Company follows a monthly reporting calendar, with its fiscal year ending on December 31. Prior to the third quarter 2022, Honey Birdette (Aust) Pty Limited ("Honey Birdette"), which the Company acquired in August 2021 (see Note 16, Business Combinations) had different fiscal quarter and year ends than the Company. Honey Birdette followed a fiscal calendar widely used by the retail industry which resulted in a fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to December 31. Honey Birdette’s fiscal year previously consisted of four 13-week quarters, with an extra week added to each fiscal year every five or six years. Honey Birdette’s second fiscal quarter in 2022 consisted of 14 weeks. The difference in prior fiscal periods for Honey Birdette and the Company is considered to be insignificant and no related adjustments have been made in the preparation of these unaudited condensed consolidated financial statements.
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of September 30, 2022, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of September 30, 2022 and our results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The interim condensed consolidated results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the Securities and Exchange Commission on March 16, 2022.
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
The following table represents receivables from the Company's customers exceeding 10% of the total as of September 30, 2022 and December 31, 2021:

Customer	September 30, 2022	December 31, 2021
Customer A	28%	30%
Customer B	*	15%
Customer C	*	*
*Indicates receivables for the customer did not exceed 10% of the Company’s total as of September 30, 2022 and December 31, 2021.
The following table represents revenue from the Company's customers exceeding 10% of the total for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2022	2021	2022	2021
Customer A	*	*	*	11%
Customer B	*	*	*	*
Customer C	*	*	*	*
*Indicates revenues for the customer did not exceed 10% of the Company’s total for the three and nine months ended September 30, 2022 and 2021.
Cash Equivalents
Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.
Restricted Cash
At September 30, 2022 and December 31, 2021, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters and Honey Birdette’s term deposit in relation to its Sydney office lease. The December 31, 2021 and September 30, 2022 restricted cash balances included a cash collateralized letter of credit we maintained in connection with the purchase of the Company’s aircraft, which letter of credit is expected to be released in the fourth quarter as a result of the sale of the Company’s aircraft in September 2022.

Accounts Receivable, Net
Trade receivables are reported at their outstanding unpaid balances, less allowances for credit losses. The allowance for expected credit losses are increased by the recognition of bad debt expense and decreased by charge-offs (net of recoveries) or by reversals to income. In determining expected credit losses, we consider our historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. A receivable balance is written off when we deem the balance to be uncollectible. The allowance for expected credit losses was immaterial at September 30, 2022 and December 31, 2021.
Intangible Assets and Goodwill
Indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of Playboy-branded trademarks. We periodically perform a quantitative assessment to estimate the fair value of our Playboy-branded trademarks.
We evaluate the indefinite-lived Playboy-branded trademarks for impairment using the relief from royalty method. This valuation approach requires that we make a number of assumptions to estimate fair value, including projections of future revenues, market royalty rates, tax rates, discount rates and other relevant variables. The projections we use in the model are updated annually and will change over time based on the historical performance and changing business conditions. If the carrying value of the trademark exceeds its estimated fair value, an impairment charge would be recognized for the excess amount.
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
As a result of macroeconomic factors, we experienced declines in revenue and profitability, causing the Company to test the recoverability of its goodwill as of September, 1 2022. The quantitative test performed in the third quarter of 2022 indicated that the fair value of the indefinite-lived Playboy-branded trademarks was less than their carrying value. Our valuation estimate was most sensitive to changes in royalty rates and the cost of capital. We recognized $116.0 million of impairment charges on our indefinite-lived assets at the impairment date.
Utilizing the income approach, the Company performed a quantitative impairment test on goodwill using a discounted cash flow analysis, which determined that the carrying value of our reporting units exceeded their fair value. As a result, we recognized $133.8 million of impairment charges on our goodwill at the impairment date. Definite-lived intangible assets include distribution agreements, photo and magazine archives, licensing agreements, and trade names and customer lists, which we recognized in connection with our business combinations. Because these assets were recognized as identifiable intangible assets in connection with our previous business combinations, we do not incur costs to renew or extend their terms. All of our definite-lived intangible assets are amortized using the straight-line method over their useful lives.
Impairment of Long-Lived Assets
The carrying amounts of long-lived assets, including property and equipment, stores, acquired intangible assets and right-of-use operating lease assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate over their remaining lives. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to their fair value.
If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the revised shorter useful life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
As a result of macroeconomic factors, we experienced declines in revenue and profitability, causing the Company to test recoverability as of September, 1 2022. Recoverability tests for our amortizable trade names indicated that a quantitative impairment test would be necessary. The fair values of our amortizable trade names and certain other assets were less than their carrying values. As a result, we recognized $54.1 million of impairment charges on our trade names and certain other assets at the impairment date.

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
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements applicable to us for the quarter ended September 30, 2022.
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

For cash equivalents, receivables and certain other current assets and liabilities, the amounts reported approximate fair value due to their short-term nature. For debt, we believe that the amounts reported approximate fair value based upon the refinancing of our senior secured debt in May 2021, its amendment in August 2021 and August 2022 and the Aircraft Term Loan we obtained in May 2021. The Aircraft Term Loan was extinguished in the third quarter of 2022 upon sale of the Aircraft. Refer to Note 9, Debt, for additional disclosures about our debt.
Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(5,308)	$(5,308)
Preferred stock liability	—	—	(37,597)	(37,597)
Total liabilities	$—	$—	$(42,905)	$(42,905)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(36,630)	$(36,630)
There were no transfers of Level 3 financial instruments during the periods presented.
Contingent consideration liability is comprised of contingent consideration recorded in connection with the acquisition of Honey Birdette, which represents the fair value for the shares issued to the Honey Birdette sellers that remained subject to lock-up restrictions as of September 30, 2022, and contingent consideration recorded in connection with the acquisition of GlowUp Digital Inc., which represents the fair value for shares which may be issued and cash which may be paid to the GlowUp Digital Inc. sellers subject to certain indemnification obligations and performance criteria. Refer to Note 16, Business Combinations.
We recorded the acquisition-date fair value of these contingent liabilities as part of the consideration transferred. The fair value of contingent and deferred consideration was estimated using either (i) a Monte Carlo simulation analysis in an option pricing framework, using revenue projections, volatility and stock price as key inputs or (ii) a scenario-based valuation model using probability of payment, certain cost projections, and either discounting (in the case of cash-settled consideration) or stock price (for share-settled consideration) as key inputs. The analysis approach was chosen based on the terms of each purchase agreement and our assessment of appropriate methodology for each case. The contingent payments and value of stock issuances are subsequently remeasured to fair value each reporting date using the same fair value estimation method originally applied with updated estimates and inputs as of September 30, 2022. We recorded $1.4 million of fair value change as a result of contingent liabilities fair value remeasurement in selling and administrative expenses for the three months ended September 30, 2022, and $29.3 million of fair value change as a result of contingent liabilities fair value remeasurement for the nine months ended September 30, 2022. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial the issuance date), and our subsequent Series A Preferred Stock liability, subsequently valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. We recorded $9.1 million and $10.9 million of fair value change in nonoperating income as a result of remeasurement of the fair value of our Series A Preferred Stock during the three and nine months ended September 30, 2022, respectively. The decrease in the fair value of our Series A Preferred Stock since issuance was primarily due to an increase in observed market preferred stock yields. We classified financial liabilities associated with our Series A Preferred Stock as Level 3 due to the lack of relevant observable inputs. Changes in key assumptions, namely preferred stock yields and interest rate volatility, could have an impact on the fair value of our Series A Preferred Stock.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the nine months ended September 30, 2022 (in thousands):

September 30, 2022
Beginning balance	$36,630
Preferred stock liability in relation to the issuance of preferred stock	45,892
Change in fair value and other	(39,255)
Partial settlement of the contingent consideration relating to the acquisition of GlowUp	(362)
Ending balance	$42,905
The decrease in the fair value of the contingent consideration for the nine months ended September 30, 2022 was primarily due to a decrease in a price per share of our common stock as of September 30, 2022. In the second quarter of 2022, contingent consideration related to the acquisition of GlowUp was partially satisfied as certain performance criteria were met. A portion of the total consideration for the acquisition held back in respect of indemnification obligations remained contingent as of September 30, 2022, pursuant to the terms of the GlowUp Agreement.
Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company’s recognized losses related to its digital assets during the three months ended September 30, 2022 were immaterial. Losses related to the Company’s digital assets during the nine months ended September 30, 2022 were $4.9 million, which had a fair value of $1.7 million on the impairment date. Fair value of digital assets held are predominantly based on Level 1 inputs. We use discounted cash flow models with Level 3 inputs to measure the fair value of our non-financial assets and liabilities. Key assumptions used in the discounted cash flow valuation model include discount rates, royalty rates, growth rates, cash flow projections, tax rates and terminal growth rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Our cash flow projections represent management's most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings. Terminal values are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. Changes in key assumptions, namely discount rates, royalty rates, growth rates and projections, could have an impact on the fair value of our non-financial assets and liabilities. At the impairment date, we recorded impairment charges on indefinite-lived trademarks, amortizable trade names, goodwill, distribution agreements and certain other assets of $303.9 million. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 7, Intangible Assets and Goodwill, for further information.
3. Revenue Recognition
Contract Balances
Our contract assets relate to the Trademark Licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $16.7 million and $17.4 million as of September 30, 2022 and December 31, 2021, respectively. Contract liabilities were $34.3 million and $53.6 million as of September 30, 2022 and December 31, 2021, respectively. The changes in such contract balances during the nine months ended September 30, 2022 primarily relate to (i) $42.1 million of revenues recognized that were included in gross contract liabilities at December 31, 2021, (ii) a $3.5 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, (iii) $18.5 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional, and (iv) a $1.3 million decrease in contract assets due to certain trademark licensing contract modifications and terminations.
Contract assets were $18.7 million and $8.3 million as of September 30, 2021 and December 31, 2020, respectively. Contract liabilities were $44.0 million and $55.0 million as of September 30, 2021 and December 31, 2020, respectively. The changes in such contract balances during the nine months ended September 30, 2021 primarily relate to (i) $41.6 million of revenues recognized that were included in gross contract liabilities at December 31, 2020, (ii) a $3.5 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, (iii) $26.1 million of contract assets reclassified into accounts receivable as a result of rights to consideration becoming unconditional, (iv) a $0.5 million increase in contract liabilities due to the acquisition of Honey Birdette, and (v) a $10.0 million increase in contract assets due to certain trademark licensing contract modifications.

Future Performance Obligations
As of September 30, 2022, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $383.9 million, of which $376.1 million relates to Trademark Licensing, $5.0 million relates to Magazine and Digital Subscriptions, and $2.8 million relates to other obligations. Unrecognized revenue of the Trademark Licensing revenue stream will be recognized over the next ten years, of which 65% will be recognized in the first five years. Unrecognized revenue of the Magazine and Digital Subscriptions revenue stream will be recognized over the next five years, of which 36% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total
Trademark Licensing	$14,908	$—	$—	$—	$14,908	$45,345	$—	$—	$—	$45,345
Magazine and Digital Subscriptions	—	—	2,403	42	2,445	—	—	7,050	720	7,770
TV and Cable Programming	—	—	2,263	—	2,263	—	—	7,050	—	7,050
Consumer Products	—	44,008	—	—	44,008	—	138,251	—	—	138,251
Total revenues	$14,908	$44,008	$4,666	$42	$63,624	$45,345	$138,251	$14,100	$720	$198,416

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total
Trademark Licensing	$17,186	$—	$—	$—	$17,186	$48,851	$—	$—	$—	$48,851
Magazine and Digital Subscriptions	—	—	2,474	16	2,490	—	—	8,068	39	8,107
TV and Cable Programming	—	—	2,679	—	2,679	—	—	7,704	163	7,867
Consumer Products	—	36,001	—	—	36,001	—	86,062	—	—	86,062
Total revenues	$17,186	$36,001	$5,153	$16	$58,356	$48,851	$86,062	$15,772	$202	$150,887
The following table disaggregates revenue by point-in-time versus over time (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Point in time	$44,088	$36,080	$138,491	$87,137
Over time	19,536	22,276	59,925	63,750
Total revenues	$63,624	$58,356	$198,416	$150,887
4. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands):

	September 30, 2022	December 31, 2021
Editorial and other pre-publication costs	$609	$263
Merchandise finished goods	33,173	39,618
Total	$33,782	$39,881
At September 30, 2022 and December 31, 2021, reserves for slow-moving and obsolete inventory related to merchandise finished goods amounted to $6.6 million and $1.5 million, respectively.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid taxes	$2,138	$—
Prepaid foreign withholding taxes	2,234	2,431
Deposits	675	1,302
Prepaid insurance	660	1,209
Contract assets, current portion	1,364	77
Software implementation and subscription costs	5,354	1,910
Prepaid inventory not yet received	1,643	2,749
Licensed programming costs	341	447
Prepaid platform fees	1,668	130
Other	3,586	3,161
Total	$19,663	$13,416
As of September 30, 2022, the unamortized balance of the licensed programming costs will be recognized over two years. Amortization expense related to licensed programming costs was immaterial for the three and nine months ended September 30, 2022 and 2021.
Additionally, in the third quarter of 2021, the Company began capitalizing implementation costs incurred through certain cloud computing arrangements that are service contracts. These costs are amortized over the terms of the arrangements, which are three years, and are classified in our condensed consolidated balance sheets in prepaid expenses and other current assets or other noncurrent assets based on the terms of the arrangements, and the related cash flows are presented as cash outflows from operations. The amortization expense related to capitalized implementation costs was $0.7 million and $1.7 million for the three and nine months ended September 30, 2022, respectively, and immaterial for the three months ended September 30, 2021.
6. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Aircraft	$—	$13,298
Leasehold improvements	11,514	9,619
Construction in progress	1,740	3,317
Equipment	4,439	1,381
Internally developed software	6,233	2,001
Furniture and fixtures	2,179	5,209
Total property and equipment, gross	26,105	34,825
Less: accumulated depreciation	(9,851)	(8,380)
Total	$16,254	$26,445
In May 2021, we purchased an aircraft (the “Aircraft”) for an aggregate purchase price of $12.0 million. Subsequently, we capitalized $1.3 million of costs related to the refurbishment of the Aircraft and inspecting and testing the aircraft prior to purchase, which was amortized on a straight-line basis over its estimated useful life of seven years.
In September 2022, we completed the sale of the Aircraft to an unaffiliated, private, third-party buyer for a sale price of $17.5 million, representing a net gain on sale of $5.8 million, which is reported in “Gain on sale of the aircraft” in the condensed consolidated statements of operations. In connection with the sale of the Aircraft, the Aircraft Term Loan was repaid in full and all related liens discharged (see Note 9, Debt).
We capitalize certain costs related to internally developed software for centerfold.com. Internally developed software is being amortized on a straight-line basis over its estimated useful life of three years. Costs not yet being amortized are recorded in construction in progress. In the third quarter of 2022, we accelerated $0.7 million of depreciation and wrote off $0.9 million of certain internally developed software related to centerfold.com due to the rollout of our new platform.

The aggregate depreciation expense related to property and equipment was $2.7 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $5.0 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively.
7. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized and consisted of $216.2 million and $331.9 million of Playboy-branded trademarks and acquired trade names as of September 30, 2022 and December 31, 2021, respectively. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs that were capitalized during each of the three and nine months ended September 30, 2022 and 2021 were immaterial.
As a result of impacts to our revenue, attributable to macroeconomic factors, we recorded non-cash asset impairment charges related to the write-down of goodwill of $133.8 million, indefinite-lived trademarks for $116.0 million, trade names and other assets of $54.1 million, at the impairment date. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for additional disclosures about impairment charges.
Our digital assets as of September 30, 2022 and December 31, 2021 were comprised of the crypto currency “Ethereum” received for sales of our "Rabbitar" non-fungible tokens. As of September 30, 2022, the carrying value of our digital assets held was $1.7 million. Impairment charges related to our digital assets were immaterial for the three months ended September 30, 2022, and $4.9 million for the nine months ended September 30, 2022.
In the third quarter of 2022, we accelerated $1.8 million of amortization of developed software related to our GlowUp acquisition, due to the rollout of our new platform.
The table below summarizes our intangible assets, net (in thousands):

	September 30, 2022	December 31, 2021
Digital assets, net	$1,747	$6,836
Total amortizable intangible assets, net	19,908	86,519
Total indefinite-lived intangible assets	216,185	331,925
Total	$237,840	$425,280

Our amortizable intangible assets consisted of the following (in thousands):

	Weighted-Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Impairments*	Net Carrying Amount

September 30, 2022
Trade names	11.8	$75,418	$(7,624)	$(48,733)	$19,061
Distribution agreements	15	3,720	(2,873)	—	847
Photo and magazine archives	10	2,000	(2,000)	—	—
Customer list	10	1,180	(315)	(865)	—
Developed technology	3	2,300	(2,300)	—	—
Total		$84,618	$(15,112)	$(49,598)	$19,908
_________________ *Includes the impairment charges on trade names of $49.5 million during the three months ended September 30, 2022. The offset relates to foreign currency translation.

	Weighted-Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Impairments	Net Carrying Amount

December 31, 2021
Trade names	11.8	$85,684	$(3,293)	$—	$82,391
Distribution agreements	15	3,720	(2,687)	—	1,033
Photo and magazine archives	10	2,000	(2,000)	—	—
Customer list	10	1,180	(236)	—	944
Developed technology	3	2,300	(149)	—	2,151
Total		$94,884	$(8,365)	$—	$86,519
The aggregate amortization expense for definite-lived intangible assets was $2.9 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $7.0 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, expected amortization expense relating to definite-lived intangible assets for each of the next five years and thereafter is as follows (in thousands):

Remainder of 2022	$705
2023	2,820
2024	2,820
2025	2,820
2026	2,613
Thereafter	8,130
Total	$19,908
Goodwill
Changes in the carrying value of goodwill for the nine months ended September 30, 2022 were as follows (in thousands):

	Gross Goodwill	Impairments	Net Goodwill
Balance at December 31, 2021	$270,577	$—	$270,577
Foreign currency translation adjustment in relation to Honey Birdette	(17,146)	—	(17,146)
Impairments		(134,328)	(134,328)
Balance at September 30, 2022	$253,431	$(134,328)	$119,103

Changes in the recorded carrying value of goodwill for the nine months ended September 30, 2022 by reportable segment were as follows:

	Direct-to-Consumer	Licensing	Digital Subscriptions and Content
Balance at December 31, 2021	$237,477		$33,100
Foreign currency translation and other adjustments	(17,146)	—	—
Impairments	(134,328)	—	—
Balance at September 30, 2022	$86,003	$—	$33,100
8. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued interest	$1,320	$1,476
Accrued agency fees and commissions	6,724	3,456
Outstanding gift cards and store credits	4,042	4,960
Inventory in transit	3,865	8,323
Taxes	4,115	5,654
Other	5,395	8,548
Total	$25,461	$32,417
9. Debt
The following table sets forth our debt (in thousands):

	September 30, 2022	December 31, 2021
Term loan, due 2027 (as refinanced and amended)	$227,125	$228,850
Aircraft term loan, due 2026	—	8,569
Total debt	227,125	237,419
Less: unamortized debt issuance costs	(2,145)	(2,389)
Less: unamortized debt discount	(7,818)	(6,180)
Total debt, net of unamortized debt issuance costs and debt discount	217,162	228,850
Less: current portion of long-term debt	(2,300)	(2,808)
Total debt, net of current portion	$214,862	$226,042
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

As was the case with the 2014 Credit Agreement, the terms of the New Credit Agreement limit or prohibit, among other things, our ability to: incur liens, incur additional indebtedness, make investments, transfer, sell or acquire assets, pay dividends and change the business we conduct. Acquiom Agency Services LLC has a lien on all our assets as stated in the New Credit Agreement. The New Credit Agreement contains a financial covenant which requires the Company to maintain a maximum total gross leverage ratio (calculated as a ratio of consolidated gross funded debt to consolidated EBITDA, as defined in the New Credit Agreement). The Company was in compliance with the financial covenants under the New Credit Agreement as of December 31, 2021. The Company was in compliance with the financial covenants under the New Credit Agreement, as amended by the Second Amendment, as of September 30, 2022.

In August 2022, we entered into the second amendment to the New Term Loan (“Second Amendment”), which, among other things: (i) requires the Company to maintain a minimum consolidated cash balance of $40 million, to be tested twice quarterly (with a 45-day cure period), subject to certain exceptions; (ii) requires that the Company’s consolidated cash balance not fall below $25 million for more than five consecutive business days during any applicable test period (with a 15-day cure period to then exceed a cash balance of $40 million); (iii) increases addbacks to the determination of the Company’s consolidated EBITDA (as defined in the New Credit Agreement); (iv) sets Total Net Leverage Ratios for Test Periods (as such terms are defined in the New Credit Agreement) ending June 30, 2022 through March 31, 2023 at 7.00 to 1.00, reducing quarterly thereafter at the step-downs specified in the New Credit Agreement to 4.50 to 1.00 as of September 30, 2024, in each case subject to up to $12.5 million of cash netting; (v) increases the per annum interest rates applicable to base rate loans to 4.75% or 5.25% and the per annum interest rates applicable to LIBOR loans to 5.75% or 6.25%, in each case plus 0.25% per 0.50x increase above prior financial covenant levels during an applicable period and with the lower rates applying when the Total Net Leverage Ratio as of the applicable measurement date is 3.00 to 1.00 or less; (vi) allows the Company to prepay the loans under the New Credit Agreement at par and allow the Company and its investors to purchase such loans from the Lenders on a pro rata basis (subject to certain limitations set forth in the New Credit Agreement); and (vii) increases financial reporting to the Lenders and imposes certain limitations on the ability of the Company to incur further indebtedness or undertake certain transactions until the Company has significantly reduced certain leverage ratios set forth in the New Credit Agreement.

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

In connection with such amendment, $0.2 million of debt issuance costs were expensed as incurred, and $2.5 million of debt discount was capitalized. The stated interest rate of the New Term Loan as of September 30, 2022 and December 31, 2021 was 6.75% and 6.25%, respectively.
Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft (the “Aircraft Term Loan”). The stated interest rate was 6.25% as of December 31, 2021. The Aircraft Term Loan required monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021. We incurred $0.1 million of financing costs related to the Aircraft Term Loan, which were capitalized.
In September 2022, in connection with the sale of the Aircraft (see Note 6, Property and Equipment, Net), the Aircraft Term Loan was repaid in full and all related liens discharged. A loss on early extinguishment of debt, which was comprised of the write-off of certain deferred financing costs and a prepayment penalty, was $0.2 million.
Original issue discounts and deferred financing costs were incurred in connection with the issuance of our term loans. Costs incurred in connection with debt are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness and are included in “interest expense” in the condensed consolidated statements of operations. Amortization expense related to deferred financing costs was immaterial for the three and nine months ended September 30, 2022 and 2021. Interest expense related to our debt was $4.0 million and $3.3 million for the three months ended September 30, 2022 and 2021, respectively, and $11.4 million and $8.7 million for the nine months ended September 30, 2022 and 2021, respectively.
The following table sets forth maturities of the principal amount of our term loan as of September 30, 2022 (in thousands):

Remainder of 2022	$575
2023	2,300
2024	2,300
2025	2,300
2026	2,300
Thereafter	217,350
Total	$227,125
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

10. Redeemable Noncontrolling Interest
On April 13, 2015, we sold 25% of the membership interest in our subsidiary, After Dark LLC, to an unaffiliated third party for $1.0 million. As part of the arrangement we granted a put right to this party which provides the right, but not the obligation, to the third party to cause us to purchase all of the third party’s interest in After Dark LLC at the then fair market value. This put right can be exercised on April 13 of each year. Additionally, the put right can be exercised upon a change of control of the Company. To date, the put right has not been exercised, including in connection with the Business Combination. Our controlling interest in this subsidiary requires the operations of this subsidiary to be included in the condensed consolidated financial statements. Noncontrolling interest with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interest) are reported as mezzanine equity on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, between liabilities and equity. Net income or loss of After Dark LLC is allocated to its noncontrolling member interest based on the noncontrolling ownership percentage.
Additionally, to the extent that there are results of operations of the subsidiary that are not attributable to us, they would be shown as “net loss attributable to redeemable noncontrolling interest” in the condensed consolidated statements of operations. There was no change in the balance of the redeemable noncontrolling interest as After Dark LLC did not generate any operating activities for the three and nine months ended September 30, 2022 and 2021.
11. Stockholders’ Equity
Common Stock
The holders of our common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by our Board of Directors (the “Board of Directors”). As of September 30, 2022, no dividends had been declared by the Board of Directors.
Common stock reserved for future issuance consists of the following:

	September 30, 2022	December 31, 2021
Shares available for grant under equity incentive plans	469,804	1,150,838
Options issued and outstanding under equity incentive plans	2,673,556	3,211,071
Unvested restricted stock units	2,190,840	585,075
Vested restricted stock units not yet settled	1,195,388	2,133,179
Unvested performance-based restricted stock units	1,089,045	544,036
Vested performance-based restricted stock units not yet settled	—	1,331,031
Shares to be issued pursuant to a license, services and collaboration agreement	51,886	79,485
Maximum number of shares issuable to Glowup sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	7,919,635	9,283,831
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
In connection with our recapitalization that occurred with the consummation of the Business Combination, we eliminated Legacy Playboy’s previously held treasury stock of 1,164,847 shares. We held 700,000 shares of treasury stock as of September 30, 2022.
In May 2022, the Board of Directors approved a common stock repurchase program (the “2022 Stock Repurchase Program”), pursuant to which up to $50 million of shares of Company common stock may be repurchased through May 31, 2024. As of the date of this report, no repurchases have been made under the 2022 Stock Repurchase Program.

Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 50,000 shares are designated as "Series A Preferred Stock". On May 16, 2022, we issued and sold 25,000 shares of Series A Preferred Stock to Drawbridge DSO Securities LLC (the “Purchaser”) at a price of $1,000 per share, resulting in total gross proceeds to us of $25.0 million. We incurred approximately $1.5 million of fees associated with the transaction, out of which $1.0 million was netted against the gross proceeds.
On August 8, 2022, the Company issued and sold another 25,000 shares of Series A Preferred Stock to the Purchaser at a price of $1,000 per share, resulting in total gross proceeds to the Company of $25.0 million (the “Second Drawdown”). The Company incurred approximately $0.5 million of fees associated with the Second Drawdown, which were netted against the gross proceeds. As a result of the transaction, all of the Company’s authorized shares of Series A Preferred Stock were issued and outstanding as of August 8, 2022.
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

On February 9, 2021, our stockholders approved the 2021 Equity and Incentive Compensation Plan (“2021 Plan”), which became effective following consummation of the Business Combination. As of September 30, 2022, 5,954,208 shares were authorized for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that begins January 1, 2022, in an amount equal up to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. Following the effectiveness of the 2021 Plan, no further awards will be granted under the 2018 Plan, but the 2018 Plan will remain outstanding and continue to govern outstanding awards granted thereunder. During the nine months ended September 30, 2022, restricted stock units for 2,050,254 shares and restricted performance-based stock units for 571,419 shares were granted under the 2021 Plan.
Stock Option Activity
A summary of the stock option activity under our equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2021	3,211,071	$7.77	7.9	$60,978
Granted	—	—	—	—
Exercised	(495,052)	3.89	—	4,028
Forfeited and cancelled	(42,463)	13.65	—	—
Balance – September 30, 2022	2,673,556	$8.39	7.4	$922
Exercisable – September 30, 2022	2,086,274	$6.71	7.1	$922
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of our common stock at September 30, 2022.
The grant date fair value of options that vested during the three months ended September 30, 2022 and 2021 were $0.6 and $0 million, respectively. The grant date fair value of options that vested during the nine months ended September 30, 2022 and 2021 were $3.8 million and $2.1 million, respectively. There were no options granted during the three months ended September 30, 2022 and 2021. There were no options granted during the nine months ended September 30, 2022. The options granted during the nine months ended September 30, 2021 had a weighted-average fair value of $4.63 per share at the grant date.
Restricted Stock Units
Restricted stock unit activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2021	585,075	$28.15
Granted	2,050,254	10.55
Vested	(234,567)	22.59
Forfeited	(209,922)	19.84
Unvested and outstanding balance at September 30, 2022	2,190,840	$13.08
The total fair value of restricted stock units that vested during the three months ended September 30, 2022 and 2021 was approximately $0.1 million and $0, respectively. The total fair value of restricted stock units that vested during the nine months ended September 30, 2022 and 2021 was approximately $3.2 million and $1.4 million, respectively. We had 1,195,388 outstanding and fully vested restricted stock units remained unsettled at September 30, 2022, all of which are expected to be settled in the fourth quarter of 2022. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net loss per share for the three and nine months ended September 30, 2022 and 2021.

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
A summary of performance stock unit activity under our 2021 Plan is as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2021	544,036	$26.18
Granted	571,419	5.68
Vested	—	—
Forfeited	(26,410)	26.18
Unvested and outstanding balance at September 30, 2022	1,089,045	$15.42
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

For options granted during the period, we estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table. There were no options granted during the three and nine months ended September 30, 2022, and no options were granted during the three months ended September 30, 2021.

Nine Months Ended September 30, 2021
Fair value of common stock	10.52
Expected term, in years	5.86
Expected volatility	47%
Risk-free interest rate	0.57%
Expected dividend yield	0%
Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales (1)	$513	$—	$2,156	$—
Selling and administrative expenses	4,030	365	13,673	4,224
Total	$4,543	$365	$15,829	$4,224
(1)    Cost of sales for the three and nine months ended September 30, 2022 includes $0.4 million and $1.1 million, respectively, of stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license, services and collaboration agreement.
The expense presented in the table above is net of capitalized stock-based compensation relating to software development costs of $0.8 million and $1.4 million during the three and nine months ended September 30, 2022, respectively.
At September 30, 2022, unrecognized compensation cost related to unvested stock options was $3.5 million and is expected to be recognized over the remaining weighted-average service period of 1.5 years. Unrecognized compensation cost related to unvested performance-based stock units and restricted stock units was $31.4 million at September 30, 2022 and is expected to be recognized over the remaining weighted-average service period of 2.4 years.
13. Commitments and Contingencies
Leases
Our principal lease commitments are for office space and operations under several non-cancelable operating leases with contractual terms expiring from 2021 to 2031. Some of these leases contain renewal options and rent escalations.
We had a $1.7 million and $2.0 million cash collateralized letter of credit related to our corporate headquarters lease as of September 30, 2022 and December 31, 2021, respectively.
We sublease our New York office space for a period approximating the remaining term of our lease. This lease expires in 2024.
In connection with the acquisition of TLA in 2021, as disclosed in Note 16, Business Combinations, we had 39 retail stores as of September 30, 2022, which TLA leases and operates in Washington, Oregon, California, Texas and Tennessee for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which TLA, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between two and 10 years in length, with the average lease term being approximately five years and in many cases include renewal options.
In connection with the acquisition of Honey Birdette in 2021, as disclosed in Note 16, Business Combinations, we had 59 retail stores and two office spaces as of September 30, 2022, which Honey Birdette leases and operates in Australia, the United States and the United Kingdom for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which Honey Birdette, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between two and 10 years in length, with the average lease term being approximately five and in many cases include renewal options. In the third quarter of 2022, we entered into one new store lease.

Lease cost associated with operating leases is charged to expense in the year incurred and is included in our condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, the lease cost charged to selling, general and administrative expense was $3.1 million and $2.6 million, respectively. Lease cost charged to selling, general and administrative expense for the nine months ended September 30, 2022 and 2021 was $10.1 million and $5.8 million, respectively. Lease cost for the three and nine months ended September 30, 2022 and 2021 is included in the table below. Lease cost charged to cost of sales for the three and nine months ended September 30, 2022 and 2021 was immaterial. Most of our leases include one or more options to renew, with renewal terms that generally can extend the lease term for an additional 4 to 5 years. The exercise of lease renewal options is at our sole discretion.
As of September 30, 2022, the weighted average remaining term of these operating leases was 5.52 years and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 5.64%. Cash payments for amounts included in the measurement of operating lease liabilities were $2.9 million and $10.0 million for the three and nine months ended September 30, 2022, respectively. Right of use assets obtained in exchange for new operating lease liabilities were $3.4 million and $9.4 million for the three and nine months ended September 30, 2022, respectively.
Net lease cost recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 is summarized as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Operating lease cost	$2,562	$2,731
Variable lease cost	584	545
Short-term lease cost	492	173
Sublease income	(65)	(72)
Total	$3,573	$3,377

	Nine Months Ended September 30,
	2022	2021
Operating lease cost	$8,698	$5,913
Variable lease cost	1,690	1,163
Short-term lease cost	1,417	365
Sublease income	(194)	(215)
Total	$11,611	$7,226
Maturities of our operating lease liabilities as of September 30, 2022 are as follows (in thousands):

Remainder of 2022	$3,155
2023	11,745
2024	10,179
2025	8,445
2026	7,870
Thereafter	13,643
Total undiscounted lease payments	55,037
Less: imputed interest	(9,011)
Total operating lease liabilities	46,026
Operating lease liabilities, current portion	9,608
Operating lease liabilities, noncurrent portion	$36,418

Legal Contingencies
From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.
TNR Case
On December 17, 2021, Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”), filed a complaint in the U.S. District Court for the Central District of California against the Company and its subsidiary Products Licensing, LLC. TNR alleges a variety of claims relating to the termination of a license agreement with TNR and the business relationship between the Company and TNR prior to such termination. TNR alleges, among other things, breach of contract, unfair competition, breach of the implied covenant of good faith and fair dealing, and interference with contractual and business relations due to our conduct. TNR is seeking over $100 million in damages arising from the loss of expected profits, declines in the value of TNR’s business, unsalable inventory and investment losses. On April 25, 2022, we filed a motion to dismiss the complaint. That motion was partially granted, and the court dismissed TNR’s claims under franchise laws without leave to amend. A trial date has been set for September 15, 2023. We believe TNR’s claims and allegations are without merit, and we will defend ourselves vigorously in this matter. During the quarter ended September 30, 2022, this case did not have a contingent liability that was probable and able to be reasonably estimated.
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
On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. On May 3, 2022, we filed a motion for summary judgment. After we moved for summary judgment, the court allowed AVS to amend its complaint and moved the trial date in the matter to April 10, 2023. We believe AVS’ claims and allegations are without merit, and we will defend ourselves vigorously in this matter. The parties are currently engaged in discovery. During the quarter ended September 30, 2022, this case did not have a contingent liability that was probable and able to be reasonably estimated.

Indian Harbor Case
On October 15, 2018, Playboy Enterprises, Inc. (“Playboy”) filed a lawsuit in Los Angeles Superior Court (the “Court”) against its insurer, Indian Harbor Insurance Company (“Indian Harbor”), captioned Playboy Enterprises, Inc. v. Indian Harbor Insurance Company, for breach of contract and breach of the covenant of good faith and fair dealing, and seeking declaratory relief, after Indian Harbor threatened to sue Playboy on an alleged theory of lack of coverage after Indian Harbor paid approximately $4.8 million towards the settlement of claims against Playboy made by Elliot Friedman. Among other things, we are seeking declaratory relief that the underlying claims asserted against Playboy are covered claims under Playboy’s insurance policies with Indian Harbor. On December 14, 2018, Indian Harbor filed its answer to the complaint and filed counterclaims against Playboy for declaratory relief that it has no obligation to provide coverage for the underlying claims and that it is entitled to recoup the amounts it paid in the settlement, with interest. Indian Harbor filed a motion for summary judgment, seeking, among other things, summary adjudication that (1) the insurance policy does not provide coverage because the underlying claim was allegedly first made before the policy period of the policy and (2) that Indian Harbor does not have to provide coverage because Playboy allegedly failed to provide timely notice of the claim. On September 9, 2020, the Court denied Indian Harbor’s motion, in part, ruling as a matter of law that Playboy had properly reported the underlying claim under the correct policy; but granted the motion as to Playboy’s breach of contract and bad faith claims because Indian Harbor ultimately funded the settlement. Based on the summary judgment ruling, the parties agreed to enter into a stipulated judgment in Playboy’s favor to advance the issues for appeal, with Indian Harbor intending to appeal the Court’s decision as to when the underlying claim was first made. The Court entered the parties’ stipulated judgment on July 26, 2021. On October 15, 2021, Indian Harbor filed its notice of appeal. On December 13, 2021, Indian Harbor filed its opening appellate brief, and we filed our response on April 14, 2022. Indian Harbor filed its reply brief on July 1, 2022. The parties presented oral arguments in front of the appellate court on September 21, 2022. On October 4, 2022, the California appellate court affirmed the Court’s ruling, dismissing Indian Harbor’s claims against Playboy. Playboy believes this case has been finally resolved in its favor. During the quarter ended September 30, 2022, this case did not have a contingent liability that was probable and able to be reasonably estimated.
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
In the first nine months of 2022, certain of our licensing partners faced macroeconomic pressures, such as supply chain and inventory issues, as well as chronic COVID-related closures, resulting in lower than expected retail sales versus their forecasts. They have been working proactively to catch up on delayed launches. Holiday sales are anticipated to come earlier this year and consumers to start shopping ahead this holiday season, and we will be in close communication with our licensing partners during the remaining portion of 2022.
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

14. Income Taxes
The effective tax rate for the three months ended September 30, 2022 and 2021 was 14.3% and of 16.1%, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was 15.1% and 6.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 differed from the U.S. statutory federal income tax rate of 21% primarily due to impairment of intangible assets, foreign withholding taxes, Section 162(m) limitations, stock compensation windfall deductions, contingent consideration fair market value adjustment related to prior acquisitions, foreign income taxes, and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three and nine months ended September 30, 2021 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, state taxes, permanent tax adjustments, and movements of the valuation allowance recorded against deferred tax assets that are more likely than not to be realized.
15. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options to purchase common stock	2,673,556	3,526,900	2,673,556	3,526,900
Unvested restricted stock units	2,190,840	—	2,190,840	—
Unvested performance-based restricted stock units	1,089,045	—	1,089,045	—
Total	5,953,441	3,526,900	5,953,441	3,526,900
16. Business Combinations
Acquisition of TLA
On March 1, 2021, we acquired 100% of the equity of TLA for cash consideration of $24.9 million. TLA is the parent company of the Lovers family of stores, a leading omnichannel online and brick-and-mortar sexual wellness chain, with 39 stores in five states as of September 30, 2022. The primary drivers for the acquisition were to leverage TLA’s brick-and-mortar presence, e-commerce capabilities, attractive brand positioning and customer database.
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

Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the three and nine months ended September 30, 2021, as if the acquisition of TLA had occurred as of January 1, 2021. The unaudited pro forma financial information for the three and nine months ended September 30, 2021 reflects (i) the reduction in amortization expense based on fair value adjustments to the intangible assets acquired from TLA; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest acquired from TLA; and (iii) the reversal of interest expense on TLA’s debt that was settled on the acquisition date. Transaction costs incurred by us and TLA during the three months ended September 30, 2021 were immaterial. Transaction costs incurred by us and TLA were $0.9 million and $0.7 million, respectively, for the nine months ended September 30, 2021. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$58,356	$58,356	$150,887	$159,736
Net loss	$(7,699)	$(7,699)	$(21,612)	$(20,200)

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
The acquisition of the luxury lingerie brand Honey Birdette, with 59 stores as of September 30, 2022 across three continents, expands our brand portfolio with a new high-end franchise, and provides us with product design, sourcing and direct-to-consumer capabilities that we believe can be leveraged to accelerate the growth of our core apparel and sexual wellness businesses.
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
The fair value of the lock-up shares and the FY22 true-up adjustment were recorded as a contingent liability in current liabilities at closing. The acquisition-date fair value of the contingent consideration liability to be settled in a variable number of shares was determined based on the likelihood of issuing stock related to the contingent earn-out clauses, as part of the consideration transferred. For contingent consideration to be settled in common stock, we use public market data to determine the fair value of the shares as of the acquisition date and on an ongoing basis. See Note 2, Fair Value Measurements, for liabilities. The targets for the FY22 true-up adjustment were not met and the contingent consideration was cancelled, as a result no liability balance was held as of September 30, 2022.
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

Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the three and nine months ended September 30, 2021, as if the acquisition of Honey Birdette had occurred as of January 1, 2020. The unaudited pro forma financial information for the three and nine months ended September 30, 2021 reflects (i) the increase in amortization expense based on fair value adjustments to the intangible assets acquired from Honey Birdette; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest, net acquired from Honey Birdette; (iii) interest expense associated with the borrowing of an additional $70.0 million under our New Credit Agreement used to partially finance the acquisition; (iv) tax adjustments calculated using an estimated blended statutory rate of 27.55% based on the predominant taxable jurisdictions of Honey Birdette; and (v) certain adjustments to convert Honey Birdette’s consolidated income statements from IFRS to U.S. GAAP. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$58,356	$66,578	$150,887	$197,009
Net loss	$(7,699)	$(3,207)	$(21,612)	$(11,708)

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

The acquisition-date fair value of the contingent consideration to be settled in shares or paid in cash (as applicable) to GlowUp’s equity holders upon the release of the portion thereof held back in respect of indemnification obligations or the satisfaction of performance criteria was determined based on the likelihood of issuing stock or paying cash related to the contingent clauses, as part of the consideration transferred. For contingent consideration to be settled in common stock, we use public market data to determine the fair value of the shares as of the acquisition date and on an ongoing basis. In the second quarter of 2022, the performance-based component of the contingent consideration was settled. As a result, the Company issued 352,923 shares of the Company’s common stock and made a payment of $0.2 million to GlowUp’s equity holders. The fair value of the remaining contingent consideration relating to an indemnity holdback at September 30, 2022 was $1.2 million, and it was recorded in current liabilities. See Note 2, Fair Value Measurements, for subsequent measurements of these contingent liabilities.
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
The acquisition was a tax-free acquisition as we acquired the carryover tax basis of GlowUp’s assets and liabilities. As a result of the acquisition, we recorded deferred tax liabilities of $0.5 million.
17. Related Party Transactions
During 2011, we entered into a management agreement with an affiliate of one of our stockholders for management and consulting services. Based on the terms of this agreement, management fees were $1.0 million per calendar year. We terminated this agreement in the first quarter of 2021 upon consummation of the Business Combination. Management fees for the three and nine months ended September 30, 2022 and three months ended September 30, 2021 were $0. Management fees for the nine months ended September 30, 2021 were immaterial. There were no amounts due to or due from this affiliate as of September 30, 2022 or December 31, 2021.
18. Segments
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products, location-based entertainment businesses and online gaming. The Direct-to-Consumer segment derives revenue from sales of consumer products sold through third-party retailers, online direct-to-customer or brick-and-mortar through our recently acquired sexual wellness chain, Lovers, with 39 stores in five states, and lingerie company, Honey Birdette, with 59 stores in three countries as of September 30, 2022, as disclosed in Note 16, Business Combinations. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, from sales of tokenized digital art and collectibles, and sales of creator offerings to consumers on centerfold.com.
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

The following table sets forth financial information by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
Licensing	$14,908	$17,186	$45,345	$48,851
Direct-to-Consumer	44,008	36,001	138,251	86,062
Digital Subscriptions and Content	4,666	5,153	14,100	15,772
All Other	42	16	720	202
Total	$63,624	$58,356	$198,416	$150,887
Operating (loss) income:
Licensing	$(105,418)	$12,732	$(84,699)	$35,050
Direct-to-Consumer	(193,108)	(2,946)	(194,428)	(2,629)
Digital Subscriptions and Content	(2,820)	2,454	(12,268)	6,450
Corporate	(11,720)	(17,765)	(21,511)	(52,350)
All Other	121	15	667	(10)
Total	$(312,945)	$(5,510)	$(312,239)	$(13,489)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2022. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2022. As used herein, “we”, “us”, “our”, the “Company” and “Playboy” refer to Playboy Enterprises, Inc. and its subsidiaries prior to the consummation of the Business Combination (as defined below) and PLBY Group Inc. and its subsidiaries following the consummation of the Business Combination.
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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting us will be those that we anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the impact of the COVID-19 pandemic on the Company’s business and acquisitions; (2) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (3) the risk that the Company’s acquisitions or any proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from them; (4) the ability to recognize the anticipated benefits of acquisitions, commercial collaborations, commercialization of digital assets and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and retain its key employees; (5) costs related to being a public company, acquisitions, commercial collaborations and proposed transactions; (6) changes in applicable laws or regulations; (7) the possibility that the Company may be adversely affected by global hostilities, supply chain disruptions, inflation, interest rates, foreign currency exchange rates or other economic, business, and/or competitive factors; (8) risks relating to the uncertainty of the projected financial information of the Company, including changes in our estimates of the fair value of certain of our intangible assets; (9) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; and (10) other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those under “Part II—Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

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
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products, location-based entertainment businesses and online gaming. The Direct-to-Consumer segment derives its revenue from sales of consumer products sold directly to consumers through our own online channels or through third-party retailers. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming which is distributed through various channels, including websites and domestic and international TV, from sales of tokenized digital art and collectibles, and sales of creator offerings to consumers on centerfold.com.

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

Acquisition of TLA
On March 1, 2021, we completed the acquisition of 100% of the equity of TLA Acquisition Corp. for $24.9 million in cash consideration. TLA is the parent company of the Lovers family of stores, a leading omnichannel online and brick and mortar sexual wellness chain, with 39 stores in five states as of September 30, 2022. Refer to Note 16, Business Combinations, for additional information.
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
Acquisition of GlowUp Digital Inc.
On October 22, 2021, we completed the acquisition of GlowUp Digital Inc. ("GlowUp"), a Delaware corporation, pursuant to that certain Agreement and Plan of Merger, dated as of October 15, 2021, by and among the Company, PB Global Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company, GlowUp and Michael Dow, solely in his capacity as representative of the holders of the outstanding shares of GlowUp’s common stock and of the holders of the outstanding Simple Agreements for Future Equity ("SAFEs") issued by GlowUp (the "GlowUp Merger"). At the effective time of the GlowUp Merger, the separate corporate existence of Merger Sub ceased, and GlowUp survived the GlowUp Merger as a wholly-owned subsidiary of the Company under the name “Centerfold Digital Inc.” ("Centerfold").
At the closing of the GlowUp Merger, in accordance with the terms of the GlowUp Agreement, including certain adjustments to the GlowUp Merger consideration determined as of the closing, (i) holders of GlowUp’s equity securities that are accredited investors became entitled to receive, in the aggregate, 548,034 shares of the Company’s common stock, par value $0.0001 per share, and (ii) holders of GlowUp equity securities that are nonaccredited investors became entitled to receive, in the aggregate, $342,308 in cash. Pursuant to the GlowUp Agreement, the number of GlowUp Merger consideration shares was determined based on a price per share of $23.4624, which was the volume weighted-average closing price per share of the Company’s common stock on the Nasdaq Global Market over the 10 consecutive trading day period ending on (and including) the trading day immediately preceding the execution of the GlowUp Agreement (i.e., October 14, 2021), representing aggregate closing consideration of approximately $13.2 million. In addition, $0.8 million in transaction expenses were paid by the Company on behalf of the sellers as of closing. Contingent consideration of up to an additional 664,311 shares of our stock and $0.4 million in cash in the aggregate may be issued or paid (as applicable) to GlowUp’s equity holders upon the release of the portion thereof held back in respect of indemnification obligations or the satisfaction of performance criteria, as applicable, pursuant to the terms of the GlowUp Agreement. The fair value of contingent consideration at closing was $18.1 million, $9.2 million of which was classified as equity and $8.9 million was recorded in current liabilities. The closing date per share price of the Company’s common stock of $27.60 resulted in total consideration transferred valued at $34.4 million at closing. In the second quarter of 2022, the performance-based component of the contingent consideration was settled. As a result, the Company issued 352,923 shares of the Company’s common stock and made a payment of $0.2 million to GlowUp’s equity holders. The fair value of the remaining contingent consideration relating to an indemnity holdback at September 30, 2022 was $1.2 million, and it was recorded in current liabilities. See Note 2, Fair Value Measurements, for subsequent measurements of these contingent liabilities.

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
Reduced Reliance on China Licensing Revenues

We have enjoyed substantial success in licensing our trademarks in China, where we are a leading men’s apparel brand. However, with the acquisition of Yandy in December 2019, TLA in March 2021 and Honey Birdette in August 2021 and the ramp up of North American consumer product sales, our revenues from China (including Hong Kong) as a percentage of our total revenues were 16.8% and 16.3% for the three and nine months ended September 30, 2022, respectively, and we believe such China revenue may continue to become a smaller percentage of our total net revenue in the future as North American consumer product sales, largely through direct-to-consumer channels, accelerate.
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
Attractive Merger and Acquisition Opportunities Will be Considered
Building on our acquisition of Yandy in late 2019, TLA in March of 2021, Honey Birdette in August 2021 and GlowUp in October 2021, we will continue to identify and assess potentially advantageous merger, acquisition and investment opportunities. On April 1, 2022, pursuant to an asset purchase agreement, we acquired assets that could be used to enhance our Centerfold business. We will continue considering reasonable potential tuck-in opportunities to complement our organic growth with potential for larger, strategic mergers and acquisitions initiatives over the long-term. We believe our mergers and acquisitions strategy will need to be supported by operating cash flow and balance sheet flexibility.
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

As a result of such disruptions, licensing revenues from certain gaming and retail licensees declined in 2020 and 2021, as compared to royalties from such sources during pre-pandemic periods. During the first nine months of 2022, certain of our licensing partners faced macroeconomic pressures, such as supply chain and inventory issues, as well as chronic COVID-related closures, resulting in lower than expected retail sales versus their forecasts. They have been working proactively to catch up on delayed launches. Holiday sales are anticipated to come earlier this year and consumers to start shopping ahead this holiday season, and we will be in close communication with our licensing partners during the remaining portion of 2022.

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
We generate revenue from trademark licenses for third-party consumer products, online gaming and location-based entertainment businesses, sales of our tokenized digital art and collectibles, and sales of creator offerings to consumers on centerfold.com, our creator-led platform, in addition to sales of consumer products sold through third-party retailers or online direct-to-customer and from the subscription of our programming which is distributed through various channels, including websites and domestic and international television.
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
Revenues generated from the sales of creator offerings to consumers on centerfold.com, our creator-led platform, are recognized at the point in time when the sale is processed. Revenues generated from centerfold.com subscriptions are recognized ratably over the subscription period.
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
Impairments
Impairments consist of the impairments of digital assets, Playboy-branded trademarks, trade names, goodwill and certain other assets.
Gain on the Sale of the Aircraft
Gain on the sale of the aircraft represents the gain on the sale of the Company’s Aircraft.
Nonoperating Income (Expense)
Interest Expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs.
Fair Value Remeasurement Gain
Changes to the fair value of preferred stock liability related to its remeasurement.

Other Income (Expense), Net
Other income (expense), net consists primarily of other miscellaneous nonoperating items, such as bank charges and foreign exchange gains or losses as well as non-recurring transaction fees, such as amortization of the previously capitalized fees allocated to the subsequent preferred shares commitment upon the Second Drawdown. Other income (expense), net for the three and nine months ended September 30, 2021 also included a $0.7 million gain from settlement of convertible promissory notes payable to United Talent Agency, LLC (“UTA”) at a 20% discount.
Benefit from Income Taxes
Benefit from income taxes consists of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net revenues	$63,624	$58,356	$5,268	9%
Costs and expenses
Cost of sales	(36,814)	(26,491)	(10,323)	39%
Selling and administrative expenses	(43,692)	(37,375)	(6,317)	17%
Impairments	(301,865)	—	(301,865)	100%
Gain on sale of the aircraft	5,802	—	5,802	100%
Total operating expense	(376,569)	(63,866)	(312,703)	*
Operating loss	(312,945)	(5,510)	(307,435)	*
Nonoperating income (expense):
Interest expense	(4,306)	(3,622)	(684)	19%
Loss on extinguishment of debt	(220)	—	(220)	100%
Fair value remeasurement gain	9,149	—	9,149	100%
Other (expense) income, net	(499)	(47)	(452)	*
Total nonoperating income (expense)	4,124	(3,669)	7,793	*
Loss before income taxes	(308,821)	(9,179)	(299,642)	*
Benefit from income taxes	44,124	1,480	42,644	*
Net loss	(264,697)	(7,699)	(256,998)	*
Net loss attributable to PLBY Group, Inc.	$(264,697)	$(7,699)	$(256,998)	*
_________________
*Not meaningful

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Net revenues	100%	100%
Costs and expenses
Cost of sales	(58)	(45)
Selling and administrative expenses	(69)	(64)
Impairments	(474)	—
Gain on sale of the aircraft	9	—
Total costs and expenses	(592)	(109)
Operating (loss) income	(492)	(9)
Nonoperating income (expense):
Interest expense	(7)	(6)
Loss on extinguishment of debt	—	—
Fair value remeasurement gain	14	—
Other (expense) income, net	(1)	—
Total nonoperating expense	6	(6)
Loss before income taxes	(486)	(16)
Benefit from income taxes	69	3
Net loss	(417)	(13)
Net loss attributable to PLBY Group, Inc.	(417)%	(13)%

Net Revenues
Net revenues increased by $5.3 million, or 9%, primarily due to an increase in direct-to-consumer revenue of $8.0 million, of which $13.0 million was attributable to the acquisition of Honey Birdette, partly offset by a $6.0 million decrease in other direct-to-consumer revenue and a $2.3 million decrease in licensing revenue.
Cost of Sales
Cost of sales increased by $10.3 million, or 39%, primarily due to the increase in direct-to-consumer cost of sales of $6.5 million related to the acquisition of Honey Birdette, expenses related to our creator platform of $4.4 million and inventory reserve charges of $5.9 million, partly offset by the amortization of the inventory step-up in the prior year comparative period of $2.1 million related to Honey Birdette, $1.0 million less of personnel costs and a decrease in e-commerce volume of $1.6 million.
Selling and Administrative Expenses
Selling and administrative expenses increased by $6.3 million, or 17%, primarily due to increased direct-to-consumer costs of $4.2 million related to the acquisition of Honey Birdette, $0.8 million of expenses related to our creator platform, $8.3 million of higher employee compensation related costs, which includes $3.7 million in stock-based compensation, partly offset by $7.6 million of lower professional services costs.
Impairments
Impairments increased by $301.9 million, or 100%, primarily due to impairment charges on Playboy-branded trademarks, trade names and goodwill recorded in the third quarter of 2022. Refer also to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 7, Intangible Assets and Goodwill, for further information.
Gain on Sale of the Aircraft
Gain on sale of the aircraft increased by $5.8 million, or 100%, due to the gain on the sale of Company’s Aircraft in September 2022.

Nonoperating Income (Expense)
Interest Expense
Interest expense increased by $0.7 million, or 19%, primarily due to incremental borrowings of $70.0 million pursuant to the Amendment No. 1 to the New Credit Agreement in August 2021 and a higher interest rate pursuant to the Amendment No. 2 to the New Credit Agreement in August 2022.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $0.2 million, or 100%, due to the extinguishment of the Aircraft Term Loan resulting in a loss on early extinguishment of debt, which was comprised of the write-off of certain deferred financing costs and a prepayment penalty.
Fair Value Remeasurement Gain
Fair value remeasurement gain increased by $9.1 million, or 100%, due to the remeasurement of our preferred stock liability to its fair value at September 30, 2022.
Other (Expense) Income, Net
Other (expense) income, net increased by $0.5 million, primarily due to amortization of previously capitalized fees of $0.6 million allocated to the Second Drawdown in the third quarter of 2022.
Benefit from Income Taxes

Benefit from income taxes increased from $1.5 million of tax benefit during the three months ended September 30, 2021 to $44.1 million of tax benefit during the three months ended September 30, 2022. During the three months ended September 30, 2022, we recognized a net discrete tax expense of $39.9 million, primarily related to (i) impairment of intangible assets, (ii) Section 162(m) limitations, and (iii) stock compensation windfall deductions. During the three months ended September 30, 2021, we recognized a net discrete tax benefit of $0.4 million, primarily related to the release of valuation allowance due to purchase accounting deferred tax adjustments.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes key components of our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net revenues	$198,416	$150,887	$47,529	31%
Costs and expenses
Cost of sales	(93,772)	(69,190)	(24,582)	36%
Selling and administrative expenses	(114,524)	(94,936)	(19,588)	21%
Related party expenses	—	(250)	250	(100)%
Impairments	(308,161)	—	(308,161)	100%
Gain on sale of the aircraft	5,802	—	5,802	100%
Total operating expense	(510,655)	(164,376)	(346,279)	*
Operating loss	(312,239)	(13,489)	(298,750)	*
Nonoperating income (expense):
Interest expense	(12,439)	(9,172)	(3,267)	36%
Loss on extinguishment of debt	(220)	(1,217)	997	82%
Fair value remeasurement gain	10,903	—	10,903	100%
Other (expense) income, net	(896)	695	(1,591)	*
Total nonoperating income (expense)	(2,652)	(9,694)	7,042	(73)%
Loss before income taxes	(314,891)	(23,183)	(291,708)	*
Benefit from income taxes	47,422	1,571	45,851	*
Net loss	(267,469)	(21,612)	(245,857)	*
Net loss attributable to PLBY Group, Inc.	$(267,469)	$(21,612)	$(245,857)	*
_________________
*Not meaningful
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net revenues	100%	100%
Costs and expenses
Cost of sales	(47)	(46)
Selling and administrative expenses	(58)	(63)
Related party expenses	—	—
Impairments	(155)	—
Gain on sale of the aircraft	3	—
Total costs and expenses	(257)	(109)
Operating (loss) income	(157)	(9)
Nonoperating income (expense):
Interest expense	(6)	(5)
Loss on extinguishment of debt	—	(1)
Fair value remeasurement gain	5	—
Other (expense) income, net	—	—
Total nonoperating expense	(1)	(6)
Loss before income taxes	(158)	(15)
Benefit from income taxes	23	1
Net loss	(135)	(14)
Net loss attributable to PLBY Group, Inc.	(135)%	(14)%

Net Revenues
Net revenues increased by $47.5 million, or 31%, primarily due to an increase in direct-to-consumer revenue of $57.7 million attributable to the acquisition of Honey Birdette and $4.9 million attributable to the acquisition of TLA, partly offset by a decrease in revenue in other direct-to-consumer of $10.7 million and a decrease of $3.5 million in licensing revenue.
Cost of Sales
Cost of sales increased by $24.6 million, or 36%, primarily due to an increase in direct-to-consumer cost of sales related to our acquisitions, with $26.2 million attributable to the acquisition of Honey Birdette, as well as expenses related to our creator platform of $8.6 million and an increase in inventory reserve charges of $5.9 million, partly offset by e-commerce volume declines of $5.0 million, $4.4 million in amortization of non-cash valuation inventory step-up as part of the purchase accounting for the acquisitions of TLA and Honey Birdette in the prior year comparative period, realignment of certain personnel costs into selling and administrative expenses of $3.7 million and reductions in digital cost of sales $1.3 million.
Selling and Administrative Expenses
Selling and administrative expenses increased by $19.6 million, or 21%, primarily due to increased direct-to-consumer costs of $24.0 million related to our acquisition of Honey Birdette and $3.6 million related to the acquisition of TLA, higher employee compensation related costs of $18.6 million, which includes $9.4 million in stock-based compensation, $4.9 million of expenses attributable to our creator platform and increased cloud-based software and technology infrastructure investments of $4.9 million and higher rent expense of $1.0 million, partly offset by $27.6 million of non-cash fair value change due to contingent liabilities fair value remeasurements relating to our acquisitions and $9.0 million of lower professional services costs.
Related Party Expenses
Related party expenses decreased by $0.3 million, or 100%, due to the termination of our management agreement with an affiliate of one of our stockholders for management and consulting services in the first quarter of 2021 upon consummation of the Business Combination.
Impairments
Impairments increased by $308.2 million, or 100%, primarily due to impairment charges on Playboy-branded trademarks, Honey Birdette’s and TLA’s trade names and goodwill recorded in the third quarter of 2022 of $301.9 million, year-to-date impairment of our digital assets of $4.9 million as a result of their fair value decreasing below their carrying value, and impairment of certain other assets of $1.4 million. Refer also to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 7, Intangible Assets and Goodwill, for further information.
Gain on Sale of the Aircraft
Gain on sale of the aircraft increased by $5.8 million, or 100%, due to the $5.8 million gain on the sale of the Company’s Aircraft in September 2022.
Nonoperating Income (Expense)
Interest Expense
Interest expense increased by $3.3 million, or 36%, primarily due to incremental borrowings of $70.0 million pursuant to the Amendment No. 1 to the New Credit Agreement in August 2021, the Aircraft Term Loan of $9.0 million and a higher interest rate pursuant to the Amendment No. 2 to the New Credit Agreement in August 2022.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $0.2 million, or 100%, primarily due to the extinguishment of the Aircraft Term Loan resulting in a loss on early extinguishment of debt, which was comprised of the write-off of certain deferred financing costs and a prepayment penalty.
Fair Value Remeasurement Gain
Fair value remeasurement gain increased by $10.9 million, or 100%, due to the remeasurement of our preferred stock liability to its fair value at September 30, 2022.

Other (Expense) Income, Net
Other (expense) income, net changed by $1.6 million, from a gain of $0.7 million to expense of $0.9 million, primarily due to the amortization of $0.6 million of previously capitalized fees allocated to the Second Drawdown in the third quarter of 2022 and $0.7 million of gain in the prior year comparative period related to the gain from settlement of convertible promissory notes recognized during the first quarter of 2021, as we settled the convertible promissory note payable to UTA at a 20% discount.
Benefit from Income Taxes

Benefit from income taxes increased from $1.6 million of tax benefit during the nine months ended September 30, 2021 to $47.4 million of tax benefit during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we recognized a net discrete tax benefit of $42.8 million, primarily related to (i) impairment of intangible assets, (ii) Section 162(m) limitations, (iii) prior year deferred true-ups, and (iv) stock compensation windfall deductions. During the nine months ended September 30, 2021, we recognized a net discrete tax benefit of $0.6 million, primarily related to the release of valuation allowance due to purchase accounting deferred tax adjustments.

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
In addition to adjusting for non-cash stock-based compensation, fair value remeasurements of certain liabilities and non-recurring impairment and inventory charges, we typically adjust for nonoperating expenses and income, such as management fees paid to one of our stockholders, merger related bonus payments, non-recurring special projects including the implementation of internal controls, expenses associated with financing activities, gain on the sale of assets, the expense associated with reorganization and severance resulting in the elimination or rightsizing of specific business activities or operations as we transform from a print and digital media business to a commerce centric business.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(264,697)	$(7,699)	$(267,469)	$(21,612)
Adjusted for:
Interest expense	4,306	3,622	12,439	9,172
Loss on extinguishment of debt	220	—	220	1,217
Benefit from income taxes	(44,124)	(1,480)	(47,422)	(1,571)
Depreciation and amortization	5,775	2,260	11,737	4,022
EBITDA	(298,520)	(3,297)	(290,495)	(8,772)
Adjusted for:
Stock-based compensation	4,543	365	15,829	4,224
Adjustments	9,192	932	11,912	8,432
Amortization of inventory step-up	—	2,148	—	4,398
Gain on sale of the aircraft	(5,802)	—	(5,802)	—
Contingent consideration fair value remeasurement	(1,371)	(1,681)	(29,310)	(1,681)
Preferred stock fair value remeasurement	(9,149)	—	(10,903)	—
Impairments	301,865	—	308,161	—
Acquisition related costs	—	6,685	—	10,903
Management fees and expenses	—	—	—	250
Adjusted EBITDA	$758	$5,152	$(608)	$17,754
•Adjustments for the three and nine months ended September 30, 2022 are related to amortization of the previously capitalized fees allocated to the Series A Preferred Stock upon the Second Drawdown, non-cash inventory reserve charges, severance, consulting, advisory and other costs relating to special projects, including the implementation of internal controls over financial reporting and adoption of accounting standards.
•Gain on sale of the aircraft for the three and nine months ended September 30, 2022 relates to the sale of the Company’s Aircraft in September 2022.
•Contingent consideration fair value remeasurement for the three and nine months ended September 30, 2022 relates to non-cash fair value change due to contingent liabilities fair value remeasurement resulting from the acquisition of Honey Birdette and GlowUp.
•Preferred stock fair value remeasurement for the three and nine months ended September 30, 2022 relates to non-cash fair value change due to preferred stock liability fair value remeasurement.
•Impairments for the three and nine months ended September 30, 2022 relate to the impairments of digital assets and other intangible assets, including goodwill.
•Adjustments for the three and nine months ended September 30, 2021 are primarily related to bonus payments in connection with the Business Combination, as well as consulting, advisory and other costs relating to non-recurring items and special projects, including the implementation of internal controls over financial reporting, and executive search costs.
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
•Management fees and expenses adjustments for the six months ended September 30, 2021 represent fees paid to one of our stockholders.

Segments
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Our segment disclosure is based on our intention to provide the users of our consolidated financial statements with a view of the business from our perspective. We operate our business in three primary operating and reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Licensing operations include the licensing of one or more of our trademarks and/or images for consumer products, location-based entertainment and online gaming businesses. Direct-to-Consumer operations include consumer products sold through third-party retailers or online direct-to-customer. Digital Subscriptions and Content operations include the production, marketing and sales of programming under the Playboy brand name, which is distributed through various channels, including domestic and international television, sales of tokenized digital art and collectibles, and sales of creator offerings to consumers on centerfold.com.
The following are our results of financial performance by segment for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net revenues:
Licensing	$14,908	$17,186	$45,345	$48,851
Direct-to-Consumer	44,008	36,001	138,251	86,062
Digital Subscriptions and Content	4,666	5,153	14,100	15,772
All Other	42	16	720	202
Total	$63,624	$58,356	$198,416	$150,887
Operating income (loss):
Licensing	$(105,418)	$12,732	$(84,699)	$35,050
Direct-to-Consumer	(193,108)	(2,946)	(194,428)	(2,629)
Digital Subscriptions and Content	(2,820)	2,454	(12,268)	6,450
Corporate	(11,720)	(17,765)	(21,511)	(52,350)
All Other	121	15	667	(10)
Total	$(312,945)	$(5,510)	$(312,239)	$(13,489)
Licensing
Net revenues decreased by $2.3 million, or 13.3%, for the three months ended September 30, 2022, compared to the comparable prior year period, primarily due to the decline in overages from our licensing partners.
For the nine months ended September 30, 2022, net revenues decreased by $3.5 million, or 7.2%, compared to the comparable prior year period, primarily due to the decline in contractual revenue and overages from our licensing partners.
Operating income decreased by $118.2 million, or more than 100%, for the three months ended September 30, 2022, compared to the comparable prior year period, primarily due to $116.0 million of non-cash impairment charges on Playboy-branded trademarks and a $2.3 million decline in licensing revenue.
For the nine months ended September 30, 2022, operating income decreased by $119.7 million, or more than 100%, compared to the comparable prior year period, primarily due to $116.0 million of non-cash impairment charges on Playboy-branded trademarks in the third quarter of 2022, and a $3.5 million decline in licensing revenue.
Direct-to-Consumer
Net revenues increased by $8.0 million, or 22.2%, for the three months ended September 30, 2022, compared to the comparable prior year period, primarily due to revenue of $13.0 million attributable to the acquisition of Honey Birdette and $1.9 million due to the continued growth of playboy.com, partly offset by a decrease in our other direct-to-consumer brands revenue of $6.9 million.
For the nine months ended September 30, 2022, net revenues increased by $52.2 million, or 60.6%, compared to the comparable prior year period, primarily due to revenue of $57.7 million attributable to the acquisition of Honey Birdette, and $4.9 million attributable to the acquisition of TLA, partly offset by a decrease in e-commerce revenue of $10.7 million.

Operating income decreased by $190.2 million, or over 100%, for the three months ended September 30, 2022, compared to the comparable prior year period, primarily due to $184.8 million of non-cash impairment charges on certain of our intangible assets, including goodwill, increased personnel costs of $1.4 million, increased e-commerce shipping costs of $1.8 million and e-commerce marketing expenses of $1.3 million, partly offset by operating income of $1.0 million attributable to the acquisition of Honey Birdette in the third quarter of 2021.
For the nine months ended September 30, 2022, operating income decreased by $191.8 million, or over 100%, primarily due to $184.8 million of non-cash impairment charges on certain of our intangible assets, including goodwill, an increase in e-commerce shipping costs of $1.3 million, increased e-commerce marketing costs of $5.0 million, increased personnel costs of $2.5 million and operating losses of the Yandy and Lovers businesses of $2.9 million, partly offset by operating income of $7.5 million attributable to the acquisition of Honey Birdette in the third quarter of 2021 and $0.8 million attributable to the acquisition of TLA in the first quarter of 2021.
Digital Subscriptions and Content
Net revenues decreased by $0.5 million, or 9.5%, for the three months ended September 30, 2022, compared to the comparable prior year period, which was attributable to decreased TV and cable programming revenue.
For the nine months ended September 30, 2022, net revenues decreased by $1.7 million, or 10.6%, compared to the comparable prior year period, primarily due to a decrease in TV and cable programming revenue of $1.9 million, offset by $0.8 million in increased revenue from the sale of non-fungible tokens in the second quarter of 2021.
Operating income decreased by $5.3 million, or more than 100%, for the three months ended September 30, 2022, compared to the comparable prior year period. The decrease was primarily attributable to expenses related to our creator platform of $5.1 million.
For the nine months ended September 30, 2022, operating income decreased by $18.7 million, or more than 100%, compared to the comparable prior year period, primarily due to the impairment of digital assets of $4.9 million and expenses related to our creator platform of $13.4 million.
All Other
The increase in net revenues for the three months ended September 30, 2022, compared to the comparable prior year period, was immaterial.
For the nine months ended September 30, 2022, net revenues increased by $0.5 million, or more than 100%, compared to the comparable prior year period. The increase was primarily attributable to revenue recognized from the fulfillment of magazine subscription obligations in the first quarter of 2022.
The increase in operating income for the three months ended September 30, 2022, compared to the comparable prior year period, was immaterial.
For the nine months ended September 30, 2022, operating income increased by $0.7 million, or more than 100%, compared to the comparable prior year period, primarily due to revenue recognized from the fulfillment of magazine subscription obligations in the first quarter of 2022.
Corporate
Corporate expenses decreased by $6.0 million, or 34.0%, for the three months ended September 30, 2022 compared to the comparable prior year period, primarily due to lower professional services costs of $7.6 million, which includes $6.7 million of acquisition related costs and costs associated with our transition to a public company in the prior year comparative period, and gain on sale of the aircraft of $5.8 million, partly offset by higher employee compensation related costs of $4.8 million and non-cash impairment charges on certain assets of $1.1 million.
For the nine months ended September 30, 2022, corporate expenses decreased by $30.8 million, or 58.9%, compared to the comparable prior year period, primarily due to $27.6 million of non-cash fair value change due to contingent liabilities fair value remeasurement relating to our acquisitions, and lower professional services costs of $14.4 million, which includes $10.9 million of acquisition related costs and costs associated with our transition to a public company in the prior year comparative period, partly offset by higher employee compensation related costs of $9.9 million and and non-cash impairment charges on certain assets of $1.1 million.

Liquidity and Capital Resources
Sources of Liquidity
Our main source of liquidity is cash generated from operating and financing activities, which primarily includes cash derived from revenue generating activities, in addition to proceeds from our public offering and issuance of debt in 2021, and proceeds from the issuance and sale of Series A Preferred Stock in May and August 2022.
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
On May 16, 2022, we issued and sold 25,000 shares of Series A Preferred Stock to Drawbridge DSO Securities LLC at a price of $1,000 per share, resulting in total gross proceeds to us of $25.0 million, and we agreed to sell to the Purchaser, and the Purchaser agreed to purchase from us, up to an additional 25,000 shares of Series A Preferred Stock on the terms set forth in the securities purchase agreement entered into by us and the Purchaser. We incurred approximately $1.5 million of fees associated with the transaction, $1.0 million of which was netted against the gross proceeds.
On August 8, 2022,we issued and sold another 25,000 shares of Series A Preferred Stock to the Purchaser at a price of $1,000 per share, resulting in total gross proceeds to us of $25.0 million. We incurred approximately $0.5 million of fees associated with the Second Drawdown, which were netted against the gross proceeds. As a result of the transaction, all of our authorized shares of Series A Preferred Stock were issued and outstanding as of August 8, 2022.
In September 2022, we completed the sale of the Aircraft to an unaffiliated, private, third-party buyer for a sale price of $17.5 million, resulting in a net gain on sale of $5.8 million, after the repayment of fees and expenses related to the sale and the repayment in full of the Aircraft Term Loan at the closing of the Aircraft sale.
As of September 30, 2022, our principal source of liquidity was our cash in the amount of $60.1 million which is primarily held in operating and deposit accounts. Although consequences of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as the COVID-19 pandemic, changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. In the event that additional financing is required from third party sources, we may not be able to raise it on acceptable terms or at all.
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

In August, 2022, we entered into the second amendment to the New Term Loan (“Second Amendment”), which, among other things: (i) requires the Company to maintain a minimum consolidated cash balance of $40 million, to be tested twice quarterly (with a 45-day cure period), subject to certain exceptions; (ii) requires that the Company’s consolidated cash balance not fall below $25 million for more than five consecutive business days during any applicable test period (with a 15-day cure period to then exceed a cash balance of $40 million); (iii) increases addbacks to the determination of the Company’s consolidated EBITDA (as defined in the New Credit Agreement); (iv) sets Total Net Leverage Ratios for Test Periods (as such terms are defined in the New Credit Agreement) ending June 30, 2022 through March 31, 2023 at 7.00 to 1.00, reducing quarterly thereafter at the step-downs specified in the New Credit Agreement to 4.50 to 1.00 as of September 30, 2024, in each case subject to up to $12.5 million of cash netting; (v) increases the per annum interest rates applicable to base rate loans to 4.75% or 5.25% and the per annum interest rates applicable to LIBOR loans to 5.75% or 6.25%, in each case plus 0.25% per 0.50x increase above prior financial covenant levels during an applicable period and with the lower rates applying when the Total Net Leverage Ratio as of the applicable measurement date is 3.00 to 1.00 or less; (vi) allows the Company to prepay the loans under the New Credit Agreement at par and allow the Company and its investors to purchase such loans from the Lenders on a pro rata basis (subject to certain limitations set forth in the New Credit Agreement); and (vii) increases financial reporting to the Lenders and imposes certain limitations on the ability of the Company to incur further indebtedness or undertake certain transactions until the Company has significantly reduced certain leverage ratios set forth in the New Credit Agreement.

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

In connection with the Second Amendment, $0.2 million of debt issuance costs were expensed as incurred, and $2.5 million of debt discount were capitalized. The stated interest rate as of September 30, 2022 and December 31, 2021 was 6.75% and 6.25%, respectively.

Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft (the “Aircraft Term Loan”). The stated interest rate was 6.25% as of September 30, 2022. The Aircraft Term Loan required monthly amortization payments of approximately $0.1 million, commencing on July 1, 2021. We incurred $0.1 million of financing costs related to the Aircraft Term Loan, which were capitalized.
In September 2022, we completed the sale of the Aircraft to an unaffiliated, private, third-party buyer for a sale price of $17.5 million, representing a net gain on sale of $5.8 million. In connection with the sale of the Aircraft, the Aircraft Term Loan was repaid in full and all related liens discharged. A loss on early extinguishment of debt, which was comprised of the write-off of certain deferred financing costs and a prepayment penalty, was immaterial.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(56,934)	$(41,966)
Investing activities	11,091	(268,377)
Financing activities	37,072	369,079
Cash Flows from Operating Activities
Net cash used in operating activities was $56.9 million, including a net loss of $267.5 million for the nine months ended September 30, 2022. Net loss was adjusted for non-cash charges of $254.9 million, primarily attributable to impairment of digital and other assets of $308.2 million, stock-based compensation expense of $15.8 million, $11.7 million of depreciation and amortization expense and fixed asset impairments, amortization of right of use assets of $8.6 million and $5.9 million of inventory reserve adjustments, partially offset by changes in the fair value of liabilities of $40.2 million, deferred income taxes of $48.6 million and gain on sale of the Aircraft of $5.8 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in working capital of $44.4 million were primarily associated with an increase in receivables and prepaid and other assets offset by a decrease in accrued payables, salaries, wages, and employee benefits, deferred revenues, operating lease liabilities and other current liabilities.

Net cash used in operating activities was $42.0 million, including a net loss of $21.6 million for the nine months ended September 30, 2021. Net loss was adjusted for non-cash charges of $8.8 million, primarily attributable to stock-based compensation expense of $4.2 million, amortization of right of use assets of $4.4 million and $4.0 million of depreciation and amortization expense. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in working capital of $29.1 million were primarily associated with an increase in contract assets, receivables and other assets and liabilities, and a decrease in accrued salaries, wages, and employee benefits, offset by an increase in accounts payable largely associated with infrastructure development costs incurred as part of our transition to a public company.
Cash Flows from Investing Activities
Net cash provided by investing activities was $11.1 million for the nine months ended September 30, 2022, which was primarily due to the net proceeds from the sale of the Aircraft of 17.2 million, partially offset by the acquisition of property and equipment of $6.1 million.
Net cash used in investing activities was $268.4 million for the nine months ended September 30, 2021, which was primarily due to cash used for to the acquisitions of TLA and Honey Birdette and the purchase of the Aircraft.
Cash Flows from Financing Activities
Net cash provided by financing activities was $37.1 million for the nine months ended September 30, 2022, which was primarily due to net proceeds of $48.3 million from our issuance of preferred stock and partly offset by the payment on the Aircraft Term Loan.
Net cash provided by financing activities was $369.1 million for the nine months ended September 30, 2021, which was primarily due to net proceeds from our June 2021 public offering, as well as issuance of long-term debt, net cash acquired from the Business Combination and PIPE Investment, partially offset by the repayment of borrowings and the payment of financing costs.
Contractual Obligations
There have been no material changes to our contractual obligations from December 31, 2021, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 16, 2022, other than those relating to new store leases entered into in the third quarter of 2022, as disclosed in Note 13 “Commitments and Contingencies”.
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
During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2022.
Recent Accounting Pronouncements
There were no recently adopted accounting pronouncements applicable to the Company for the quarter ended September 30, 2022. We do not believe that there were any recently issued, but not yet effective, accounting pronouncements that would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022 and December 31, 2021, we had cash of $60.1 million and $69.2 million, respectively, and restricted cash and cash equivalents of $5.5 million and $6.2 million, respectively, primarily consisting of interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term New Term Loan bears a variable interest rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of September 30, 2022, we have not entered into any such contracts.
As of September 30, 2022 and December 31, 2021, we had outstanding debt obligations of $227.1 million and $237.4 million, respectively, which accrued interest at a rate of 6.75% and 6.25%, respectively. Based on the balance outstanding under our New Term Loan at September 30, 2022, we estimate that a 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $2.3 million in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences that we cannot yet fully predict” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Credit Risk
At various times throughout the year, we maintained cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. We had a licensee that accounted for approximately 8% and 9% of our net revenues for the three months ended September 30, 2022 and 2021, respectively, and 8% and 11% of our net revenues for the nine months ended September 30, 2022 and 2021, respectively.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three and nine months ended September 30, 2022 and 2021, we derived approximately 42% and 42%, and 57% and 61%, respectively, of our revenue from outside the United States, respectively, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.
There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three and nine months ended September 30, 2022, we recorded an unrealized loss of $10.3 million and $25.0 million, respectively, which is included in accumulated other comprehensive loss as of September 30, 2022. This was primarily related to the increase in the U.S. dollar against the Australian dollar during the three and nine months ended September 30, 2022.

Market Price Risk of Digital Assets
During the fourth quarter of 2021 we released "Rabbitars", a non-fungible token collection, and accepted Ethereum as payment. As of September 30, 2022, the net carrying value of our digital assets held was $1.7 million. We account for our digital assets as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our digital assets decreases below their carrying value at any time. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one Ethereum in our principal market ranged from $1,039 to $1,988 during the third quarter of 2022, but the carrying value of each Ethereum we held at the end of the reporting period reflects the lowest price of one Ethereum quoted on the active exchange at any time since its receipt. Therefore, negative swings in the market price of Ethereum could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of Ethereum are not reflected in the carrying value of our digital assets and impact earnings only when the Ethereum is sold at a gain. Impairment losses on our Ethereum for the three months ended September 30, 2022 were immaterial, and $4.9 million for the nine months ended September 30, 2022.
Inflation Risk

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations in recent periods, a high rate of inflation in the future may have an adverse effect on our ability to maintain or improve current levels of revenue, gross margin and selling and administrative expenses, or the ability of our customers to make discretionary purchases of our goods and services. See our “Risk Factors—Risks Related to Our Business and Industry—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially harm our sales, profitability and financial condition” included in Item 1A of this Quarterly Report.

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
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, including the risk factors set forth below, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under the heading “Part I – Item 1A. Risk Factors.” Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results.

We have a material amount of goodwill and other intangible assets, including our trademarks, recorded on our balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may, in the future, be required to further write down a portion of this goodwill and other intangible assets and such write-down could, as applicable, have a material effect on our financial results.

As of December 31, 2021, goodwill represented approximately $270.6 million, or approximately 29% of our total consolidated assets, and trademarks and other intangible assets represented approximately $418.4 million, or approximately 45% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

As of September 1, 2022, as a result of impacts to our revenue, attributable to macroeconomic factors, we recorded non-cash asset impairment charges related to the write-down of goodwill of $133.8 million and trademarks and other intangible assets of $170.1 million.

There can be no assurance that any future downturn in the business of any of our segments, or a continued decrease in our market capitalization, will not result in a further write-down of goodwill or other intangibles. We will review our goodwill, trademarks, digital assets and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of intangible assets resulting from future periodic evaluations could, as applicable, have a material effect on our financial results.

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, our sales may decline and we may write-down inventory.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences, and shopping patterns, which cannot be predicted with certainty and are subject to continual change and evolution. If we are unable to provide a retail experience that aligns with consumer expectations and preferences, it could have an adverse impact on our revenues, business and results of operations.

We often make advance commitments to purchase products, which may make it more difficult for us to adapt to rapidly-evolving changes in consumer preferences. Furthermore, supply chain challenges due to the COVID-19 pandemic and other factors have made it more difficult to obtain certain in-demand products at the right times. Our sales could decline significantly if we misjudge the market for our new merchandise, which may result in significant merchandise markdowns and lower margins, missed opportunities for other products, or inventory write-downs, and could have a negative impact on our reputation, profitability and demand. Failure to meet stockholder expectations, particularly with respect to earnings, sales, and operating margins, could also result in volatility in the market value of our stock.

We record a charge for product inventories that have become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. If we determine that an impairment has occurred, we record a write-down by the amount for which costs exceed net realizable value. No assurance can be given that we will not incur write-downs, fees, impairments and other charges given the rapid and unpredictable pace of product obsolescence in the direct-to-consumer markets in which we compete. For the nine-month period ended September 30, 2022, we recorded a non-cash inventory reserve charges of $5.9 million.

Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition.

Many of our products may be considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, unemployment, the availability of consumer credit and inflationary pressures and consumer confidence in future economic conditions. Global economic conditions may continue to be uncertain, particularly in light of the impacts of COVID-19, and the potential impacts of increasing inflation in the United States (our largest market) remain unknown, making trends in consumer discretionary spending unpredictable. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term economic disruptions in markets where we sell our products, particularly in the United States, China or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth. In addition, as pandemic conditions improve and restrictions ease, we are unable to predict whether consumer preferences for discretionary items will shift and the level of consumer spending within our industry will be negatively impacted for a period of time. If this were to occur, our sales and prospects for growth may be negatively impacted.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
In connection with the Second Amendment, on August 8, 2022, we issued and sold the additional 25,000 shares of Series A Preferred Stock to the Purchaser at a price of $1,000 per share, resulting in total gross proceeds to the Company of $25.0 million. We incurred approximately $0.5 million of fees associated with the Second Drawdown, resulting in net proceeds of $24.5 million to the Company. As a result of the Second Drawdown, all of the Company’s authorized shares of Series A Preferred Stock were issued and outstanding as of August 8, 2022. We intend to use the proceeds from the sales of the Series A Preferred Stock for general corporate purposes.
The offer and sale of the shares of Series A Preferred Stock were made in reliance upon an exemption from registration under the Securities Act, pursuant to Section 4(a)(2) thereof. Any shares of common stock payable as dividends on or the redemption price for the Series A Preferred Stock will be issued in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act.
On September 27, 2022, we issued 3,312 shares of our common stock to an independent contractor based on a price of $37.7444 per share as payment for services pursuant to the terms of a license, services and collaboration agreement. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, as they were issued pursuant to a private placement to an accredited investor.
As of September 30, 2022, we had not repurchased any shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, which was authorized by the Board of Directors on May 14, 2022.

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
10.1^
Amendment No. 2 to Credit and Guaranty Agreement, dated as of August 8, 2022, by and among PLBY, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022)

10.2^	Aircraft Purchase Agreement, dated as of September 1, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2022)
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from PLBY Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)

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

PLBY GROUP, INC.

Date: November 9, 2022	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: November 9, 2022	By:	/s/ Lance Barton
	Name:	Lance Barton
	Title:	Chief Financial Officer (principal financial officer)