Form 10-K
period 2022-12-31
PLBY Group, Inc.
filed 2023-03-16
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $218 million based upon the closing price reported for such date on the Nasdaq Global Market. As of March 10, 2023, there were 73,060,012 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the impact of the COVID-19 pandemic on the Company’s business; (2) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (3) the risk that the Company’s completed or proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from any transactions; (4) the ability to recognize the anticipated benefits of corporate transactions, commercial collaborations, commercialization of digital assets and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the Company's ability to retain its key employees; (5) costs related to being a public company, corporate transactions, commercial collaborations and proposed transactions; (6) changes in applicable laws or regulations; (7) the possibility that the Company may be adversely affected by global hostilities, supply chain delays, inflation, interest rates, foreign currency exchange rates or other economic, business, and/or competitive factors; (8) risks relating to the uncertainty of the projected financial information of the Company, including changes in the Company's estimates of the fair value of certain of our intangible assets, including goodwill; (9) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; (10) changing demand or shopping patterns for the Company's products and services; (11) failure of licensees, suppliers or other third-parties to fulfill their obligations to the Company; (12) the Company's ability to comply with the terms of its indebtedness and other obligations; (13) changes in financing markets or the inability of the Company to obtain financing on attractive terms; and (14) other risks and uncertainties indicated in this Annual Report on Form 10-K, including those under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company cautions that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

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
For the fiscal years ended December 31, 2022 and 2021, our consolidated revenue was $266.9 million and $246.6 million, respectively, and our consolidated net loss was $277.7 million and $77.7 million, respectively. Our consolidated net loss for the year ended December 31, 2022 was largely driven by non-cash asset impairment charges of $308.2 million related to the write-down of goodwill, trademarks and certain other assets in the third quarter of 2022.
Our Products
Our products and content connect consumers to a lifestyle of pleasure and leisure. Our offerings help consumers around the world look good, feel good, and enjoy their lives. Our offerings are focused on areas where nearly 70 years of building consumer trust give us a unique position to lead:
•Sexual Wellness is a category that encompasses products, content and experiences that enable a state of physical, emotional, mental, and social sexual health and fulfillment. Offerings include products that enhance sexual experience, lingerie, bedroom accessories and intimacy products, as well as offerings that improve sexual health. Our sexual wellness offerings today include lingerie, intimates and other adult products.
•Style and Apparel includes a variety of apparel and accessories products for men and women globally, including one of the leading men’s apparel brands in China, and collaborations with fashion and streetwear brands such as PacSun, Yves Saint Laurent and Lids available to consumers in the US and UK. Our style and apparel offerings build on seven decades of standing for free expression.
•Digital Entertainment and Lifestyle is a category that encompasses all the ways we stand for sophisticated, fun and leisure-filled living. Our content creator platform on playboy.com lets customers interact directly with influencers and other creators that generate their own array of content. Playboy programming distributed through various websites and domestic and international TV providers offers on-demand entertainment. Our spirits joint venture, Playboy Spirits, offers premium spirits under the Rare Hare brand, while playboy.com sells a variety of home goods and personal accessories. Collaborations with strategic partners in the nightlife, hospitality, metaverse, and digital casino and online gaming industries allow our customers to further experience the Playboy lifestyle in-person and from their electronic devices.
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

Our Business Segments
We generate revenue through the sales of our products to consumers around the world. We employ multiple business models, including brand licensing, direct-to-consumer and third-party retail sales, and digital sales and subscriptions, to help maximize the value of our assets and promote long-term revenue and profitability growth. We report on our business operations in three segments:
•Licensing, including licensing our brand to third parties for products, services, venues, online gaming and events.
•Direct-to-Consumer, including sales of third-party products through our owned-and-operated e-commerce platforms, and sales of our proprietary products through our platforms and/or third-party retailers; and
•Digital Subscriptions and Content, including revenues generated from the sales of creator offerings to consumers on playboy.com, the sale of subscriptions to Playboy programming, which is distributed through various channels, including websites and domestic and international TV, and the sales of tokenized digital art and collectibles.
Licensing
We license the Playboy name, Rabbit Head Design, and other trademarks and related properties to partners around the world. Our licensing agreements permit licensees the right to use certain Playboy trademarks for certain categories of products in certain territories for a fee, which is typically a royalty calculated as a percentage of net revenue from wholesale and/or retail sales of such products, subject to an annual, bi-annual or quarterly minimum royalty payment. Our top five license agreements range from three to ten years in length and generated approximately $46.8 million for the year ended December 31, 2022. As of December 31, 2022, our licensing contracts included future royalty guarantee payments of approximately $345.5 million through 2031, assuming no renewals of such contracts.
Creative Artists Agency, a brand agency with significant global reach and infrastructure, acts as our exclusive licensing agent for the Playboy brand trademarks and intellectual property for consumer products in a broad range of categories in most of the world. We are entering into a joint venture, Playboy China Limited, with Charactopia Licensing Limited, a Fung Retailing brand management company, representing many global brands in China, to jointly own and operate the Playboy licensed business in China (including Hong Kong and Macau). We expect the Playboy China joint venture to invigorate our China-market Playboy apparel business, including online and offline retail strategies, product design and assortment, and brand marketing to its multi-generational audience.
During the year ended December 31, 2022, our Licensing segment contributed $60.9 million in revenue and $74.0 million in operating loss, which was due to $116.0 million of non-cash impairment charges on Playboy-branded trademarks in the third quarter of 2022.
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
During the year ended December 31, 2022, our Direct-to-Consumer segment contributed $186.6 million in revenue and $207.0 million in operating loss, of which $184.8 million was due to non-cash impairment charges on certain of our intangible assets, including goodwill, in the third quarter of 2022. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Key Factors and Trends Affecting Our Business, for additional matters that affect our consumer products business, including seasonality.
Digital Subscriptions and Content
Our Digital Subscriptions and Content today comprise our creator-led platform on playboy.com (initially launched in December 2021), non-fungible token (“NFTs”) art and collectibles offerings (initially launched in early 2021), and Playboy’s adult content offerings, including playboyplus.com and playboy.tv.

Playboy-branded digital content offerings reach more than 150,000 subscribers and users across Playboy-managed digital platforms. In addition, Playboy TV is offered through leading MSOs (multiple-system operators) around the globe, including U.S. MSOs DIRECTV, Comcast, Dish, Charter, Cox, Altice, and Mediacom. Pursuant to its agreements with the MSOs, Playboy programs the Playboy TV and typically receives a royalty based on the numbers of subscribers to the service.

During the year ended December 31, 2022, our Digital Subscriptions and Content segment contributed $18.7 million in revenue and $13.0 million of operating loss, of which $4.9 million was related to non-cash impairment of our crypto assets and certain other assets.
Our Strategy
We aim to build the leading pleasure and leisure lifestyle platform for all people around the world. In 2021 and 2022, we built up our direct-to-consumer business, including expanding our licensing categories, and developed our digital capabilities, including launching our creator platform. As of 2023, we will pursue a commercial strategy that relies on a more capital-light model focused on revenue streams with higher margin and higher growth potential. We will do this by leveraging our flagship Playboy brand to attract best-in-class strategic partners and scale our creator platform with influencers who embody our brands aspirational lifestyle.

We will refocus our three key growth pillars: first, strategically expanding our licensing business in key categories and territories. Our Playboy China joint venture is expected to invigorate our China-market Playboy apparel business, building on Playboy’s current roster of licensees and online storefronts by adding new licensees. We will continue to use our licensing business as a marketing tool and brand builder, in particular through our high-end designer collaborations and our large-scale partnerships with partners such as PacSun. Second, investing in our Playboy digital platform as we return to our roots as a place to see and be seen for creators and up and coming cultural influencers. Third, building upon Honey Birdette’s existing high margin retail business by expanding the brand in the United States.

Our content creator-led platform dedicated to creative freedom, artistic expression and sex positivity, is the cornerstone of our digital strategy. Creators’ fans can subscribe or pay to view exclusive content, message with Playboy creators directly, and receive special access to their daily lives in a manner they cannot do anywhere else. Top creators earn special opportunities throughout the Playboy ecosystem including Playboy photo shoots, fashion design collaborations and the opportunity to serve as Playboy fashion ambassadors.

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
In December 2019, we acquired the assets of yandy.com, a leading online retailer of lingerie, dresses, costumes and accessories, as part of the expansion of our proprietary sales platform. In March 2021, we acquired TLA Acquisition Corp., the parent company of the Lovers family of stores, a leading omni-channel online and brick-and-mortar sexual wellness chain. In August 2021, we acquired Honey Birdette (Aust) Pty Limited, owner of the luxury lingerie brand Honey Birdette. In October 2021, we acquired GlowUp Digital Inc., owner of the Dream platform that was redeveloped as the technology foundation for our curated and creator-led platform on playboy.com, which initially launched in December 2021 under the Centerfold name. We are entering into a Playboy-controlled joint venture, Playboy China Limited, for the operation of the Playboy licensed business in China (including Hong Kong and Macau).
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

Our Employees

As of December 31, 2022, we had 497 full-time and full-time-equivalent employees and 566 part-time employees. None of the employees are represented by a labor union. Our team values support our employee relations, which we believe to be positive and productive. We promote the well-being of our employees through programs and benefits that support physical health, financial security and good morale.
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
Intellectual Property
We own various trademarks, copyrights and software comprising our intellectual property holdings including, without limitation, the “Playboy” name, the “RABBIT HEAD DESIGN” logo, the “Yandy” name, the “Lovers” name and the “Honey Birdette” name.
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

Available Information
We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the U.S. Securities and Exchange Commission (the "SEC") on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains a website that contains our periodic reports, proxy and information statements and other information regarding us that we file electronically with the SEC. The SEC’s website is located at http://www.sec.gov.
Our website is www.plbygroup.com. We make available, free of charge, on our investor relations website, www.plbygroup.com/investors, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We may use our website to disclose material information and comply with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. Such disclosures are provided on our website at www.plbygroup.com, including under its “Events and Presentations” and “Press Releases” sections, among others. Accordingly, investors should monitor this portion of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this report.

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
•our ability to anticipate changes in the market for our products and rapidly adapt;
•our ability to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights;
•business constraints, negative publicity, lawsuits and boycotts as a result of our business involving the provision of products with adult or sexually explicit content;
•material weaknesses identified with respect to our internal controls over financial reporting;
•potential impairments of our intangible assets;
•potential limitations on the use of our net operating losses;
•various taxation related risks in multiple jurisdictions;
•potential systems failures or network access challenges experienced by our digital operations;
•our exposure to data security and privacy risks;
•compliance with payment processor requirements and government regulations;
•challenges relating to operations and expansion outside of the U.S.;
•litigation expenses and potential adverse results;
•the costs to the Company and management's time needed to comply with public company requirements;
•our ability to attract and retain key employees and hire qualified management and personnel;
•difficulties in pursuing and completing corporate transactions on economically acceptable terms;
•realizing the business benefits of our strategic objectives, including through joint ventures, dispositions or other strategic transactions;
•integration risks relating to corporate transactions and other strategic opportunities;
•limitations imposed by our debt and other financial obligations;
•our ability to attract and retain new customers and subscribers through our marketing efforts;

•the demand for our products;
•the COVID-19 pandemic;
•changing global economic conditions and standards, including with respect to interest rates;
•our ability to manage the various licensing and selling models in our operations;
•the concentration of a substantial portion of our licensing revenue with a limited number of licensees and retail partners;
•our dependence on third parties to help operate certain aspects of our e-commerce business;
•regulatory, cybersecurity and impairment risks related to the holding of digital assets;
•the adoption, implementation and performance of new enterprise systems;
•increasing competition for and changing dynamics in the marketplace for our adult content, digital and consumer products;
•our ability to maintain our agreements with multiple system operators and direct-to-home operators on favorable terms;
•our ability to identify, fund investment in and commercially exploit new technology;
•shifts in consumer behavior as a result of technological innovations and changes in the distribution and consumption of content; and
•our ability to meet the listing requirements to be listed on the Nasdaq Stock Market and maintain the listing of our securities in the future.
Risks Related to Our Business and Industry
Our success depends on our ability to maintain the value and reputation of the Playboy brand.
Our success depends on the value and reputation of the Playboy brand. The Playboy name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product and customer experience.
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
Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful, the value of our brand may be adversely affected. Any detrimental impact to our brand and reputation could have a material adverse effect on our financial condition.
Our businesses operate in highly competitive industries.
The consumer products, digital entertainment and creator content platform markets in which we operate are highly competitive. The ability of our businesses to compete in each of these industries successfully depends on a number of factors, including our ability to consistently supply high quality and popular products and content, adapt to new technologies and distribution platforms, maintain our brand reputation and produce new and successful products and content. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations. Additionally, many of our competitors, including apparel and personal goods retailers, large entertainment and media enterprises and well-established social media and other creator content platforms have greater technical, operational, financial and human resources than we do. We cannot assure you that we can remain competitive with companies that have greater resources or that offer alternative product, entertainment or content offerings.

The market for our physical and digital products is changing rapidly, and unless we are able to anticipate these changes and rapidly adapt, we will lose market share.
Our strategy to grow our online and “brick and mortar” retail businesses depend on many factors, including, among others, our ability to develop and maintain effective e-commerce platforms, identify desirable store locations, negotiate acceptable lease terms, hire, train and retain a reliable workforce of sales, distribution and other operational personnel, successfully integrate stores into our existing control structure, enterprise systems and operations, including our information technology systems, and coordinate well with our digital platforms and wholesale customers to minimize the competition within our sales channels. As we expand into new geographic areas, we need to successfully identify and satisfy the consumer preferences in these areas. In addition, we need to address competitive, merchandising, marketing, distribution and other challenges encountered in connection with any expansion. Finally, we cannot ensure that our e-commerce platforms or physical stores will be well received and achieve intended net sales or profitability levels. If our consumer products businesses fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business overall may be adversely impacted and we may incur significant costs associated with such business.

In addition, online usage and digital entertainment is changing rapidly as technological advancements allow the deployment of more advanced and interactive multimedia website and digital application offerings, and the Internet and mobile device usage have resulted in new digital distribution channels. As a result, we have to rapidly develop new digital business models, including digital content and distribution models, that will allow us to otherwise capitalize on our growing content creator platform and large library of titles that we own and license.
Unless we are able to effectively modify our business model to compete with the products offered through physical and online retailers and content offered digitally on the Internet or elsewhere, our market share, revenues and profits from such offerings could decrease. Although we are currently developing new products and growing our content creator community, no assurance can be given that we will remain competitive in the industries we compete in. Our future success will depend, in part, on our ability to adapt to rapidly changing technologies, to enhance existing product offerings and to develop and introduce a variety of new products and content to address changing demands of our consumers.
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
Furthermore, we may not apply for, or be unable to obtain, intellectual property protection for certain aspects of our business. Third parties have in the past, and could in the future, bring infringement, invalidity, co-inventorship, re-examination, opposition or similar claims with respect to our current or future intellectual property. Any such claims, whether or not successful, could be costly to defend, may not be sufficiently covered by any indemnification provisions to which we are party, divert management’s attention and resources, damage our reputation and brands, and adversely impact our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
Our business includes the provision of sexually explicit content which can create negative publicity, lawsuits and boycotts.
Our business includes providing adult-oriented, sexually explicit and provocative products worldwide. Many people regard such business as unwholesome. Various national and local governments, along with religious and children’s advocacy groups, consistently propose and enact legislation to restrict the provision of, access to, and content of such entertainment. These groups also often file lawsuits against providers of adult products and content, encourage boycotts against such providers and mount negative publicity campaigns. In this regard, some of our distribution outlets, have from time-to-time been the target of groups who seek to limit the availability of our products because of their content. We expect to continue to be subject to these activities.
The adult-oriented content of our websites, including our creator platform, may also subject us to obscenity or other legal claims by third parties. We may also be subject to claims based upon the content that is available on our websites through links to other sites and in jurisdictions that we have not previously distributed content in. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our websites and other distribution channels and/or their availability in various geographic areas, which could negatively impact their ability to generate revenue.
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
Some companies that provide products and services we need may be concerned that associating with us could lead to their becoming the target of negative publicity campaigns by public interest groups and boycotts of their products and services. As a result of these concerns, these companies may be reluctant to enter into or continue business relationships with us. There can be no assurance that we will be able to maintain our existing business relationships with the companies, domestic or international, that currently provide us with services and products. Our inability to maintain such business relationships, or to find replacement service providers, could materially adversely affect our business, financial condition and results of operations. We could be forced to enter into business arrangements on terms less favorable to us than we might otherwise obtain, which could lead to our doing business with less competitive terms, higher transaction costs and more inefficient operations than if we were able to maintain such business relationships or find replacement service providers.
If we are unable to advertise on certain platforms because of our brand or products, our revenue could be adversely impacted.
Some companies that operate websites and offline media, including search engines and social media platforms, on which we would like to advertise our products, and provide direct purchasing capabilities, may be reluctant or refuse to allow such advertising due to the adult nature of certain of our products and the history of our brand. Our inability to access or advertise on such platforms could make it more difficult for us to reach a broad audience, which could limit sales of our products, and reduce the value of our brand. Our existing competitors, as well as potential new competitors, may not face such obstacles and be able to undertake more extensive marketing campaigns and reach a broader consumer base, making it more difficult for us to compete with them with similar products.

We have experienced, and may continue to experience, seasonality in our revenues, which may result in volatility in our financial results.
While we receive revenue throughout the year, our businesses have experienced, and may continue to experience, seasonality. For example, our licensing business under our consumer products business have historically experienced higher receipts in its first and third fiscal quarters due to the licensing fee structure in our licensing agreements, which typically require advance payment of such fees during those quarters, but such payments can be subject to extensions or delays. Our direct-to-consumer business have historically experienced higher sales in the fourth quarter due to the U.S. holiday season, including Halloween, but changing market conditions and demand could affect such sales. To the extent that we continue to experience seasonality, or there are material changes in our seasonal business and revenues, such factors may result in volatility in our financial results.
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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Our management is also required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements might not be prevented or detected on a timely basis. As described in Item 9A of this Annual Report, there were several material weaknesses identified in our internal control over financial reporting.

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

Even after the remediation of our material weaknesses, our management does not expect that our internal controls ever will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. No evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the business will have been detected.
We have a significant amount of intangible assets, including our trademarks and digital assets, recorded on our consolidated balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may be required to record impairments of our intangible assets in the future which could adversely affect our results of operations.
As of December 31, 2022, our indefinite-lived intangible assets, including digital assets and goodwill, represented $339.6 million, or 61% of our total consolidated assets. Under GAAP, indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. We review our trademarks and digital assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss, and those decreases or increases could be material.

Our use of certain tax attributes may be limited.

We had significant net operating losses (“NOLs”) as of December 31, 2022. In the U.S. we had $298.0 million of federal NOLs available to carryforward to future periods, of which $182.0 million will begin expiring in 2028, and we had $109.0 million of state and local NOLs available to carryforward to future periods, of which $5.0 million can be carried forward indefinitely. In Australia, we also had $5.7 million of NOLs available to carryforward indefinitely. The statute of limitations for tax years 2017 and forward remains open to examination by the major U.S. taxing jurisdictions to which we are subject. The statute of limitations for tax year 2016 and forward remain open to examination in Australia. In addition, due to the NOL carryforward provision, tax authorities continue to have the ability to adjust the amount of our carryforward. Furthermore, as discussed below, the limitations on the use of the NOLs under Section 382 could affect our ability to use NOLs to offset future taxable income.

The Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017, changed the rules governing U.S. federal NOL carryforwards. For federal NOL carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limited a taxpayer’s ability to utilize such carryforwards to 80% of taxable income, which can be carried forward indefinitely, but carryback is generally prohibited. Federal NOL carryforwards generated by us before January 1, 2018 will continue to have a twenty-year carryforward period and will not be subject to the taxable income limitation.
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
Internet. Various governmental agencies have imposed and are further considering a number of laws or regulations concerning various aspects of the Internet, including online content, intellectual property rights, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Regulation of digital content and the Internet could materially adversely affect our business, financial condition or results of operations by reducing the overall use of the Internet or provision of certain digital content or services, reducing the demand for our products or increasing our cost of doing business.
Consumer products. Any attempts to limit or otherwise regulate the sale or distribution of certain consumer products sold by us or our licensees could materially adversely affect our business, financial condition or results of operations.

We do business in a variety of digital ecosystems, including sales of digital assets and cryptocurrency payments, which is evolving, and uncertain, and new regulations or policies may materially adversely affect our development.

Our products include digital assets, and we have accepted cryptocurrency as payment for certain digital assets. We expect to continue commercial activities in various digital environments and involving digital assets and cryptocurrencies. The technologies supporting cryptocurrencies and digital assets like blockchain and non-fungible tokens (“NFT”) are new and rapidly evolving. To the extent these technologies become more widely utilized in the industry, revenues from our digital applications could be negatively impacted, including as a result of greater competition. If we fail to explore and commercialize these new technologies and apply them innovatively to keep our products and services competitive, we may not experience significant growth of our business. Regulation of digital platforms and assets, such as user-generated content platforms, cryptocurrencies, blockchain technologies, NFTs and cryptocurrency exchanges, is currently underdeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the digital ecosystems in which we do business or the digital products we sell, as well as the technology behind them or the means of transacting in or transferring them. The regulatory regime governing user-generated content platforms, blockchain technologies, NFTs, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect our digital products and services.

We hold and may acquire digital assets that may be subject to volatile market prices, impairment and unique risks of loss.

From time to time, we may hold digital assets, including NFTs and cryptocurrencies such as Ethereum, and may accept cryptocurrency payments from customers for certain products and services. The prices of digital assets have been in the past and may continue to be highly volatile, including as a result of various associated risks and uncertainties. For example, the prevalence of such assets is a relatively recent trend, and their long-term adoption by investors, consumers and businesses is unpredictable. Moreover, their lack of a physical form, their reliance on technology for their creation, existence and transactional validation and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence. Finally, the extent to which securities laws or other regulations apply or may apply in the future to such assets is unclear and may change in the future. If we hold digital assets and their values decrease relative to our purchase prices, our financial condition may be adversely impacted.

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

Finally, as intangible assets without centralized issuers or governing bodies, digital assets have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities, including inappropriate access and theft, as well as human errors or computer malfunctions that may result in the loss or destruction of private keys needed to access such assets. While we intend to take all reasonable measures to secure any digital assets, if such threats are realized or the measures or controls we create or implement to secure our digital assets fail, it could result in a partial or total misappropriation or loss of our digital assets, and our financial condition and operating results may be adversely impacted.

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

We are party to agreements and instruments where obligations by or to us are calculated based on or otherwise dependent on LIBOR. In July 2017, the U.K. Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR. The publication of one week and two-month USD LIBOR tenors and tenors for EUR, CHF, JPY and GBP LIBOR ceased after December 31, 2021, and the publication of all other USD LIBOR tenors will cease after June 30, 2023. As a result, LIBOR for particular currencies and tenors will not be available for use in agreements and other instruments after the relevant cessation date and may ultimately cease to be utilized prior to the date publication ceases. Alternative benchmark rate(s) are expected to replace LIBOR in our agreements that reference LIBOR, including, for example, in our New Credit Agreement. At this time, it is difficult for us to predict the full effect of any changes from LIBOR to an alternative benchmark rate upon or prior to the cessation of publication, the phase out of LIBOR generally, or the establishment and use of particular alternative benchmark rates to replace LIBOR. There is uncertainty about how we, the financial markets, applicable law, and the courts will address the replacement of LIBOR with alternative benchmark rates for contracts that do not include appropriate fallback provisions to provide for such alternative benchmark rates. In addition, any changes from LIBOR to an alternative benchmark rate may have an uncertain impact on our cost of funds, our receipts or payments under agreements that reference LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.
We are subject to risks resulting from our operations outside the U.S., and we face additional risks and challenges as we continue to expand internationally.
The international scope of our operations may contribute to volatile financial results and difficulties in managing our business. For the years ended December 31, 2022 and 2021, we derived approximately 41% and 38%, respectively, of our consolidated revenues from countries outside the U.S. Our international operations expose us to numerous challenges and risks, including, but not limited to, the following:
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
In addition, important elements of our business strategy, including capitalizing on advances in technology, expanding distribution of our products and content and leveraging cross-promotional marketing capabilities, involve a continued commitment to expanding our business internationally. This international expansion will require considerable management and financial resources. We cannot assure you that one or more of these factors or the demands on our management and financial resources would not adversely affect any current or future international operations and our business as a whole.

Operating as a public company requires us to incur substantial costs and requires substantial management attention.

We will continue to incur significant legal, accounting and other expenses to comply with the requirements of operating as a public company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, including with respect to environmental, social and governance matters, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have and are expected to continue to increase our legal and financial compliance costs and to make some corporate activities more time consuming. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs could decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.
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
We expect to incur transaction costs in connection with our corporate transactions and strategic opportunities, which could require additional financing that may not be available to us on acceptable terms.
We have incurred and expect to continue to incur significant costs and expenses in connection with past and future corporate transactions and strategic opportunities, including with respect to acquisitions and financing transactions, for financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, litigation defense costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with our corporate transactions. There are many factors beyond our control that could affect the total amount or timing of expenses related to such transactions. These costs and expenses could reduce the benefits and income we expect to achieve from our corporate transactions.
We may, in the future, require additional capital to help fund all or part of potential corporate transactions and strategic opportunities. If, at the time required, we do not have sufficient cash to finance those additional capital needs, we will need to raise additional funds through equity and/or debt financing. We cannot guarantee that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and is either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion plans. In addition, any additional financing we undertake could impose additional covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

We have entered into, and may enter into further, joint ventures and strategic partnerships, which could be adversely affected by our lack of sole decision-making authority, our reliance on our partners or disputes between us and our partners.

We have entered into, and may enter into further, joint ventures and strategic partnerships, in some of which we may not hold controlling interests or operating control. Even if we legally control such ventures, there may be circumstances under which we would not exercise sole decision-making authority regarding their business. Joint ventures and strategic partnerships may, under certain circumstances, involve risks not present were we were in sole control or another party were involved. Joint venture and strategic partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, because neither we nor the partner would have full control over the venture. Disputes between us and joint venture and strategic partners may result in legal action that would increase our expenses and divert management's attention. In addition, we may in certain circumstances be liable for the actions of our joint venture or strategic partners.

We may seek strategic opportunities in industries or sectors that may be outside of our management’s areas of expertise.
We may consider strategic opportunities outside of our management’s areas of expertise if an attractive transaction or target is presented to us and we determine that represents an advantageous opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular opportunity, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a strategic transaction counterparty.

Our expansion places a significant strain on our management, operational, financial, and other resources.

We continue to expand our global operations, including increasing our product and service offerings and scaling our infrastructure to support our retail and services businesses. The complexity of the current scale of our business can place significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions, and our expansion increases these factors. Failure to manage growth effectively could damage our reputation, limit our growth, and negatively affect our operating results.
In pursuing strategic opportunities and corporate transactions, we may incur various costs and liabilities and we may never realize the anticipated benefits of such opportunities.
If attractive opportunities become available, we may continue to pursue strategic transactions, products or technologies that we believe are strategically advantageous to us. Transactions of this sort could involve numerous risks, including:
•unforeseen operating difficulties and expenditures arising from the process of integrating any new business, product or technology, including related personnel;
•diversion of a significant amount of management’s attention from the ongoing development of our business;
•dilution of existing stockholders’ ownership interest in us;
•incurrence of additional debt;
•exposure to additional operational risk and liability, including risks arising from the operating history of any new or modified businesses;
•entry into markets and geographic areas where we have limited or no experience;
•loss of key employees;
•adverse effects on our relationships with suppliers and customers; and
•adverse effects on any existing relationships, including suppliers and customers.
Furthermore, we may not be successful in identifying appropriate strategic transaction candidates or consummating transactions on terms favorable or acceptable to us or at all.
When we pursue new strategic opportunities or corporate transactions, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks. We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility. As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company, including violations of decency laws. Although we generally attempt to seek contractual protections, such as representations and warranties and indemnities, we cannot be sure that we will obtain such provisions in our transactions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs. Finally, claims against us relating to any transaction may necessitate our seeking claims against counterparties for which they may not indemnify us or that may exceed the scope, duration or amount of their indemnification obligations.

The success of our business may depends in part on achieving our strategic objectives, including through strategic transactions, dispositions and new initiatives.

Strategic transactions have been, and are expected to continue to be, part of our strategy, and may include dispositions of assets and businesses. We may not achieve expected returns and benefits in connection with this strategy as a result of various factors, including transition challenges, such as operational, personnel and technology platform changes. In addition, we may not achieve the full economic benefits anticipated to result from such transactions.

Further, dispositions and strategic transactions may distract our management’s time and attention and disrupt our ongoing business operations or relationships with customers, employees, suppliers or other parties. We continue to evaluate the potential disposition of assets and businesses that may no longer help us achieve our strategic objectives, and to view strategic transactions as a key part of our growth strategy.

If we decide to sell assets or a business, we may encounter difficulty in finding attractive terms or buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated, or with the exclusion of select assets. Dispositions may also involve continued financial involvement in a divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations. Under these arrangements, performance by the acquired or divested business, or other conditions outside our control, could affect our future financial results.
Our strategic opportunities and corporate transactions may result in disruptions in our business and diversion of management’s attention.
Any strategic opportunities or corporate transactions could require changes to our operations, products and/or personnel. Such transactions may disrupt our operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and partners. We may also incur debt or issue equity securities to pay for the costs of any strategic opportunities or corporate transactions. These issuances could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of transaction-related costs. If management is unable to successfully manage new business opportunities, products or personnel, we may not receive the benefits of our strategic opportunities or corporate transactions, and our revenues and stock trading price may decrease.
We may not realize all of the anticipated benefits of our strategic opportunities or corporate transactions or those benefits may take longer to realize than expected.
Our ability to realize anticipated benefits of our strategic opportunities and corporate transactions depends, to a large extent, on our ability to implement changes that facilitate such opportunities and realize anticipated streamlining and synergies. We generally expect to benefit from streamlining, through reduced costs or outsourcing of responsibilities to third parties, and operational synergies from consolidation of capabilities and greater efficiencies from increased scale and market integration. However, this process may preclude or impede realization of the benefits expected from strategic opportunities or corporate transactions and could adversely affect our results of operations. We cannot be certain that we will not be required to implement further realignment activities, make additions or other changes to our workforce based on other cost reduction measures or changes in the markets and industry in which we compete. In addition, future business conditions and events may impact our ability to continue to realize any benefits of these initiatives. If we are not able to successfully achieve these objectives, the anticipated benefits of our transactions may not be realized fully or at all or may take longer to realize than expected.
Any future strategic opportunities or corporate transactions may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.
Future strategic opportunities or corporate transactions may not be accretive to our earnings per share. Our expectations regarding the timeframe in which such transactions may become accretive to our earnings per share may not be realized. In addition, we could fail to realize all of the benefits anticipated in such transactions or experience delays or inefficiencies in realizing such benefits. Such factors could, combined with the potential issuance of shares of our common stock in connection with any such transactions, result in them being dilutive to our earnings per share, which could negatively affect the market price of our common stock.
Our senior secured credit agreement contains various covenants, restrictions and required financial ratios and tests that limit our operating flexibility. The violation of one or more of these covenants, ratios or tests could have a material adverse effect on our business, financial condition and operating results.
Our senior secured credit agreement contains covenants that limit our actions. These covenants could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. The covenants restrict our ability to, among other things:
•incur or guarantee additional indebtedness;
•make loans and investments;
•enter into agreements restricting our subsidiaries’ abilities to pay dividends;
•create liens;

•sell or otherwise dispose of assets;
•enter new lines of business;
•merge or consolidate with other entities; and
•engage in transactions with affiliates.
The senior secured credit agreement also contains financial covenants requiring us to maintain a specified maximum total gross leverage ratio. In December 2022 and February 2023, we made payments of $25 million and $45 million, respectively, for total payments of $70 million since the third amendment of our credit agreement in December 2022, providing us with waivers of the total net leverage ratio covenant through the second quarter of 2024 and resulting in the elimination of cash maintenance covenants, the lenders’ board observer rights and applicable additional margin provided for under the credit agreement, as amended through February 2023.
The covenants in our senior secured credit agreement place significant restrictions on the manner in which we may operate our business, and our ability to meet these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply.

In addition, we are required to assess our ability to continue as a going concern as part of our preparation of financial statements at each quarter-end. This assessment includes, among other things, our ability to comply with the covenants and requirements under our senior secured credit agreement. If in future periods we are not able to demonstrate that we will be in compliance with the financial covenant requirements in our credit agreement for at least 12 months following the date of the financial statements, management could conclude there is substantial doubt about our ability to continue as a going concern, and the audit opinion that we would receive from our independent registered public accounting firm would include an explanatory paragraph regarding our ability to continue as a going concern. Such an opinion could cause us to be in breach of the covenants in our senior secured credit agreement and other of our agreements.
If we fail to satisfy any of the foregoing covenants, the lenders could declare the outstanding principal amount of our senior secured credit agreement, including accrued and unpaid interest and all other amounts owing and payable thereunder, to be immediately due and payable, which could have a material adverse effect on our business, financial condition and operating results.

If we do not adequately adopt and manage our reporting and enterprise systems and processes, our ability to manage and grow our business may be adversely impacted.

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
Our financial condition and results of operations have been and may continue to be adversely affected by the coronavirus pandemic.
A novel strain of coronavirus (“COVID-19”) was first identified in China in December 2019, and was subsequently declared a pandemic by the World Health Organization. To date, this pandemic and preventative measures taken to contain or mitigate the pandemic have caused, and may continue to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets, both globally and in the United States. These events have led to and could continue to lead to a decline in discretionary spending by consumers, and in turn materially impact, our business, sales, financial condition and results of operations. We may experience a negative impact on our sales, operations and financial results, and we cannot predict the degree to, or the time period over, which our sales, operations and financial results will continue to be subject to risk by the pandemic and preventative measures. Risks presented by the COVID-19 pandemic include, but are not limited to:
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
•If licensees or retailers of our products experience severe financial difficulty, including becoming insolvent or ceasing business operations, this could negatively impact the sale of our products to consumers and the ability of such licensees or retailers to make required payments to us.
•Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, including lifestyle experiences such as casino gaming, and lower spending on sexual wellness, apparel or beauty products. As a result, we cannot ensure that demand for our offerings will remain constant.
If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.

We derive, and expect to continue to derive, a significant portion of our revenue from China, our business development plans, results of operations and financial condition may be materially adversely affected by significant political, social and economic developments in China. A slowdown in economic growth in China, such as due to the outbreak of the COVID-19 pandemic, could adversely impact our licensees in China, prospective customers, suppliers, distributors and partners of our licensees in China, which could have a material adverse effect on our results of operations and financial condition. In addition, a deterioration in trade relations between the U.S. and China or other countries, or the negative perception of U.S. brands by Chinese or other international consumers, could have a material adverse effect on our results of operations and financial condition. There is no guarantee that economic downturns, any further decrease in economic growth rates or an otherwise uncertain economic outlook in China will not persist in the future, that they will not be protracted or that governments will respond adequately to control and reverse such conditions, any of which could materially and adversely affect our business, financial condition and results of operations.

We have a material amount of goodwill and other intangible assets, including our trademarks, recorded on our balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we have in the past, and we may in the future, be required to further write down a portion of this goodwill and other intangible assets and such write-down could, as applicable, have a material effect on our financial results.

As of December 31, 2021, goodwill was $270.6 million, or approximately 29% of our total consolidated assets, and trademarks and other intangible assets represented approximately $418.4 million, or approximately 45% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

During the third quarter of 2022, as a result of impacts to our revenue attributable to macroeconomic factors, we recorded non-cash asset impairment charges related to the write-down of goodwill of $133.8 million and trademarks and other intangible assets of $170.1 million. No impairment charges were recorded in the fourth quarter of 2022. As of December 31, 2022, goodwill was $123.2 million, or approximately 22% of our total consolidated assets, and trademarks and other intangible assets were $236.3 million, or approximately 43% of our total consolidated assets.

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
In addition to the licensing model, we operate online and brick-and-mortar retail stores and we produce and sell directly to customers. Although we believe these various models could have certain benefits, these models could themselves be unsuccessful and our beliefs could turn out to be wrong. Moreover, our pursuit of these different models could divert management’s attention and other resources, including time and capital. As a result, our future success depends in part on our ability to successfully manage these multiple models. If we are unable to do so, our performance, financial condition and prospects could be adversely impacted.
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

The agency relationship for our consumer brands licensing business may not ultimately be successful.
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

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new customers and subscribers to our offerings, retain existing customers and subscribers of our offerings and reactivate customers and subscribers in a cost-effective manner. Achieving such growth may require us to increasingly engage in sophisticated and costly sales and marketing efforts, some or all of which may not provide a material return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and opportunities to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, including billboards, radio, social media platforms, planes, affiliates and paid and organic search, and other digital channels, such as search and mobile display. If the search engines and other digital platforms on which we rely modify their algorithms, change their terms, including with respect to cookies, data and/or privacy controls, or if the prices at which we use such services increase, then our costs could increase, and fewer customers and subscribers may reach our use our platforms. If links to our platforms are not displayed prominently in online search results or on social media, if fewer customers or subscribers click through to our platforms, if our other marketing campaigns are not effective, or if the costs of attracting customers and subscribers using any of our current methods significantly increase, then our ability to efficiently attract new customers and subscribers could be reduced, our revenue could decline and our business, financial condition and results of operations could be adversely impacted.

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

We record a charge for product inventories that have become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. If we determine that an impairment has occurred, we record a write-down by the amount for which costs exceed net realizable value. No assurance can be given that we will not incur write-downs, fees, impairments and other charges given the rapid and unpredictable pace of product obsolescence in the direct-to-consumer markets in which we compete. For the twelve-month period ended December 31, 2022, we recorded non-cash inventory reserve charges of $4.2 million.
Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition.

Many of our products may be considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, unemployment, the availability of consumer credit and inflationary pressures and consumer confidence in future economic conditions. Global economic conditions may continue to be uncertain, particularly in light of the impacts of COVID-19, and the potential impacts of increasing inflation in the United States (our largest market) remain unknown, making trends in consumer discretionary spending unpredictable. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term economic disruptions in markets where we sell our products, particularly in the United States, China or other key markets, may adversely impact our sales, profitability and financial condition and our prospects for growth. In addition, as pandemic conditions improve and restrictions ease, we are unable to predict whether consumer preferences for discretionary items will shift and the level of consumer spending within our industry will be negatively impacted for a period of time. If this were to occur, our sales and prospects for growth may be negatively impacted.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of a licensee or retail partner could materially decrease our revenue and cash flows.
Our licensing revenues are concentrated with a limited number of licensees and retail partners. For instance, during the years ended December 31, 2022 and 2021, the five largest license agreements comprised 18% and 20% of consolidated revenues, respectively, and the largest licensee contributed 8% and 9% of consolidated revenues, respectively, during those years. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of these licensees were to have financial difficulties affecting their ability to make payments, cease operations, or if any of these licensees decides not to renew or extend any existing agreements, or to significantly reduce its sales of licensed products under any agreement, we could be required to adjust how we account for revenue pursuant to such licenses, and our revenue and cash flows could be reduced substantially, which could have a material adverse effect on our financial condition, results of operations or business.
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
Further, the failure of licensees and/or their third party manufacturers, which we do not control, to adhere to local laws, industry standards and practices generally accepted in the United States in areas of worker safety, worker rights of association, social compliance, and general health and welfare, could result in accidents and practices that cause disruptions or delays in production and/or adversely impact the reputation of our trademarks, any of which could have a material adverse effect on the business and financial results of our business. A weak economy or softness in sectors of licensees of our consumer business could exacerbate this risk. This, in turn, could decrease our potential revenues and cash flows.
We rely on third parties to help operate certain aspects of our e-commerce business. If these third parties fail to perform, our business could be adversely impacted.
We are dependent on information technology systems and third parties to operate certain of our e-commerce and subscription websites, process transactions, respond to customer inquiries and maintain cost-efficient operations. The failure of our information technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. Our information technology systems, websites, and operations of third parties on whom we rely, may encounter damage or disruption or slowdown caused by a failure to successfully upgrade systems, system failures, viruses, computer “hackers”, natural disasters, pandemics, or other causes. These could cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of products to our customers or lost sales, which could reduce demand for our products and cause our sales to decline. Any significant disruption in our information technology systems or websites could adversely impact our reputation and credibility and could have a material adverse effect on our business, financial condition, and results of operations.
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

We may be subject to product liability claims when people or property are harmed by the products we sell or manufacture.
Some of the products we sell or manufacture may expose us to product liability claims relating to personal injury or illness, death, or environmental or property damage, and can require product recalls or other actions. Third parties who sell products using our platforms and stores increase our exposure to product liability claims, such as when these sellers do not have sufficient protection from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Although we impose contractual terms on sellers that are intended to prohibit sales of certain type of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such agreements. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.
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
Additional Risks Related to Our Digital Subscriptions and Content Business
Free content on the internet and competition from free platforms and other social media and content-creator sites is increasing competition for our adult content products and creator platform and is changing the dynamics of the marketplace for our digital products.
Demand for our paid adult content products and our creator platform is significantly impacted by the availability of free adult entertainment available on the Internet, “YouTube-like” adult video sites (commonly known as “tube sites”), as well as from social media platforms and other subscription-based content-creator sites. Such other sites and platforms feature free adult videos, some of which consist of unlicensed, or pirated, excerpts of professionally produced adult movies (including at times pirated versions of our proprietary videos). Other content-creator sites allow consumers to subscribe for content from specific creators, many of which offer adult-oriented content. The availability of these free adult videos and creator-specific subscriptions may diminish the demand for our paid video offerings on our proprietary websites, including our content creator platform on playboy.com, playboy.tv and playboyplus.com, and for our other content products, and has diluted the market presence of our website. The tube sites, social media platforms and other content-creator sites may materially affect the revenues we generate from our websites and other adult content offerings. It is uncertain what affect tube sites, other free internet adult websites and competing content-creator sites will have on our on-going operations and our future financial results. No assurance can be given that we will be able to effectively compete against the tube sites and other internet products.
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
Technology and business models in our industry continue to evolve rapidly. Changes to these business models include the increasing presence of user-generated content, streaming platforms and the greater video consumption through time-delayed or time-shifted viewing of television programming through social media and content creation sites, streaming platforms, on-demand platforms, and digital video recorder, or DVRs. Consumer behavior related to changes in content distribution and technological innovation affect our economic model and viewership in ways that are not entirely predictable.
Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors and from streaming and social media platforms, connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Likewise, distributors are offering smaller programming packages known as “skinny bundles” and content-creator platforms allow for a la carte consumption, both of which are delivered at a lower cost than traditional subscription offerings and sometimes allow consumers to create a customized package of content, that are gaining popularity among consumers. If our networks are not included in these packages or consumers favor alternative offerings, we may experience a decline in viewership or content consumption and ultimately the demand for our programming and content, which could lead to lower revenues.
In order to respond to changes in content distribution models in our industry, we have invested in, developed and launched DTC products (including our online retail stores) and our content creator platform. There can be no assurance, however, that our viewers will respond to our DTC products and services or that our DTC strategy will be successful, particularly given the increase in DTC products and platforms on the market. Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.

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
These types of claims have been brought, sometimes successfully, against broadcasters, publishers, online providers and other disseminators of media content. We could also be exposed to liability in connection with material available through our websites, including our creator platform. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on us. In addition, measures to reduce our exposure to liability in connection with material available through our websites could require us to take steps that would substantially limit the attractiveness of our websites and/or their availability in various geographic areas, which would negatively affect their ability to generate revenues.
Risks Related to the Ownership of Our Common Stock
If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock.

Our common stock is currently listed on Nasdaq. In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to continue to comply with applicable listing standards. If we are unable to maintain compliance with Nasdaq's listing requirements, our common stock could be delisted from Nasdaq. If Nasdaq delists our common stock, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•loss of eligibility to use or rely on our existing and/or any new registration statements on Form S-3;
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
RT beneficially owned approximately 29.8% of our common stock as of March 10, 2023. Under the terms of an Investor Rights Agreement we entered into with RT, RT has the right, but not the obligation, to nominate to the Company's board of directors (the "Board") a number of designees equal to (i) three directors, if and so long as RT and its affiliates beneficially own, in the aggregate, 50% or more of the shares of our common stock, (ii) two directors, in the event that RT and its affiliates beneficially own, in the aggregate, 35% or more, but less than 50%, of the shares of common stock and (iii) one director, in the event that RT and its affiliates beneficially own, in the aggregate, 15% or more, but less than 35%, of the shares of our common stock (in each case, subject to proportional adjustment in the event that the size of the Board is increased or decreased following the Closing). RT also has the right to appoint the chairman of the Board so long as RT and its affiliates beneficially own, in the aggregate, 15% or more of the shares of common stock. We anticipate that Suhail Rizvi, our current chairman of the Board and a manager of the RT entities, will continue to serve as RT's designee on the Board and chairman of the Board.
On January 30, 2023, we entered into a standstill agreement (the “Standstill Agreement”) with RT in connection with the Company’s rights offering that closed in February 2023. Pursuant to the Standstill Agreement, among other limitations, RT and their affiliates agreed not to purchase shares of our common stock to the extent that RT and their affiliates’ ownership would exceed 29.99% of our outstanding shares of common stock in the aggregate following any acquisition of common stock during the standstill period. The standstill period means any period from and after January 30, 2023 in which RT and their affiliates collectively own, beneficially or of record, more than 14.9% of the total outstanding shares of our common stock.

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
•the inability to recognize the anticipated benefits of any strategic opportunities or corporate transactions, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, and our ability to retain our key employees;
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

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us. If securities or industry analysts initiate coverage and one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our company, our common stock share price would likely decline. If analysts publish target prices for our common stock that are below the historical sales prices for our common stock on a securities exchange or the then-current public price of our common stock, it could cause our stock price to decline significantly. Further, if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
Volatility in our share price could subject us to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could adversely impact our business.

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

On June 10, 2022, the SEC declared effective our resale registration statement on Form S-3 (File No. 333-264515), pursuant to which certain existing stockholders of the Company are able to sell up to 30,534,974 shares of common stock in the public market. Such registration statement replaced the separate resale registration statements on Form S-1 we previously filed with the SEC in 2021.

On September 13, 2022, the SEC declared effective our shelf registration statement on Form S-3 (File No. 333-267273), pursuant to which we registered up to $250 million of primary issuances of certain securities listed in such registration statement. On January 24, 2023, we took down $16.25 million of such shelf registration for the issuance of 6,357,341 shares of our common stock in a registered direct offering to a limited number of investors. We also completed a rights offering in February 2023, pursuant to which we took down $50 million of the shelf registration for the issuance of 19,561,050 shares of common stock. Accordingly, as of the date of this Annual Report on Form 10-K, up to $183.75 million of securities could be issued pursuant to the unused portion of the shelf registration.

We also have registered on Forms S-8 a total of 11,560,383 shares of common stock underlying awards that we have issued, or may in the future issue, under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, or pursuant to the reoffer prospectus in the Forms S-8, as applicable, subject to existing lock-up agreements and relevant vesting schedules, and applicable securities laws. Promptly following the filing of this Annual Report on Form 10-K, we intend to register an additional 1,881,507 shares of common stock on another Form S-8 for future issuances under our equity incentive plans. See Note 11, Stockholders Equity–Common Stock, for additional information regarding our common stock reserved for future issuance as of December 31, 2022.

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

You may experience future dilution as a result of future equity offerings or other issuances of our shares of common stock.

In order to raise additional capital, we may in the future offer additional shares of our common stock or securities convertible into or exchangeable for our common stock at prices that may not be the same as the price you paid for your shares. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by you, and investors purchasing shares or other securities in the future could have rights superior to those purchased by you. Sales of additional shares of our common stock or securities convertible into shares of common stock will dilute our stockholders’ ownership in us.

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

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely impact our business. The choice of forum provision requiring that the Court of Chancery of the State of Delaware be the exclusive forum for certain actions would not apply to suits brought to enforce any liability or duty created by the Exchange Act.
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
In addition, we rely on our employees, consultants and sub-contractors to conduct our operations in compliance with applicable laws and standards. Any violation of such laws or standards by these individuals, whether through negligence, harassment, discrimination or other misconduct, could result in significant liability for us and adversely affect our business. For example, negligent operations by employees could result in serious injury or property damage, and sexual harassment or racial and gender discrimination could result in legal claims and adversely impact our reputation.

If we are unable to attract and retain key employees and hire qualified management and personnel our ability to compete could be adversely impacted.
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

The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s ongoing military invasion of Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geopolitical risks could have an adverse impact on macroeconomic factors which affect our assets and businesses.
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
Customer interaction with our content is subject to our privacy policy and terms of service. If we fail to comply with our posted privacy policy or terms of service or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and adversely impact our business. If regulators, the media or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, and negatively impact our financial condition and damage our business.

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
Pursuant to our acquisition of Lovers in March 2021, we acquired over 25,000 square feet of leased office and warehouse space in Auburn, Washington. As of December 31, 2022, Lovers operated 40 retail locations in five states, ranging in size between 1,472 and 15,000 square feet per location. The Lovers properties are used by our Direct-to-Consumer segment.

Pursuant to our acquisition of Honey Birdette in August 2021, we also acquired over 15,000 square feet of leased office and warehouse space in the Sydney, Australia area. As of December 31, 2022, Honey Birdette operated 61 retail locations in Australia, the U.S. and the U.K., ranging in size between approximately 400 and 1,200 square feet per location. The Honey Birdette properties are used by our Direct-to-Consumer segment.

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

TNR Case

On December 17, 2021, Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”), filed a complaint in the U.S. District Court for the Central District of California against Playboy and its subsidiary Products Licensing, LLC. TNR alleges a variety of claims relating to Playboy’s termination of a license agreement with TNR and the business relationship between Playboy and TNR prior to such termination. TNR alleges, among other things, breach of contract, unfair competition, breach of the implied covenant of good faith and fair dealing, and interference with contractual and business relations due to Playboy’s conduct. TNR is seeking over $100 million in damages arising from the loss of expected profits, declines in the value of TNR’s business, unsalable inventory and investment losses. After Playboy indicated it would move to dismiss the complaint, TNR received two extensions of time from the court to file an amended complaint. TNR filed its amended complaint on March 16, 2022. On April 25, 2022, Playboy filed a motion to dismiss the complaint. That motion was partially granted, and the court dismissed TNR’s claims under California franchise laws without leave to amend. The parties participated in a court-ordered mediation on February 3, 2023, which did not result in any settlement or resolution of the remaining claims asserted by TNR against Playboy. A trial date has been set for September 26, 2023. We believe TNR’s claims and allegations are without merit, and we will defend this matter vigorously.
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

On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. We filed a motion for summary judgment, which is scheduled to be heard by the court on May 19, 2023. Trial is set for January 22, 2024. The parties are currently engaged in discovery. We believe AVS’s claims and allegations are without merit, and we will defend this matter vigorously.

Indian Harbor Case
On October 15, 2018, Playboy Enterprises, Inc. filed a lawsuit in Los Angeles Superior Court (the “Court”) against its insurer, Indian Harbor Insurance Company (“Indian Harbor”), captioned Playboy Enterprises, Inc. v. Indian Harbor Insurance Company, for breach of contract and breach of the covenant of good faith and fair dealing, and seeking declaratory relief, after Indian Harbor threatened to sue Playboy on an alleged theory of lack of coverage after Indian Harbor paid approximately $4.8 million towards the settlement of claims against Playboy made by Elliot Friedman. Among other things, we are seeking declaratory relief that the underlying claims asserted against Playboy are covered claims under Playboy’s insurance policies with Indian Harbor. On December 14, 2018, Indian Harbor filed its answer to the complaint and filed counterclaims against Playboy for declaratory relief that it has no obligation to provide coverage for the underlying claims and that it is entitled to recoup the amounts it paid in the settlement, with interest. Indian Harbor filed a motion for summary judgment, seeking, among other things, summary adjudication that (1) the insurance policy does not provide coverage because the underlying claim was allegedly first made before the policy period of the policy and (2) that Indian Harbor does not have to provide coverage because Playboy allegedly failed to provide timely notice of the claim. On September 9, 2020, the Court denied Indian Harbor’s motion, in part, ruling as a matter of law that Playboy had properly reported the underlying claim under the correct policy; but granted the motion as to Playboy’s breach of contract and bad faith claims because Indian Harbor ultimately funded the settlement. Based on the summary judgment ruling, the parties agreed to enter into a stipulated judgment in Playboy’s favor to advance the issues for appeal, with Indian Harbor intending to appeal the Court’s decision as to when the underlying claim was first made. The Court entered the parties’ stipulated judgment on July 26, 2021. On October 15, 2021, Indian Harbor filed its notice of appeal. On December 13, 2021, Indian Harbor filed its opening appellate brief, and we filed our response on April 14, 2022. Indian Harbor filed its reply brief on July 1, 2022. The parties presented oral arguments in front of the appellate court on September 21, 2022. On October 4, 2022, the California appellate court affirmed the Court’s ruling, dismissing Indian Harbor’s claims against Playboy. As such ruling was not appealed, this case was finally resolved in Playboy's favor.
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

Holders

As of March 10, 2023, there were 60 holders of record of our outstanding common stock. In addition to holders of record of our common stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose common stock is held of record by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 13, Stock-Based Compensation of the Notes to the Consolidated Financial Statements included herein for additional information required.

Stock Price Performance

$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
9/1/2020
10/1/2020
11/1/2020
12/1/2020
1/1/2021
2/1/2021
3/1/2021
4/1/2021
5/1/2021
6/1/2021
7/1/2021
8/1/2021
9/1/2021
10/1/2021
11/1/2021
12/1/2021
1/1/2022
2/1/2022
3/1/2022
4/1/2022
5/1/2022
6/1/2022
7/1/2022
8/1/2022
9/1/2022
10/1/2022
11/1/2022
12/1/2022
PLBY
S&P
S&P DISCRETIONARY
NASDAQ

The graph above compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 index, the S&P 500 Consumer Discretionary Index and the Nasdaq Composite index. The graph assumes an initial investment of $100 in our common stock at the market close on August 27, 2020, which was the first day on which our common stock commenced trading on its own. Data for the S&P 500 indices and the Nasdaq Composite index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. The stock price performance of the graph above is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

On December 2, 2022, we issued 3,312 shares of our common stock to an independent contractor based on a price of $37.7444 per share as payment for services pursuant to the terms of a license, services and collaboration agreement. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as they were issued pursuant to a private placement to an accredited investor.

Use of Proceeds from Registered Offerings

On September 13, 2022, the SEC declared effective our shelf registration statement on Form S-3 (File No. 333-267273), pursuant to which we registered up to $250 million of primary issuances of certain securities listed in such registration statement. On January 24, 2023, we took down $16.25 million of such shelf registration for the issuance of 6,357,341 shares of our common stock in a registered direct offering to a limited number of investors. We received net proceeds of approximately $13.75 million from the registered direct offering, after the payment of offering fees and expenses, with such net proceeds to be used for general corporate purposes, which could include the repayment of debt under our senior credit agreement. We also completed a rights offering in February 2023, pursuant to which we issued 19,561,050 shares of common stock. We received net proceeds of approximately $47.5 million from the rights offering, after the payment of offering fees and expenses. We used $40 million of the net proceeds from the rights offering for repayment of debt under our senior credit agreement, and we intend to use the remainder for other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As of December 31, 2022, we had not repurchased any shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, which was authorized by the Board of Directors on May 14, 2022.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 results and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed March 16, 2022. In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors .
As used herein, “we”, “us”, “our”, the “Company” and “Playboy” refer to Playboy Enterprises, Inc. and its subsidiaries prior to the consummation of the Business Combination (defined below) and PLBY Group Inc. and its subsidiaries following the consummation of the Business Combination.
Business Overview
We are a large, global consumer lifestyle company marketing its brands through a wide range of direct-to-consumer products, licensing initiatives, digital subscriptions and content, and online and location-based entertainment. We reach consumers worldwide with products across four key market categories: Sexual Wellness, including lingerie and intimacy products; Style and Apparel, including a variety of apparel and accessories products; Digital Entertainment and Lifestyle, such as our creator platform, web and television-based entertainment, and our spirits and hospitality products; and Beauty and Grooming, including fragrance, skincare, grooming and cosmetics.
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products, location-based entertainment businesses and online gaming. The Direct-to-Consumer segment derives its revenue from sales of consumer products sold directly to consumers through our own online channels, our retail stores or through third-party retailers. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming, which is distributed through various channels, including websites and domestic and international TV, from sales of tokenized digital art and collectibles, and sales of creator content offerings to consumers on playboy.com.
Merger with MCAC
PLBY Group, Inc. was originally incorporated in the State of Delaware on November 12, 2019 as a special purpose acquisition company under the name Mountain Crest Acquisition Corp (“MCAC”), formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. MCAC completed its initial public offering in June 2020. On February 10, 2021, pursuant to an agreement and plan of merger dated September 30, 2020 (the “Merger Agreement”), MCAC’s wholly-owned subsidiary merged with and into Playboy Enterprises, Inc., a Delaware corporation (“Legacy Playboy”), with Legacy Playboy surviving the merger as a wholly-owned subsidiary of MCAC (the “Business Combination”). In connection with the consummation of the Business Combination, MCAC was renamed “PLBY Group, Inc.” and started trading under “PLBY” on the Nasdaq on February 11, 2021. All of the outstanding equity of Legacy Playboy was exchanged for equity of PLBY Group, Inc., and PLBY Group, Inc. assumed certain Legacy Playboy debt, in each case in accordance with the terms of the Merger Agreement.
The Business Combination was accounted for as a reverse recapitalization whereby MCAC, which was the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Playboy was treated as the accounting acquirer. This determination was primarily based on Legacy Playboy having a majority of the voting power of the post-combination company, Legacy Playboy’s senior management comprising substantially all of the senior management of the post-combination company, the relative size of Legacy Playboy compared to MCAC, and Legacy Playboy’s operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of a capital transaction in which Legacy Playboy was issued stock for the net assets of MCAC. The net assets of MCAC are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy Playboy.
Acquisition of TLA
On March 1, 2021, we acquired 100% of the equity of TLA for cash consideration of $24.9 million. TLA is the parent company of the Lovers family of stores, a leading omnichannel online and brick-and-mortar sexual wellness chain, with 40 stores in five states as of December 31, 2022. Refer to Note 17, Business Combinations, for additional information.

Acquisition of Honey Birdette
On June 28, 2021, we entered into a Share Purchase Agreement to acquire Honey Birdette (Aust) Pty Limited ("Honey Birdette"), a company organized under the laws of Australia. Aggregate consideration for the acquisition of $327.7 million as of the Contract Date consisted of approximately $233.4 million in cash (based on an exchange rate of 0.7391 U.S. dollars per Australian dollars) and 2,155,849 shares of Company common stock, valued at $92.7 million as of the Contract Date, based on a Contract Date per share price of $43.02. Pursuant to the SPA, on August 9, 2021, the Company acquired all of the capital stock of Honey Birdette. The Closing Date per share price of $26.57 per share of Company common stock resulted in total consideration transferred of $288.8 million. As a result of the transaction, Honey Birdette became an indirect, wholly-owned subsidiary of the Company. On August 19, 2021, an additional 4,412 shares of Company common stock were issued to the Honey Birdette sellers pursuant to the terms of a true-up under the SPA. The acquisition of the luxury lingerie brand Honey Birdette expands our brand portfolio with a new high-end franchise, and provides us with product design, sourcing and direct-to-consumer capabilities that we believe can be leveraged to accelerate the growth of our core apparel and sexual wellness businesses. Honey Birdette’s operating results are consolidated with our results beginning on August 9, 2021. Therefore, the consolidated results of operations for the year ended December 31, 2022 may not be comparable to the same period in 2021.
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
At the closing of the GlowUp Merger, in accordance with the terms of the GlowUp Agreement, including certain adjustments to the GlowUp Merger consideration determined as of the closing, (i) holders of GlowUp’s equity securities that are accredited investors became entitled to receive, in the aggregate, 548,034 shares of the Company’s common stock, par value $0.0001 per share, and (ii) holders of GlowUp equity securities that are nonaccredited investors became entitled to receive, in the aggregate, $342,308 in cash. Pursuant to the GlowUp Agreement, the number of GlowUp Merger consideration shares was determined based on a price per share of $23.4624, which was the volume weighted average closing price per share of the Company’s common stock on the Nasdaq Global Market over the 10 consecutive trading day period ending on (and including) the trading day immediately preceding the execution of the GlowUp Agreement (i.e., October 14, 2021), representing aggregate closing consideration of approximately $13.2 million. In addition, $0.8 million in transaction expenses were paid by the Company on behalf of the sellers as of closing. Contingent consideration of up to an additional 664,311 shares of our stock and $0.4 million in cash in the aggregate may be issued or paid (as applicable) to GlowUp’s equity holders upon the release of the portion thereof held back in respect of indemnification obligations or the satisfaction of performance criteria, as applicable, pursuant to the terms of the GlowUp Agreement. The fair value of contingent consideration at closing was $18.1 million, $9.2 million of which was classified as equity and $8.9 million was recorded in current liabilities. The closing date per share price of the Company’s common stock of $27.60 resulted in total consideration transferred valued at $34.4 million at closing. In the second quarter of 2022, the performance-based component of the contingent consideration was settled. As a result, the Company issued 352,923 shares of the Company’s common stock and made a payment of $0.2 million to GlowUp’s equity holders. The fair value of the remaining contingent consideration relating to an indemnity holdback at December 31, 2022 was $0.8 million, and it was recorded in current liabilities. See Note 2, Fair Value Measurements, for subsequent measurements of these contingent liabilities. Such plaform's operating results are consolidated with our results beginning on October 22, 2021. Therefore, our consolidated results of operations for the year ended December 31, 2022 may not be comparable to the same period in 2021.
Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”
Shifting to a Capital-Light Business Model
As of 2023, we will pursue a commercial strategy that relies on a more capital-light business model focused on revenue streams with higher margin and higher growth potential. We will do this by leveraging our flagship Playboy brand to attract best-in-class strategic partners and scale our creator platform with influencers who embody our brands aspirational lifestyle. We will refocus our three key growth pillars: first, strategically expanding our licensing business in key categories and territories. We will continue to use our licensing business as a marketing tool and brand builder, in particular through our high-end designer collaborations and our large-scale partnerships. Second, investing in our Playboy digital platform as we return to our roots as a place to see and be seen for creators and up and coming cultural influencers. Third, building upon Honey Birdette’s existing high margin retail business by expanding the brand in the United States.

China Licensing Revenues

We have enjoyed substantial success in licensing our trademarks in China, where we are a major men’s apparel brand. Our revenues from China (including Hong Kong) as a percentage of our total revenues were 16.0% for the year ended December 31, 2022. Our Playboy China joint venture is expected to invigorate our China-market Playboy apparel business, building on Playboy’s current roster of licensees and online storefronts by adding new licensees.
Seasonality of Our Consumer Product Sales
While we receive revenue throughout the year, our businesses have experienced, and may continue to experience, seasonality. For example, our licensing business under our consumer products business have historically experienced higher receipts in its first and third fiscal quarters due to the licensing fee structure in our licensing agreements which typically require advance payment of such fees during those quarters, but such payments can be subject to extensions or delays. Our direct-to-consumer business have historically experienced higher sales in the fourth quarter due to the U.S. holiday season, including Halloween, but changing market conditions and demand could affect such sales. Historical seasonality of revenues may be subject to change as increasing pressure from competition and changes in economic conditions impact our licensees and consumers. Investment and growth in expanding our consumer products business may also impact the seasonality of our business in the future.
COVID-19
In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Since that time, we have focused on protecting our employees, customers and vendors to minimize potential disruptions while managing through this pandemic. Nonetheless, the COVID-19 pandemic has continued to disrupt and delay global supply chains, affect production and sales across a range of industries and result in legal restrictions requiring businesses to close and consumers to stay at home for days-to-months at a time. Such impacts affected China in particular in 2022, as quarantine restrictions and business closures slowed the Chinese economy, causing manufacturing and shipping delays and reducing retail sales. As a result of such disruptions, licensing revenues from certain gaming and retail licensees, including our Chinese licensees, declined in 2022, as compared to prior periods. However, as of the date of this Annual Report, our business as a whole has not suffered any material adverse consequences to date directly related to the COVID-19 pandemic. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the further duration and spread of the outbreak and its impact on employees and vendors, all of which are uncertain and cannot be predicted. As of the date of these consolidated financial statements, the full extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.
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
We generate revenue from trademark licenses for third-party consumer products, online gaming and location-based entertainment businesses, sales of our tokenized digital art and collectibles, and sales of creator offerings to consumers on our creator-led platform on playboy.com (launched in December 2021), in addition to sales of consumer products sold through third-party retailers or online direct-to-customer and from the subscription of our programming which is distributed through various channels, including websites and domestic and international television.
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
Digital Subscriptions and Magazine
Digital subscription revenue is derived from subscription sales of playboyplus.com and playboy.tv, which are online content platforms. We receive fixed consideration shortly before the start of the subscription periods from these contracts, which are primarily sold in monthly, annual, or lifetime subscriptions. Revenues from lifetime subscriptions are recognized ratably over a five-year period, representing the estimated period during which the customer accesses the platforms. Revenues from digital subscriptions and Playboy magazine are recognized ratably over the subscription period. We discontinued publishing Playboy magazine in the first quarter of 2020.
Revenues generated from the sales of creator offerings to consumers via our creator platform on playboy.com are recognized at the point in time when the sale is processed. Revenues generated from subscriptions to our creator platform are recognized ratably over the subscription period.
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
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency fees, marketplace traffic acquisition costs, website expenses, credit card processing fees, personnel costs, including stock-based compensation, Playboy Television operating expenses, costs associated with branding events, paper and printing costs, customer shipping and handling expenses, fulfillment activity costs and freight-in expenses.
Selling and Administrative Expenses
Selling and administrative expenses primarily consist of corporate office and retail store occupancy costs, personnel costs, including stock-based compensation, and contractor fees for accounting/finance, legal, human resources, information technology and other administrative functions, changes in the fair value of contingent consideration, general marketing and promotional activities and insurance.
Related Party Expenses
Related party expenses consist of management fees paid to an affiliate of one of our stockholders for management and consulting services.

Impairments

Impairments consist of the impairments of digital assets, Playboy-branded trademarks, trade names, goodwill and certain other assets.

Gain on Sale of the Aircraft

Gain on sale of the aircraft represents the gain on the sale of the Company’s aircraft in September 2022.
Other Operating Income, Net
Other operating income, net primarily consists of gains on the sale of certain digital assets net of certain fees related to their sale.

Nonoperating (Expense) Income
Interest expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs.
Loss on Extinguishment of Debt
In the fourth quarter of 2022, we recorded a partial extinguishment of debt in the amount of $1.1 million related to the write-off of unamortized debt discount and deferred financing costs as a result of a $25 million mandatory prepayment of debt pursuant to the Third Amendment of our New Credit Agreement in December 2022 (see Liquidity and Capital Resources section for definitions and additional details).
In the third quarter of 2022, in connection with the sale of the Company's aircraft (see Note 6, Property and Equipment, Net), the Aircraft Term Loan was repaid in full and all related liens discharged. A loss on early extinguishment of debt, which was comprised of the write-off of certain deferred financing costs and a prepayment penalty, was $0.2 million.
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
Fair Value Remeasurement Gain
Fair value remeasurement gain consists of changes to the fair value of preferred stock liability related to its remeasurement.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of other miscellaneous nonoperating items, such as bank charges and foreign exchange gains or losses as well as non-recurring transaction fees, such as amortization of previously capitalized fees allocated to the sale of a second tranche of our Series A Preferred Stock in August 2022. Other (expense) income, net for the year ended December 31, 2021 also included gain from the settlement of convertible promissory notes payable to United Talent Agency, LLC (“UTA”) at a 20% discount and gain from litigation settlements.
Benefit (Expense) from Income Taxes

Benefit (expense) from income taxes consists of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against the definite-lived U.S. federal and state deferred tax assets.

Results of Operations
Comparison of Fiscal Years Ended December 31, 2022 and 2021
The following table summarizes key components of Playboy’s results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Net revenues	$266,933	$246,586	$20,347	8%
Costs and expenses:
Cost of sales	(129,642)	(116,752)	(12,890)	11%
Selling and administrative expenses	(160,982)	(197,472)	36,490	(18)%
Related party expenses	—	(250)	250	(100)%
Impairments	(308,165)	(964)	(307,201)	*
Gain on sale of the aircraft	5,689	—	5,689	100%
Other operating income, net	482	—	482	100%
Total operating expense	(592,618)	(315,438)	(277,180)	88%
Operating (loss) income	(325,685)	(68,852)	(256,833)	373%
Nonoperating (expense) income:
Interest expense	(17,719)	(13,312)	(4,407)	33%
Loss on extinguishment of debt	(1,266)	(1,217)	(49)	4%
Fair value remeasurement gain	9,401	—	9,401	100%
Other (expense) income, net	(494)	2,926	(3,420)	(117)%
Total nonoperating expense	(10,078)	(11,603)	1,525	(13)%
(Loss) income before income taxes	(335,763)	(80,455)	(255,308)	317%
Benefit (expense) from income taxes	58,059	2,779	55,280	*
Net loss	(277,704)	(77,676)	(200,028)	258%
Net loss attributable to PLBY Group, Inc.	$(277,704)	$(77,676)	$(200,028)	258%
_________________
*Not meaningful

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2022	2021
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(48.6)	(47.3)
Selling and administrative expenses	(60.3)	(80.1)
Related party expenses	—	(0.1)
Impairments	(115.4)	(0.4)
Gain on sale of the aircraft	2.1	—
Other operating income, net	0.2	—
Total operating expense	(222.0)	(127.9)
Operating (loss) income	(122.0)	(27.9)
Nonoperating (expense) income:
Interest expense	(6.6)	(5.4)
Loss on extinguishment of debt	(0.5)	(0.5)
Fair value remeasurement gain	3.5	—
Other (expense) income, net	(0.2)	1.2
Total nonoperating expense	(3.8)	(4.7)
(Loss) income before income taxes	(125.8)	(32.6)
Benefit (expense) from income taxes	21.8	1.1
Net loss	(104.0)	(31.5)
Net loss attributable to PLBY Group, Inc.	(104.0)%	(31.5)%
Net Revenues
Net revenues increased by $20.3 million, or 8%, primarily due to an increase in direct-to-consumer revenue of $54.8 million attributable to the full year impact of our 2021 direct-to-consumer acquisitions, partly offset by a decrease in e-commerce revenue of $15.9 million, a decrease in NFT revenue of $11.5 million, due to a sale of a collection of NFT "Rabbitars" in 2021, a decrease of $5.2 million in licensing revenue and a $1.1 million decrease in TV and cable programming revenue.
Cost of Sales
Cost of sales increased by $12.9 million, or 11%, primarily due to an increase in direct-to-consumer cost of sales of $21.8 million related to the full year impact of our 2021 direct-to-consumer acquisitions, as well as expenses related to our creator platform of $7.3 million, and an increase in e-commerce inventory reserve charges of $1.6 million, partly offset by e-commerce volume declines of $5.6 million, $8.1 million in amortization of non-cash valuation inventory step-up as part of the purchase accounting for the acquisitions of TLA and Honey Birdette in the prior year comparative period, realignment of $3.0 million of personnel costs into selling and administrative expenses and reductions in digital costs of sales of $1.1 million.
Selling and Administrative Expenses
Selling and administrative expenses decreased by $36.5 million, or 18%, primarily due to a $38.6 million reduction in stock-based compensation, $31.5 million of non-cash fair value change due to contingent liabilities fair value remeasurements relating to our 2021 acquisitions and $9.6 million of lower professional services costs, partly offset by increased direct-to-consumer costs of $28.1 million related to the full year impact of our 2021 direct-to-consumer acquisitions, higher employee compensation related costs, excluding stock-based compensation, of $6.6 million, $3.4 million of expenses attributable to our creator platform and increased cloud-based software and technology infrastructure investments of $6.0 million.
Related Party Expenses
Related party expenses decreased by $0.3 million, or 100%, due to termination of our management agreement with an affiliate of one of our stockholders for management and consulting services in the first quarter of 2021 upon consummation of the Business Combination.

Impairments
Impairments increased by $307.2 million, or 100%, primarily due to impairment charges on Playboy-branded trademarks, Honey Birdette’s and TLA’s trade names and goodwill recorded in the third quarter of 2022 of $301.8 million, higher impairment charges related to our digital assets of $3.9 million as a result of their fair value decreasing below their carrying value, and impairment of certain other assets of $1.4 million in the third quarter of 2022. Refer also to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 7, Intangible Assets and Goodwill, for further information.

Gain on Sale of the Aircraft

Gain on sale of the aircraft increased by $5.7 million, or 100%, due to the gain on the sale of Company’s aircraft in September 2022.

Other Operating Income, Net

Other operating income, net increased by $0.5 million, or 100%, due to gain recognized on the sale of digital assets during the fourth quarter of 2022.
Nonoperating (Expense) Income
Interest Expense
Interest expense increased by $4.4 million, or 33%, primarily due to incremental borrowings of $70.0 million pursuant to the Amendment No. 1 to the New Credit Agreement in August 2021, the Aircraft Term Loan of $9.0 million (which was repaid in September 2022), higher interest rates pursuant to Amendment No. 2 to the New Credit Agreement in August 2022 and higher applicable interest rates in the second half of 2022.
Loss on Extinguishment of Debt
Loss on extinguishment of debt remained flat, primarily due to a loss of $1.1 million on the partial extinguishment of debt related to a $25 million prepayment in the fourth quarter of 2022 and $0.2 million of loss on early extinguishment of the Aircraft Term Loan in the third quarter of 2022, compared to a loss of $1.2 million on debt extinguishment from our debt refinancing in 2021 as described in Note 9, Debt.
Fair Value Remeasurement Gain
Fair value remeasurement gain increased by $9.4 million, or 100%, due to the remeasurement of our preferred stock liability to its fair value at December 31, 2022.
Other (Expense) Income , Net
Other (expense) income, net changed by $3.4 million, from $2.9 million in income to $0.5 million in expense, primarily due to amortization of previously capitalized fees of $0.6 million allocated to the second issuance of our Series A Preferred Stock in the third quarter of 2022, $0.7 million of gain in the prior year comparative period related to the gain from settlement of convertible promissory notes recognized during the first quarter of 2021 (as we settled the convertible promissory note payable to UTA at a 20% discount), and $1.7 million in gain recognized from litigation settlements in 2021.
Benefit (expense) from Income Taxes

Provision for income taxes increased from $2.8 million of tax benefit during 2021 to $58.1 million of tax benefit during 2022. The decrease in tax provision is primarily driven by the increase in pretax book loss offset by (i) impairment of tangible assets, (ii) Section 162 (m) limitations and (iii) foreign withholding taxes.

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
In addition to adjusting for non-cash stock-based compensation, non-cash charges for the fair value remeasurements of certain liabilities and non-recurring impairment and inventory charges, we typically adjust for nonoperating expenses and income, such as management fees paid to our largest stockholder, merger related bonus payments, non-recurring special projects including the implementation of internal controls, expenses associated with financing activities, gain on the sale of assets, non-cash inventory reserve charges, acquisition related inventory step-up amortization and costs, the expense associated with asset impairments, reorganization and severance resulting in the elimination or rightsizing of specific business activities or operations as we transformed from a print and digital media business to a commerce centric business.
Because of the limitations described above, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. Investors should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table reconciles net loss to EBITDA (loss) and Adjusted EBITDA (loss) income (in thousands):

	Year Ended December 31,
	2022	2021
Net loss	$(277,704)	$(77,676)
Adjusted for:
Interest expense	17,719	13,312
Loss on extinguishment of debt	1,266	1,217
Benefit from income taxes	(58,059)	(2,779)
Depreciation and amortization	13,613	7,291
EBITDA	(303,165)	(58,635)
Adjusted for:
Stock-based compensation	20,540	58,446
Adjustments	12,124	9,413
Amortization of inventory step-up	—	8,089
Gain on sale of the aircraft	(5,689)	—
Contingent consideration fair value remeasurement	(29,173)	2,369
Impairments	308,165	964
Management fees and expenses	—	250
Preferred stock fair value remeasurement	(9,401)	—
Acquisition related costs	—	11,549
Adjusted EBITDA	$(6,599)	$32,445
•Adjustments for the year ended December 31, 2022 are related to amortization of the previously capitalized fees allocated to the second issuance of our Series A Preferred Stock in August 2022, non-cash inventory reserve charges, severance, consulting, advisory and other costs relating to special projects, including the implementation of internal controls over financial reporting and adoption of accounting standards.
•Gain on sale of the Company's aircraft for the year ended December 31, 2022 related to its sale in September 2022.

•Contingent consideration fair value remeasurement for the years ended December 31, 2022 and 2021 relates to non-cash fair value change due to contingent liabilities fair value remeasurement resulting from the acquisition of Honey Birdette and GlowUp.
•Preferred stock fair value remeasurement for the year ended December 31, 2022 relates to non-cash fair value change due to preferred stock liability fair value remeasurement.
•Impairments for the year ended December 31, 2022 relate to the impairments of digital assets and other intangible assets, including goodwill.
•Adjustments for the year ended December 31, 2021 are primarily related to bonus payments in connection with the Business Combination, as well as consulting, advisory and other costs relating to other costs related to special projects, including, the implementation of internal controls over financial reporting, and executive search costs.
•Amortization of inventory valuation step-up adjustment for the year ended December 31, 2021 relates to amortization of a non-cash inventory valuation step-up as part of the purchase accounting for the acquisitions of TLA and Honey Birdette.
•Impairments for the year ended December 31, 2021 relate to the impairment of digital assets recognized in the fourth quarter of 2021.
•Management fees and expenses adjustments for the year ended December 31, 2021 represent fees paid to one of our stockholders.
•Acquisition related costs for the year ended December 31, 2021 include consulting and advisory costs related to acquisition activities.
Segments
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Our segment disclosure is based on its intention to provide the users of our consolidated financial statements with a view of the business from our perspective. We operate our business in three primary operating and reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Licensing operations include the licensing of one or more of our trademarks and/or images for consumer products, location-based entertainment and online gaming businesses. Direct-to-Consumer operations include consumer products sold through third-party retailers or online direct-to-customer. Digital Subscriptions and Content operations include the production, marketing and sales of programming under the Playboy brand name, which is distributed through various channels, including domestic and international television, sales of tokenized digital art and collectibles, and sales of creator content offerings to consumers on playboy.com.
The following are our results of financial performance by segment for each of the years presented (in thousands):

	Year Ended December 31,
	2022	2021
Net revenues
Licensing	$60,861	$66,055
Direct-to-consumer	186,574	147,852
Digital subscriptions and content	18,709	31,281
All other	789	1,398
Total	$266,933	$246,586

Operating (loss) income
Licensing	(73,979)	48,280
Direct-to-consumer	(206,962)	(3,021)
Digital subscriptions and content	(13,016)	9,386
Corporate	(32,439)	(124,632)
All other	711	1,135
Total	$(325,685)	$(68,852)

Licensing
Net revenues decreased by $5.2 million, or 8%, during 2022 compared to 2021, primarily due to the decline in contractual revenue and overages from our licensing partners.
Operating income decreased by $122.3 million, or more than 100%, during 2022 compared to 2021, primarily due to $116.0 million of non-cash impairment charges on Playboy-branded trademarks in the third quarter of 2022, and a $5.2 million decline in licensing revenue.
Direct-to-Consumer
Net revenues increased by $38.7 million, or 26%, during 2022 compared to 2021, primarily due to revenue of $54.8 million attributable to the full year impact of our 2021 direct-to-consumer acquisitions, partly offset by a decrease in e-commerce revenue of $15.9 million.

Operating loss increased by $203.9 million, or more than 100%, during 2022 compared to 2021, primarily due to $184.8 million of non-cash impairment charges on certain of our intangible assets, including goodwill, a decrease in e-commerce revenue of $15.9 million, higher personnel costs of $6.3 million, increased cloud-based software and technology infrastructure investments of $3.9 million, and higher e-commerce inventory reserves of $1.6 million, partly offset by a decrease in e-commerce shipping costs of $1.0 million, a decrease in e-commerce marketing costs of $3.5 million and operating income of $5.0 million attributable to the full year impact of our 2021 direct-to-consumer acquisitions.
Digital Subscriptions and Content
Net revenues decreased by $12.6 million, or 40%, during 2022 compared to 2021, primarily due to a decrease in NFT revenue of $11.5 million, due to a sale of a collection of NFT "Rabbitars" in 2021 and a decrease in TV and cable programming revenue of $1.1 million, partly offset by revenues attributable to our creator platform of $0.5 million.
Operating income decreased by $22.4 million, or more than 100%, during 2022 compared to 2021. The decrease was primarily attributable to a $12.6 million reduction in revenue and higher expenses related to our content creator platform of $12.1 million, launched in the fourth quarter of 2021, partly offset by a decrease of $2.6 million in NFT related expenses.
All Other
Net revenues decreased by $0.6 million, or 44%, during 2022 compared to 2021. The decrease was primarily due to lower revenue recognized from the fulfillment of our remaining magazine subscription obligations as a result of the cessation of publishing the magazine in 2020.
Operating income decreased by $0.4 million, or 37%, during 2022 compared to 2021, primarily due to lower recognized revenue related to the fulfillment of magazine subscription obligations.
Corporate
Corporate expenses decreased by $92.2 million, or 74%, during 2022 compared to 2021, primarily due to $31.5 million of non-cash fair value change due to contingent liabilities fair value remeasurement relating to our 2021 acquisitions, lower stock-based compensation expense of $38.6 million, lower marketing and advertising costs of $2.6 million and lower professional services costs of $17.8 million, which includes $11.5 million of acquisition related costs and costs associated with our transition to a public company incurred in the prior year comparative period.
Liquidity and Capital Resources
Sources of Liquidity
Our main source of liquidity is cash generated from operating and financing activities, which primarily includes cash derived from revenue generating activities, in addition to proceeds from our issuance of debt (as described further below), proceeds from public offerings and proceeds from the issuance and sale of Series A Preferred Stock. As of December 31, 2022, our principal source of liquidity was our cash in the amount of $31.6 million which is primarily held in operating and deposit accounts.
In June 2021, we completed a public offering in which 4,720,000 shares of our common stock were sold at a price of $46 per share. The net proceeds received from the public offering were $202.9 million.

On May 16, 2022, we issued and sold 25,000 shares of Series A Preferred Stock to Drawbridge DSO Securities LLC (the "Purchaser") at a price of $1,000 per share, resulting in total gross proceeds to us of $25.0 million, and we agreed to sell to the Purchaser, and the Purchaser agreed to purchase from us, up to an additional 25,000 shares of Series A Preferred Stock on the terms set forth in the securities purchase agreement entered into by us and the Purchaser. We incurred approximately $1.5 million of fees associated with the transaction, $1.0 million of which was netted against the gross proceeds.
On August 8, 2022, we issued and sold the remaining 25,000 shares of Series A Preferred Stock to the Purchaser at a price of $1,000 per share (the "Second Drawdown"), resulting in additional gross proceeds to us of $25.0 million. We incurred approximately $0.5 million of fees associated with the Second Drawdown, which were netted against the gross proceeds. As a result of the transaction, all of our authorized shares of Series A Preferred Stock were issued and outstanding as of August 8, 2022.
On January 24, 2023, we issued 6,357,341 shares of our common stock in a registered direct offering to a limited number of investors. We received net proceeds of approximately $13.75 million from the registered direct offering.
We also completed a rights offering in February 2023, pursuant to which we issued 19,561,050 shares of common stock. We received net proceeds of approximately $47.5 million from the rights offering, after the payment of offering fees and expenses. We used $40 million of the net proceeds from the rights offering for repayment of debt under our senior credit agreement, and we intend to use the remainder for other general corporate purposes.
Although consequences of the COVID-19 pandemic and ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months from the filing of this Annual Report. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as the COVID-19 pandemic, changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. In the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.
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
New Term Loan
On May 25, 2021, we borrowed $160.0 million under a term loan maturing on May 25, 2027 (the “New Term Loan”), at an effective rate of LIBOR plus 5.75%, with a LIBOR floor of 0.50% through November 2022 and a LIBOR floor of 4.76%, starting December 2022. The New Term Loan replaced the 2014 Term Loan. The interest rate applicable to borrowings under the New Term Loan may subsequently be adjusted on periodic measurement dates provided for under the New Credit Agreement based on the type of loans borrowed by us and our total leverage ratio at such time. At our option, we may borrow loans which accrue interest at (i) a base rate (with a floor of 1.50%) or (ii) at LIBOR, in each case plus an applicable per annum margin. The per annum applicable margin for base rate loans is 4.25% or 4.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less, and the per annum applicable margin for LIBOR loans is 5.25% or 5.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less. The New Term Loan requires quarterly amortization payments of $0.4 million, commencing on September 30, 2021, with the balance becoming due at maturity. The stated interest rate on the New Term Loan was 11.01% and 6.25% as of December 31, 2022 and 2021, respectively. The effective interest rate of the New Term Loan as of December 31, 2022 and December 31, 2021 was 12.27% and 7.1%, respectively.
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

In August 2022, we entered into the second amendment to the New Credit Agreement (“Second Amendment”), which, among other things: (i) required the Company to maintain a minimum consolidated cash balance of $40 million, to be tested twice quarterly (with a 45-day cure period), subject to certain exceptions; (ii) required that the Company’s consolidated cash balance not fall below $25 million for more than five consecutive business days during any applicable test period (with a 15-day cure period to then exceed a cash balance of $40 million); (iii) increased addbacks to the determination of the Company’s consolidated EBITDA (as defined in the New Credit Agreement); (iv) set Total Net Leverage Ratios for Test Periods (as such terms are defined in the New Credit Agreement) ending June 30, 2022 through March 31, 2023 at 7.00 to 1.00, reducing quarterly thereafter at the step-downs specified in the New Credit Agreement to 4.50 to 1.00 as of September 30, 2024, in each case subject to up to $12.5 million of cash netting; (v) increased the per annum interest rates applicable to base rate loans to 4.75% or 5.25% and the per annum interest rates applicable to LIBOR loans to 5.75% or 6.25%, in each case plus 0.25% per 0.50x increase above prior financial covenant levels during an applicable period and with the lower rates applying when the Total Net Leverage Ratio as of the applicable measurement date is 3.00 to 1.00 or less; (vi) allowed the Company to prepay the loans under the New Credit Agreement at par and allow the Company and its investors to purchase such loans from the Lenders on a pro rata basis (subject to certain limitations set forth in the New Credit Agreement); and (vii) increased financial reporting to the Lenders and imposes certain limitations on the ability of the Company to incur further indebtedness or undertake certain transactions until the Company has significantly reduced certain leverage ratios set forth in the New Credit Agreement.

The cash balance requirements are subject to a dollar-for-dollar reduction for payments which reduce the outstanding principal amount of the loans under the New Credit Agreement, and were so reduced by the Company's repayment of $25 million in December 2022, and such requirements and limitations on the Company’s ability to make certain restricted payments (including repurchases of its stock) terminate upon achieving a pro forma total leverage ratio (as defined in the New Credit Agreement) of less than 4.00 to 1.00. In connection with the Second Amendment, $0.2 million of debt issuance costs were expensed as incurred, and $2.5 million of debt discount were capitalized.

In December 2022, we entered into Amendment No. 3 to the New Credit Agreement (the “Third Amendment”), which, among other things, provided for: (i) the waiver of the Total Net Leverage Ratio (as defined in the Third Amendment) covenant for the fourth quarter of 2022; (ii) a mandatory prepayment by the Company of $25 million, which was made in December 2022; (iii) the ability of the Company to voluntarily prepay an additional $5 million by March 1, 2023 (the “23Q1 Payment”) to waive the Total Net Leverage Ratio covenant for the first quarter of 2023; (iv) the ability of the Company to prepay $50 million (inclusive of the prepayments described above) to waive the Total Net Leverage Ratio covenant for all of 2023 and to adjust the Total Net Leverage Ratio covenant levels in subsequent periods; (v) the ability of the Company to prepay an aggregate of $65 million (inclusive of the prepayments described above) to eliminate the lenders’ board observer rights provided for under the credit agreement, to eliminate the Applicable Additional Margin (as defined in the Third Amendment), and to waive the Total Net Leverage Ratio covenant for the first quarter of 2024; (vi) the ability of the Company to prepay $75 million (inclusive of the prepayments described above) to waive the Total Net Leverage Ratio covenant for the second quarter of 2024; (vii) the ability of the Company to prepay $115 million (exclusive of the 23Q1 Payment except to the extent such payment is in excess of $5 million) to entirely waive the Total Net Leverage Ratio covenant; and (viii) a covenant by the Company to use 80% of any gross proceeds from its next common equity capital raise to prepay the debt under the Existing Credit Agreement up to an aggregate amount of $50 million, provided that, such cap may be reduced by any other voluntary prepayments after the date of the Third Amendment (exclusive of the 23Q1 Payment except to the extent such payment is in excess of $5 million). All prepayments described above reduce the Company’s cash maintenance covenants under the Existing Credit Agreement on a dollar-for-dollar basis. The other terms of the Existing Credit Agreement remained substantially unchanged from the Second Amendment to the New Term Loan. Fees and expenses incurred in connection with the Third Amendment were immaterial, and were expensed as incurred. The Company recorded $1.1 million of loss on partial extinguishment of debt related to the mandatory prepayment made in the fourth quarter of 2022 pursuant to the Third Amendment. Quarterly amortization payments were decreased to $0.5 million, commencing on December 31, 2022, as a result of $25 million prepayment made in December of 2022, with the balance due at maturity.

On February 17, 2023, we entered into Amendment No. 4 to the New Credit Agreement (the “Fourth Amendment”), which, among other things: (i) required that the mandatory prepayment of 80% of PLBY's equity offering proceeds apply only to PLBY's $50 million rights offering completed in February 2023 (thereby reducing the applicable prepayment cap to $40 million), (ii) required an additional $5 million prepayment by us as a condition to completing the Fourth Amendment, and (iii) reduced the prepayment threshold for waiving our Total Net Leverage Ratio financial covenant through June 30, 2024 to $70 million (from the prior $75 million prepayment threshold). Such $70 million of prepayments has been achieved by the Company through the combination of a $25 million prepayment in December 2022, the $40 million prepayment made in connection with the rights offering in February 2023, and the additional $5 million prepayment made at the completion of the Fourth Amendment.

As a result of the prepayments described above, we obtained a waiver of the Total Net Leverage Ratio covenant through the second quarter of 2024, eliminated the cash maintenance covenants, eliminated the lenders’ board observer rights and eliminated applicable additional margin which had previously been provided for under the New Credit Agreement, as amended. The other terms of the New Credit Agreement otherwise remain substantially unchanged.

The terms of the New Credit Agreement limit or prohibit, among other things, our ability to: incur liens, incur additional indebtedness, make investments, transfer, sell or acquire assets, pay dividends and change the business we conduct. Acquiom Agency Services LLC has a lien on all our assets as stated in the New Credit Agreement. The New Credit Agreement contains a financial covenant which requires the Company to maintain a maximum Total Net Leverage Ratio (calculated as a ratio of total debt to consolidated EBITDA (as defined in the New Credit Agreement), in accordance with the terms of the New Credit Agreement). The Company was in compliance with the financial covenants under the New Credit Agreement as of December 31, 2021. Compliance with the Total Net Leverage Ratio covenant as of December 31, 2022 was waived pursuant to the terms of the Third Amendment.
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

In September 2022, we completed the sale of the Company's aircraft to an unaffiliated, private, third-party buyer for a sale price of $17.5 million, representing a net gain on sale of $5.7 million. In connection with the sale of the Company's aircraft, the Aircraft Term Loan was repaid in full and all related liens discharged. A loss on early extinguishment of debt, which was comprised of the write-off of certain deferred financing costs and a prepayment penalty, was immaterial.
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
Leases

Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring from 2021 to 2033. Some of these leases contain renewal options and rent escalations. As of December 31, 2022 and 2021, our fixed leases were $56.1 million and $49.8 million, with $10.0 million and $9.7 million due in the next 12 months, respectively. For further information on our lease obligations, refer to Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(59,609)	$(36,742)
Investing activities	8,753	(273,176)
Financing activities	11,559	370,474
Cash Flows from Operating Activities
Net cash used in operating activities was $59.6 million, including a net loss of $277.7 million for the year ended December 31, 2022. Net loss was adjusted for non-cash charges of $249.3 million, primarily attributable to impairment of digital and other assets of $308.2 million, stock-based compensation expense of $20.5 million, loss on extinguishment of debt of $1.3 million, $13.6 million of depreciation and amortization expense, inventory reserve adjustments of $4.2 million and $10.1 million of amortization of right of use assets, partially offset by changes in the fair value of liabilities of $38.6 million, deferred income taxes of $64.4 million and gain on sale of the Company's aircraft of $5.7 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Net cash outflows from changes in working capital of $31.2 million were primarily associated with an increase in receivables and prepaid expenses and other assets and a decrease in operating lease liabilities, other current liabilities and deferred revenues, offset by an increase in accounts payable and accrued salaries, wages, and employee benefits and a decrease in contract assets and inventories.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $8.8 million for the year ended December 31, 2022, which was primarily due to the net proceeds from the sale of the Company's aircraft of $16.8 million, partially offset by the acquisition of property and equipment of $8.0 million.
Net cash used in investing activities was $273.2 million for the year ended December 31, 2021, which was primarily due to the acquisition of TLA and Honey Birdette as well as purchase of an aircraft.
Cash Flows from Financing Activities
Net cash provided by financing activities was $11.6 million for the year ended December 31, 2022, which was primarily due to net proceeds of $48.3 million from our issuance of preferred stock, partly offset by the repayment of borrowings.
Net cash provided by financing activities was $370.5 million for the year ended December 31, 2021, which was primarily due to net proceeds from our June 2021 public offering, as well as issuance of long-term debt, net cash acquired from the Business Combination and PIPE Investment, partially offset by the repayment of borrowings and the payment of financing costs.

Critical Accounting Estimates
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
Revenue Recognition
We license trademarks under multi-year arrangements with consumer products, online gaming and location-based entertainment businesses. Typically, the initial contract term ranges between one to ten years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual nonrefundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Annual minimum guarantee amounts are billed quarterly, semi-annually, or annually in advance and these payments do not include a significant financing component. We adjust how we account for revenue pursuant to licenses, if collectability on their related billings becomes improbable. Excess royalties are payable quarterly. The performance obligation is a license of symbolic IP that provides the customer with a right to access the IP, which represents a stand-ready obligation that is satisfied over time. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize excess royalties only when the annual minimum guarantee is exceeded. Generally, excess royalties are recognized when they are earned. As the sales reports from licensees are typically not received until after the close of the reporting period, we follow the variable consideration framework and constraint guidance to estimate the underlying sales volume to recognize excess royalties based on historical experience and general economic trends. Historical adjustments to recorded estimates have not been material.
Goodwill and Other Intangible Assets, Net
Goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and indefinite-lived intangible assets are assessed for impairment at least annually. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their carrying values may not be fully recoverable.
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
Inventory
Inventories consist primarily of finished goods and are stated at the lower of cost or net realizable value. Inventory reserves are recorded for excess and slow-moving inventory. Our analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value is determined based on historical sales experience on a style-by-style basis. The valuation of inventory could be impacted by changes in public and consumer preferences, demand for product, changes in the buying patterns of both retailers and consumers and inventory management of customers.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022 and 2021, we had cash of $31.6 million and $69.2 million, respectively, and restricted cash and cash equivalents of $3.8 million and $6.2 million, respectively, primarily consisting of interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term New Term Loan bears a variable interest rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of December 31, 2022, we have not entered into any such contracts.

As of December 31, 2022 and 2021, we had outstanding debt obligations of $201.6 million and $237.4 million, respectively, which accrued interest at a rate of 11.01% and 6.25%, respectively. Based on the balance outstanding under our New Term Loan at December 31, 2022, we estimate that a 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $2.0 million in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences that we cannot yet fully predict” included in Item 1A of this Annual Report.
Credit Risk
We maintain certain cash balances in excess of Federal Deposit Insurance Corporation insured limits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. We had a licensee that accounted for approximately 8% and 9% of our net revenues for the year ended December 31, 2022 and 2021, respectively.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the years ended December 31, 2022 and 2021, we derived approximately 41% and 38% of our revenue from international customers, respectively, out of which 48% and 23%, respectively, was denominated in foreign currency. We expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.
There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the year ended December 31, 2022, we recorded an unrealized loss of $20.4 million, which is included in accumulated other comprehensive loss as of December 31, 2022. This was primarily related to the increase in the U.S. dollar against the Australian dollar during the year ended December 31, 2022.
Market Price Risk of Digital Assets
During the fourth quarter of 2021 we released "Rabbitars", a non-fungible token collection, and accepted Ethereum as payment. As of December 31, 2022, the net carrying value of our digital assets held was $0.3 million. We account for our digital assets as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our digital assets decreases below their carrying value at any time. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one Ethereum in our principal market ranged from $964 - $3,813 during the year ended December 31, 2022, but the carrying value of each Ethereum we held at the end of the reporting period reflects the lowest price of one Ethereum quoted on the active exchange at any time since its receipt. Therefore, negative swings in the market price of Ethereum could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of Ethereum are not reflected in the carrying value of our digital assets and impact earnings only when the Ethereum is sold at a gain. For the year ended December 31, 2022, we incurred an impairment loss of $4.9 million on our Ethereum.
Inflation Risk
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations in recent periods, a high rate of inflation in the future may have an adverse effect on our ability to maintain or improve current levels of revenue, gross margin and selling and administrative expenses, or the ability of our customers to make discretionary purchases of our goods and services. See our “Risk Factors—Risks Related to Our Business and Industry—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could negatively affect our sales, profitability and financial condition,” included in Item 1A of this Annual Report.

Item 8. Financial Statements and Supplementary Data
PLBY Group, Inc.
Index to Consolidated Financial Statements
Years Ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
PLBY Group, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PLBY Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2023 expressed an adverse opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed its method of accounting for leases during the year ended December 31, 2021 due to the adoption of Accounting Standards Codification (“ASC”) 842, Leases.

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

Impairment Assessment of Intangible Assets and Goodwill

As described in Notes 1, 2 and 7 to the Company’s consolidated financial statements, goodwill, indefinite-lived trademarks and definite-lived trade names totaled $123.2 million, $216.0 million and $19.5 million as of December 31, 2022, respectively. With respect to goodwill and indefinite-lived intangible assets, the Company performs annual impairment test in the fourth quarter or when events occur or circumstances change that would, more likely than not, reduce the fair value below carrying values. With respect to definite-lived trade names, the carrying amounts of long-lived assets, inclusive of definite-lived trade names, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As a result of macroeconomic factors, the Company experienced declines in revenue and profitability, which was considered a triggering event, causing the Company to test the recoverability of its goodwill and intangible assets as of September 1, 2022. The Company recognized impairment charges of $133.8 million related to goodwill, $116.0 million related to indefinite-lived trademarks and $54.1 million related to trade names and certain other assets at the impairment date in the third quarter of 2022.

We identified the evaluation of goodwill, indefinite-lived trademarks and definite-lived trade names for impairment as a critical audit matter. With respect to goodwill, the determination of the fair value of the reporting units requires management to determine significant assumptions used in the discounted cash flow valuation model including revenue growth rates, and discount rates. With respect to indefinite-lived trademarks, the determination of the fair value requires management to determine significant assumptions used in the discounted cash flow and relief from royalty valuation models including revenue growth rates, royalty rates, and discount rates. With respect to the definite-lived trade names, the determination of the fair value requires management to determine significant assumptions used in the relief from royalty valuation model including revenue growth rates, royalty rates and discount rates. Auditing management’s significant assumptions used in the assessment of the recoverability of goodwill, indefinite-lived trademarks and definite-lived trade names involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of projected revenue growth rates and royalty rates, through: (i) evaluating current and historical performance of the identifiable cash flows, (ii) assessing financial projections against external industry data, (iii) performing sensitivity analysis and evaluating the potential effect of changes in certain assumptions, and (iv) evaluating whether the assumptions were consistent with evidence obtained in other areas of the audit.

•Utilizing professionals with specialized skills and knowledge in valuation to assist in: (i) evaluating the appropriateness of the valuation models, and (ii) assessing the reasonableness of the royalty rates and discount rates used in the determination of fair values.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

Los Angeles, California

March 16, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Playboy Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders’ equity and, cash flows of Playboy Enterprises, Inc. (the “Company”) for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2020 financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Prager Metis CPAs LLP

El Segundo, California
March 31, 2021

We have served as the Company’s auditor from 2015 to 2020. In 2021 we became the predecessor auditor.

PLBY Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenues	$266,933	$246,586	$147,662
Costs and expenses:
Cost of sales	(129,642)	(116,752)	(74,384)
Selling and administrative expenses	(160,982)	(197,472)	(58,659)
Related party expenses	—	(250)	(1,007)
Impairments	(308,165)	(964)	—
Gain on sale of the aircraft	5,689	—	—
Other operating income, net	482	—	—
Total operating expense	(592,618)	(315,438)	(134,050)
Operating (loss) income	(325,685)	(68,852)	13,612
Nonoperating (expense) income:
Interest expense	(17,719)	(13,312)	(13,463)
Loss on extinguishment of debt	(1,266)	(1,217)	—
Fair value remeasurement gain	9,401	—	—
Other (expense) income, net	(494)	2,926	1,652
Total nonoperating expense	(10,078)	(11,603)	(11,811)
(Loss) income before income taxes	(335,763)	(80,455)	1,801
Benefit (expense) from income taxes	58,059	2,779	(7,072)
Net loss	(277,704)	(77,676)	(5,271)
Net loss attributable to PLBY Group, Inc.	$(277,704)	$(77,676)	$(5,271)
Net loss per share, basic and diluted	$(5.86)	$(2.04)	$(0.24)
Weighted-average shares used in computing net loss per share, basic and diluted	47,420,376	38,105,736	22,199,591
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(277,704)	$(77,676)	$(5,271)
Other comprehensive loss:
Foreign currency translation adjustment	(20,420)	(3,725)	—
Other comprehensive loss	(20,420)	(3,725)	—
Comprehensive loss	$(298,124)	$(81,401)	$(5,271)
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$31,640	$69,245
Restricted cash	2,072	2,211
Receivables, net of allowance for credit losses	18,420	14,129
Inventories, net	33,089	39,881
Prepaid expenses and other current assets	17,760	13,416
Total current assets	102,981	138,882
Restricted cash	1,737	4,030
Property and equipment, net	17,375	26,445
Operating right of use assets	41,265	38,746
Digital assets, net	327	6,836
Goodwill	123,217	270,577
Other intangible assets, net	236,281	418,444
Contract assets, net of current portion	13,680	17,315
Other noncurrent assets	15,600	14,132
Total assets	$552,463	$935,407
Liabilities, Redeemable Noncontrolling Interest, and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,631	$20,577
Accrued salaries, wages, and employee benefits	4,938	4,623
Deferred revenues, current portion	10,762	11,036
Long-term debt, current portion	2,050	2,808
Contingent consideration, at fair value	835	36,630
Operating lease liabilities, current portion	9,977	9,697
Other current liabilities and accrued expenses	33,739	32,417
Total current liabilities	82,932	117,788
Deferred revenues, net of current portion	21,406	42,532
Long-term debt, net of current portion	191,125	226,042
Deferred tax liabilities, net	25,293	91,208
Operating lease liabilities, net of current portion	36,678	35,534
Mandatorily redeemable preferred stock, at fair value	39,099	—
Other noncurrent liabilities	886	20
Total liabilities	397,419	513,124
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 50,000 shares were issued as of December 31, 2022; 0 shares issued or designated as of December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2022 and 2021; 47,737,699 shares issued and 47,037,699 shares outstanding at December 31, 2022; 42,996,121 shares issued and 42,296,121 shares outstanding at December 31, 2021	5	4
Treasury stock, at cost: 700,000 shares and 700,000 shares at December 31, 2022 and 2021, respectively	(4,445)	(4,445)
Additional paid-in capital	617,233	586,349
Accumulated other comprehensive loss	(24,145)	(3,725)
Accumulated deficit	(433,396)	(155,692)
Total stockholders’ equity	155,252	422,491
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$552,463	$935,407
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Series A Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2019, as previously reported	—	$—	3,681,185	$36	$(23,453)	$184,452	$—	$(78,016)	$83,019
Retroactive application of recapitalization	—	—	16,945,064	(34)	23,453	(23,419)	—	—	—
Balance at December 31, 2019, effect of reverse acquisition (Note 1)	—	—	20,626,249	2	—	158,045	—	(72,745)	85,302
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	2,988	—	—	2,988
Net loss	—	—	—	—	—	—	—	(5,271)	(5,271)
Balance at December 31, 2020	—	$—	20,626,249	$36	$—	$161,033	$—	$(78,016)	$83,019
Conversion of convertible promissory note	—	—	290,563	—	—	2,730	—	—	2,730
Business combination and PIPE financing	—	—	12,644,168	1	(4,445)	99,618	—	—	95,174
Secondary offering	—	—	4,720,000	1	—	202,894	—	—	202,895
Shares issued in connection with unit purchase options exercise, net exercised	—	—	247,976	—	—	—	—	—	—
Shares issued in connection with employee stock plans	—	—	301,063	—	—	—	—	—	—
Shares issued pursuant to trademark licensing agreement	—	—	109,291	—	—	5,000	—	—	5,000
Shares issued in connection with the acquisition of Honey Birdette	—	—	2,160,261	—	—	30,006	—	—	30,006
Shares issued upon exercise of stock options	—	—	608,775	—	—	2,329	—	—	2,329
Shares issued in connection with the acquisition of GlowUp	—	—	548,034	—	—	15,126	—	—	15,126
Contingent consideration in relation to acquisition of GlowUp	—	—	—	—	—	9,167	—	—	9,167
Shares issued pursuant to a license, services and collaboration agreement	—	—	39,741	—	—	1,500	—	—	1,500
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	56,946	—	—	56,946
Other comprehensive loss	—	—	—	—	—	—	(3,725)	—	(3,725)
Net loss	—	—	—	—	—	—	—	(77,676)	(77,676)
Balance at December 31, 2021	—	$—	42,296,121	$4	$(4,445)	$586,349	$(3,725)	$(155,692)	$422,491
Shares issued in connection with options exercise, net exercised	—	—	495,052	—	—	1,924	—	—	1,924
Shares issued in connection with employee stock plans	—	—	3,759,122	1	—	—	—	—	1
Shares issued pursuant to a license, services and collaboration agreement	—	—	30,911	—	—	—	—	—	—
Shares issued in connection with asset purchase	—	—	103,570	—	—	1,333	—	—	1,333
Shares issued in connection with preferred shares agreement	50,000	—	—	—	—	—	—	—	—
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	—	—	352,923	—	—	260	—	—	260
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	22,553	—	—	22,553
Reclassification of the fair value of the lock-up shares contingent consideration relating to the acquisition of Honey Birdette	—	—	—	—	—	4,814	—	—	4,814
Other comprehensive loss	—	—	—	—	—	—	(20,420)	—	(20,420)
Net loss	—	—	—	—	—	—	—	(277,704)	(277,704)
Balance at December 31, 2022	50,000	$—	47,037,699	$5	$(4,445)	$617,233	$(24,145)	$(433,396)	$155,252
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net loss	$(277,704)	$(77,676)	$(5,271)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,613	7,291	2,259
Stock-based compensation	20,540	58,446	2,988
Fair value remeasurement of liabilities	(38,574)	2,369	858
Loss on extinguishment of debt	1,266	1,217	—
Gain from settlement of convertible promissory note	—	(700)	(1,454)
Impairments	308,165	964	—
Amortization of right of use assets	10,103	6,473	—
Deferred income taxes	(64,403)	(6,690)	2,621
Inventory reserves	4,214	—	—
Gain on sale of aircraft	(5,689)	—	—
Other, net	101	850	317
Changes in operating assets and liabilities:
Receivables, net	(4,299)	(6,744)	(449)
Inventories	1,832	(5,098)	(209)
Contract assets	1,153	(4,060)	(330)
Prepaid expenses and other assets	(2,210)	(11,544)	(1,242)
Accounts payable	391	7,638	423
Accrued salaries, wages, and employee benefits	410	(2,573)	267
Deferred revenues	(21,371)	(277)	3,360
Operating lease liabilities	(10,570)	(5,140)	—
Other, net	3,423	(1,488)	(3,325)
Net cash (used in) provided by operating activities	(59,609)	(36,742)	813
Cash Flows From Investing Activities
Purchases of property and equipment	(8,049)	(17,505)	(884)
Net proceeds from sale of aircraft	16,802	—	—
Stock receivable	—	—	(4,445)
Cash paid for acquisitions, net of cash acquired	—	(255,549)	—
Other investing activities	—	(122)	(141)
Net cash provided by (used in) investing activities	8,753	(273,176)	(5,470)
Cash Flows From Financing Activities
Net proceeds from public offering of stock	—	202,895	—
Net proceeds from issuance of long-term debt	—	239,000	—
Net proceeds from issuance of preferred stock	48,250	—	—
Settlement of the performance holdback contingent consideration	(151)	—	—
Repayment of long-term debt	(35,964)	(160,639)	(2,315)
Repayment of convertible notes	—	(2,800)	(5,816)
Payment of deferred offering costs	—	(6,910)	(262)
Payment of financing costs	(2,500)	(3,312)	(97)
Net contribution from the Merger and PIPE Financing	—	99,911	—
Proceeds from exercise of stock options	1,924	2,329	—
Net cash provided by (used in) financing activities	11,559	370,474	(8,490)
Effect of exchange rate changes on cash and cash equivalents	(740)	(630)	—
Net (decrease) increase in cash and cash equivalents and restricted cash	(40,037)	59,926	(13,147)
Balance, beginning of year	75,486	15,560	28,707
Balance, end of year	$35,449	$75,486	$15,560
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$31,640	$69,245	$13,430
Restricted cash	3,809	6,241	2,130
Total	$35,449	$75,486	$15,560
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)
	Year Ended December 31,
	2022	2021	2020
Supplemental Disclosures
Cash paid for income taxes	$5,327	$5,809	$4,896
Cash paid for interest	$15,546	$15,020	$13,559
Supplemental Disclosure of Non-cash Activities
Purchases of property and equipment	$379	$450	$179
Common stock issued in connection with license agreement	$—	$5,000	$—
Contingent consideration from acquisition of Honey Birdette and GlowUp	$—	$43,557	$—
Conversion of convertible notes into common stock	$—	$2,730	$—
Deferred offering costs in accounts payable	$—	$—	$396
Stock issued in connection with acquisition of Honey Birdette and GlowUp	$—	$45,015	$—
Right of use assets obtained in exchange for lease liabilities	$11,959	$2,992	$—
Reclassification of stock receivable to treasury stock upon settlement	$—	$4,445	$—
Reclassification of the fair value of the lock-up shares contingent consideration relating to the acquisition of Honey Birdette	$4,814	$—	$—
Digital assets acquired in connection with sale of tokenized art and collectibles	$—	$7,800	$—
Shares issued pursuant to a license, services and collaboration agreement	$237	$1,500	$—
Shares issued in connection with asset purchase	$1,333	$—	$—
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	$260	$—	$—
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
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Refer to Note 19, Segments. We realigned our segments in 2022 and adjusted respective disclosures to recast the historical periods prior to the realignment to conform with current segment presentation.
Legacy Playboy Merger with MCAC
PLBY Group, Inc. was originally incorporated in the State of Delaware on November 12, 2019 as a special purpose acquisition company under the name Mountain Crest Acquisition Corp, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. MCAC completed its initial public offering in June 2020. Pursuant to an agreement and plan of merger dated September 30, 2020 (the “Merger Agreement”), MCAC agreed to acquire all of the outstanding shares of Legacy Playboy common stock for approximately $381.3 million in aggregate consideration, comprised of (i) 23,920,000 shares of MCAC common stock, based on a price of $10.00 per share, subject to adjustment, and (ii) the assumption of no more than $142.1 million of Legacy Playboy net debt. Pursuant to the Merger Agreement, at the closing of the transactions contemplated thereby, Merger Sub would merge with and into Legacy Playboy (the “Merger”) with Legacy Playboy surviving the Merger as a wholly-owned subsidiary of MCAC (the “Business Combination”). The Merger was subject to certain closing conditions, including stockholder approval, no material adverse effects with respect to Legacy Playboy, and MCAC capital requirements. In addition, in connection with the consummation of the Business Combination, MCAC was renamed “PLBY Group, Inc.”
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
Out-of-period Reclassification Adjustment to 2021 Consolidated Statements of Operations
The Company previously included $2.5 million of shipping costs in selling and administrative expenses within the consolidated statement of operations for the year ended December 31, 2021. However, these costs have been reclassified as cost of sales to conform to our 2022 presentation. The Company evaluated this inconsistency, and the impact to previously issued financial statements, and concluded that the adjustments and impact of this classification inconsistency is not material to any previously issued quarterly or annual financial statements. To improve the consistency and comparability of the financial statements, management has recorded an out-of-period adjustment to previously reported financial statement line items and related disclosures in this report. This reclassification adjustment to the 2021 consolidated statements of operations did not have any impact on operating income, net income, and earnings per common share.
Principles of Consolidation
The consolidated financial statements include our accounts and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
The Company follows a monthly reporting calendar, with its fiscal year ending on December 31. Prior to the third quarter of 2022, Honey Birdette (Aust) Pty Limited ("Honey Birdette"), which the Company acquired in August 2021 (see Note 17, Business Combinations) had different fiscal quarter and year ends than the Company. Honey Birdette followed a fiscal calendar widely used by the retail industry which resulted in a fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to December 31. Honey Birdette’s fiscal year previously consisted of four 13-week quarters, with an extra week added to each fiscal year every five or six years. Honey Birdette’s second fiscal quarter in 2022 consisted of 14 weeks. The difference in prior fiscal periods for Honey Birdette and the Company is considered to be immaterial and no related adjustments have been made in the preparation of these consolidated financial statements.
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
Concentrations of Business and Credit Risk
We maintain certain cash balances in excess of Federal Deposit Insurance Corporation insured limits. We periodically evaluate the credit worthiness of the financial institutions with which we maintain cash deposits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed.
The following table represents receivables from the Company's customers exceeding 10% of our total as of December 31, 2022 and 2021:

Customer	December 31, 2022	December 31, 2021
Customer A	*	30%
Customer B	*	15%
Customer C	24%	*
*Indicates the receivables for the customer did not exceed 10% of the Company’s total as of December 31, 2022 or 2021, as applicable.

The following table represents revenue from the Company's customers exceeding 10% of the total for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
Customer	2022	2021	2020
Customer A	*	*	11%
Customer B	*	*	*
Customer C	*	*	15%
*Indicates revenues for the customer did not exceed 10% of the Company’s total for the years ended December 31, 2022, 2021 or 2020, as applicable.

Cash Equivalents
Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.
Restricted Cash
At December 31, 2022 and 2021, restricted cash was primarily related to cash collateralized letters of credit we maintained in connection with the lease of our Los Angeles headquarters, as well as Honey Birdette’s term deposit in relation to Sydney office lease. The December 31, 2021 restricted cash balance included a cash collateralized letter of credit we maintained in connection with the purchase of the Company’s aircraft, which letter of credit was released in the fourth quarter of 2022 as a result of the sale of the Company’s aircraft in September 2022.

Accounts Receivable, Net
Trade receivables are reported at their outstanding unpaid balances, less allowances for expected credit losses. The allowances for expected credit losses are increased by the recognition of bad debt expense and decreased by charge-offs (net of recoveries) or by reversals to income. In determining expected credit losses, we consider our historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. A receivable balance is written off when we deem the balance to be uncollectible. The allowance for expected credit losses was immaterial at December 31, 2022 and 2021.
Inventories
Inventories consist primarily of finished goods and are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, and net realizable value. Inventory reserves are recorded for excess and slow-moving inventory. Our analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value is determined based on historical sales experience on a style-by-style basis. The valuation of inventory could be impacted by changes in public and consumer preferences, demand for product, changes in the buying patterns of both retailers and consumers and inventory management of customers.
Property and Equipment, Net
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
Intangible Assets and Goodwill
Our indefinite-lived intangible assets consist of Playboy-branded trademarks. We perform an annual impairment test on Playboy-branded trademarks in the fourth quarter of each fiscal year or as events occur or circumstances change that would more likely than not reduce their fair value below the carrying amount. We evaluate the indefinite-lived Playboy-branded trademarks for impairment utilizing a combination of the income approach and the relief from royalty method. Key assumptions applied in an income approach, using a discounted cash flow analysis, include (i) forecasted sales growth rates and (ii) forecasted profitability, both of which are estimated based on consideration of historical performance and management’s estimate of future performance, and (iii) discount rates that are used to calculate the present value of future cash flows, which rates are derived based on our estimated weighted average cost of capital. Key assumptions used in the relief from royalty valuation model include revenue growth rates, royalty rates and discount rates. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The projections we use in the model are updated annually and will change over time based on the historical performance and changing business conditions. If the carrying value of the trademark exceeds its estimated fair value, an impairment charge would be recognized for the excess amount.
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
As a result of macroeconomic factors, we experienced declines in revenue and profitability, causing the Company to test the recoverability of its goodwill and other intangible assets as of September 1, 2022. The quantitative test performed indicated that the fair value of the indefinite-lived Playboy-branded trademarks was less than their carrying value. Our valuation estimate was most sensitive to changes in royalty rates and the cost of capital. We recognized $116.0 million of impairment charges on our indefinite-lived assets at the impairment date in the third quarter of 2022. A quantitative impairment test performed on goodwill, utilized the income approach, under which fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The quantitative test performed indicated that the carrying value of certain of our reporting units exceeded their fair value. As a result, we recognized $133.8 million of impairment charges on our goodwill at the impairment date in the third quarter of 2022.

Based on our annual impairment tests, we determined there were no impairment charges to goodwill and our indefinite-lived assets to be recognized in the fourth quarter of 2022.
Definite-lived intangible assets include distribution agreements, photo and magazine archives, developed technology, licensing agreements, and trade names and customer lists, which we recognized in connection with our business combinations. Because these assets were recognized as identifiable intangible assets in connection with our previous business combinations, we do not incur costs to renew or extend their terms. All of our definite-lived intangible assets are amortized using the straight-line method over their useful lives.
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
As a result of macroeconomic factors, we experienced declines in direct-to-consumer revenue and profitability in the third quarter of 2022, causing the Company to test recoverability as of September 1, 2022. Recoverability tests for our amortizable trade names as of September 1, 2022 indicated that a quantitative impairment test would be necessary. The fair values of our amortizable trade names and certain other assets were less than their carrying values. As a result, we recognized $55.1 million of impairment charges on our trade names and certain other long-lived assets at the impairment date. There were no events or changes in circumstances since the September 1, 2022 impairment date that would indicate that the carrying value of our long-lived assets would not be recoverable. As a result, no impairment charges to our definite-lived assets were recognized during the fourth quarter of 2022.
Digital Assets
Digital assets are initially recorded at cost and are subsequently remeasured at cost, net of any impairment losses on our consolidated balance sheets. We assign costs to digital asset transactions on a first-in, first-out basis. Gains or losses are not recorded until realized upon sale(s).
We determine the fair value of our digital assets on a nonrecurring basis, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform a quarterly, or more frequent review to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges on any day during the quarter, indicate that it is more likely than not that our digital assets are impaired. The cost basis of digital assets will not be adjusted upward for subsequent increases in fair value. We recorded impairment charges of $4.9 million, $1.0 million and $0 related to our digital assets, which are reported in “Impairments” in the consolidated statements of operations during the years ended December 31, 2022, 2021 and 2020, respectively.
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

Treasury Stock
Treasury stock is stated at cost.
Revenue Recognition
We recognize revenue when we transfer promised goods or services in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This is determined by following a five-step process which includes (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price and (5) recognizing revenue when or as we satisfy a performance obligation. We apply judgment to determine the nature of the promises within a revenue contract and whether those promises represent distinct performance obligations. In determining the transaction price, we do not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of cumulative revenue when the uncertainty is resolved. We evaluate the nature of the license as to whether it provides a right to access or right to use the intellectual property (“IP”), which then determines whether the revenue is recognized over time or at a point in time. Sales or usage-based royalties received in exchange for licenses of IP are recognized at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales or usage-based royalty has been allocated is satisfied.
Licensing
We license trademarks under multi-year arrangements with consumer products, online gaming and location-based entertainment businesses. Typically, the initial contract term ranges between one to ten years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual nonrefundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Annual minimum guarantee amounts are billed quarterly, semi-annually, or annually in advance and these payments do not include a significant financing component. Earned royalties in excess of the minimum guarantee (“Excess Royalties”) are payable quarterly. The performance obligation is a license of symbolic IP that provides the customer with a right to access the IP, which represents a stand-ready obligation that is satisfied over time. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize Excess Royalties only when the annual minimum guarantee is exceeded. Generally, Excess Royalties are recognized when they are earned. As the sales reports from licensees are typically not received until after the close of the reporting period, we follow the variable consideration framework and constraint guidance using the expected value method to estimate the underlying sales volume to recognize Excess Royalties based on historical experience and general economic trends. Historical adjustments to recorded estimates have not been material.
Direct-To-Consumer Products
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

Digital Subscriptions and Content
Digital subscription revenue is derived from subscription sales of playboyplus.com and playboy.tv, which are online content platforms. Digital subscriptions represent a stand-ready obligation to provide continuous access to the platform, which is satisfied ratably over the term of the subscription. We receive fixed consideration shortly before the start of the subscription periods from these contracts, which are primarily sold in monthly, annual, or lifetime subscriptions. Revenues from lifetime subscriptions are recognized ratably over a five-year period, representing the estimated period during which the customer accesses the platforms. Revenues from digital subscriptions are recognized ratably over the subscription period.
Revenues generated from the sales of creator offerings to consumers via our creator platform on playboy.com are recognized at the point in time when the sale is processed. Revenues generated from subscriptions to our creator platform are recognized ratably over the subscription period.
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
We also license our programming content to certain cable television operators and direct-to-home satellite television operators who pay royalties based on monthly subscriber counts and pay-per-view and video-on-demand buys for the right to distribute our programming under the terms of affiliation agreements. The distinct performance obligations under such affiliation agreements include (i) a continuous transmission service to deliver live linear feeds and (ii) licenses to our functional IP that are provided over the contract term that provide the operators the right to use our content library as it exists at a point in time. For both performance obligations, our IP is the predominant or sole item to which the royalties relate. Royalties are generally collected monthly and revenue is recognized as earned. The amount of royalties due to us is reported by operators based on actual subscriber and transaction levels. Such information is generally not received until after the close of the reporting period. In these cases, we follow the variable consideration framework and constraint guidance to estimate the number of subscribers and transactions to recognize royalty amounts based on historical experience. Historical adjustments to recorded estimates have not been material. We offer sales incentives through various programs, consisting primarily of co-op marketing. We record advertising with customers as a reduction to revenue unless we receive a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the distinct benefit received, in which case we record it as a marketing expense.
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
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency fees, marketplace traffic acquisition costs, website expenses, credit card processing fees, personnel costs including stock-based compensation, Playboy Television operating expenses, costs associated with branding events, paper and printing costs, customer shipping and handling expenses, fulfillment activity costs, and freight-in expenses.
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
Advertising Costs

We expense advertising costs as incurred. Advertising expenses were $22.4 million, $22.7 million and $10.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. We also have various arrangements with customers pursuant to which we reimburse them for a portion of their advertising costs in the form of co-op marketing which provide advertising benefits to us. The costs that we incur for such advertising costs are recorded as a reduction of revenue.

Related Party Expenses
Related party expenses consist of management fees paid to an affiliate of one of our stockholders for management and consulting services pursuant to a management agreement from 2011. We terminated this agreement in the first quarter of 2021 upon consummation of the Business Combination. We recorded management fees of $0, $0.3 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. There were no amounts due to or due from this affiliate as of December 31, 2022 and December 31, 2021.
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
Our stock options vest ratably over the contractual vesting period, which is generally three to four years, and the fair value of the awards is estimated on the date of grant using a Black-Scholes option pricing model. The expected term of the stock options is estimated using the simplified method, as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The expected term represents an estimate of the time options are expected to remain outstanding. Our restricted stock units vest ratably over the contractual vesting period and the fair value of the awards is estimated on the date of grant as the underlying value of the award. Awards with graded vesting features are recognized over the requisite service period for the entire award. Our performance-based restricted stock units ("PSUs") vest upon achieving each of certain PLBY's stock price milestones during the contractual vesting period. For milestones that have not been achieved, such PSUs vest over the derived requisite service period and the fair value of such awards is estimated on the grant date using Monte Carlo simulations. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of PLBY’s common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price and (vi) the expected dividend yield. Forfeitures are recognized when they occur.
Income Taxes
We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, the duration of statutory carryforward periods, and tax planning alternatives. Playboy uses a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals and litigation processes, if any. The second step is to measure the largest amount of tax benefit as the largest amount that is more likely than not to be realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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
Recently Adopted Accounting Pronouncements
On January 1, 2021, we adopted accounting standard update ("ASU") 2019-12, Income Taxes — Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. The adoption of this standard had no material impact on our financial statements.
On January 1, 2021, we adopted Accounting Standards Codification, Topic 842, Leases (“ASC 842”), which supersedes the guidance in former ASC 840, Leases. This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. We adopted ASC 842 using the alternative transition method. Comparative information has not been restated and will continue to be reported under accounting standards in effect for those periods. In adopting the new guidance, we elected to apply the package of transition practical expedients, which allows us not to reassess: (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. In transition, we did not elect to apply the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment of right-of-use assets. We further elected to apply the short-term lease policy under which lease arrangements with a term of 12 months or less will be recognized on the statement of operations on a straight-line basis over the lease term. Lastly, we elected, for all of our leases, to not separate lease and nonlease components. Each lease component is accounted for separately from other lease components, but together with the associated nonlease components, such as utilities, common area maintenance or promotional fund charges). Variable lease payments that are not dependent on an index or a rate are excluded from the determination of right-of-use assets and lease liabilities and such payments are recognized as expense in the period when the related obligation is incurred. The adoption of ASC 842 resulted in the recognition of a new right-of-use assets and lease liabilities on the balance sheet for all operating leases. As a result of the ASC 842 adoption on January 1, 2021, we recorded operating right-of-use assets of $15.7 million, including an offset to deferred rent of $1.2 million, along with associated operating lease liabilities of $16.9 million.
On January 1, 2021, we adopted ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, and its related amendments (collectively “Topic 326”). This guidance modifies the financial instrument incurred loss impairment model by requiring entities to use a forward-looking approach based on expected losses and to consider a broader range of reasonable and supportable information to estimate credit losses on certain types of financial instruments, including accounts receivable. We adopted Topic 326 using a modified retrospective basis and did not have a material impact on our consolidated financial statements or related disclosures.
Accounting Pronouncements Issued but Not Yet Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) in response to concerns about structural risks in accounting for reference rate reform. That ASU clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that affected by the discontinuing transition. LIBOR is used as an index rate for our New Term Loan as of December 31, 2022 (see Note 9, Debt).

If reference rates are discontinued, the existing contracts will be modified to replace the discontinued rate with a replacement rate. For accounting purposes, such contract modifications would have to be evaluated to determine whether the modified contract is a new contract or a continuation of an existing contract. If they are considered new contracts, the previous contract would be extinguished. Under one of the optional expedients of ASU 2020-04, modifications of contracts within the scope of Topic 310, receivables, and Topic 470, Debt, will be accounted for by prospectively adjusting the effective interest rates and no such evaluation is required. When elected, the optional expedient for contract modifications must be applied consistently for all eligible contracts or eligible transactions. The Company is in the process of evaluating the impact of this pronouncement of those financial assets and liabilities where LIBOR is used as an index rate.
In December 2022, FASB issued ASU 2022-06. Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU provides an update to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which all entities will no longer be permitted to apply the relief provided pursuant to such ASU, Topic 848.
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
For cash equivalents, receivables and certain other current assets and liabilities at December 31, 2022 and 2021, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the refinancing of our senior secured debt in May 2021, its amendment in August 2021, August 2022 and December 2022, and the Aircraft Term Loan we obtained in May 2021, we believe that its carrying value approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. The Aircraft Term Loan was extinguished in the third quarter of 2022 upon sale of the Company's aircraft. Refer to Note 9, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(835)	$(835)
Preferred stock liability	—	—	(39,099)	(39,099)
Total Liabilities	$—	$—	$(39,934)	$(39,934)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(36,630)	$(36,630)
There were no transfers of Level 3 financial instruments during the periods presented.

Contingent consideration liability is comprised of contingent consideration recorded in connection with the acquisition of Honey Birdette, which represents the fair value for the shares issued to the Honey Birdette sellers that remained subject to lock-up restrictions, net of the fair value of the true-up adjustment for Honey Birdette's fiscal year 2022 (the "FY22 true-up"), and contingent consideration recorded in connection with the acquisition of GlowUp, which represents the fair value for shares which may be issued and cash which may be paid to the GlowUp sellers subject to certain indemnification obligations and performance criteria. Refer to Note 17, Business Combinations.
The requirements for the FY22 true-up adjustment were not met and the contingent consideration related to the acquisition of Honey Birdette was no longer contingent. As a result, no liability balance was held as of December 31, 2022 and the fair value of the lock-up shares was reclassified into additional paid-in capital in the consolidated balance sheet.
In the second quarter of 2022, contingent consideration related to the acquisition of GlowUp was partially satisfied as certain performance criteria were met. A portion of the total consideration for the acquisition held back in respect of indemnification obligations remained contingent as of December 31, 2022, pursuant to the terms of the GlowUp Agreement.
We recorded the acquisition-date fair value of these contingent liabilities as part of the consideration transferred. The fair value option was elected for these contingent liabilities, as we believe fair value best reflects the expected future economic value. The fair value of contingent and deferred consideration was estimated using either (i) a Monte Carlo simulation analysis in an option pricing framework, using revenue projections, volatility and stock price as key inputs or (ii) a scenario-based valuation model using probability of payment, certain cost projections, and either discounting (in the case of cash-settled consideration) or stock price (for share-settled consideration) as key inputs. The analysis approach was chosen based on the terms of each purchase agreement and our assessment of appropriate methodology for each case. The contingent payments and value of stock issuances are subsequently remeasured to fair value each reporting date using the same fair value estimation method originally applied with updated estimates and inputs as of December 31, 2022. We recorded $29.2 million and $2.4 million of fair value change as a result of contingent liabilities fair value remeasurement in selling and administrative expenses in 2022 and 2021, respectively. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in key inputs described above could have an impact on the payout of contingent consideration.
Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial issuance date), and our subsequent Series A Preferred Stock liability, valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. The fair value option was elected for Series A Preferred Stock liability, as we believe fair value best reflects the expected future economic value. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. We recorded $9.4 million of fair value change in nonoperating income as a result of remeasurement of the fair value of our Series A Preferred Stock during the year ended December 31, 2022, out of which $2.6 million was a fair value remeasurement gain recorded upon issuance of the remaining Series A Preferred Stock on August 8, 2022. We classified financial liabilities associated with our Series A Preferred Stock as Level 3 due to the lack of relevant observable inputs. Key assumptions used are namely preferred stock yields in a range of 5.0% and 8.3% as of the issuance dates and 11.2% as of December 31, 2022, and interest rate volatility of 45%, changes in which could have an impact on the fair value of our Series A Preferred Stock. The weighted-average preferred stock yield rate and interest volatility were 9.0% and 45%, respectively.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the year ended December 31, 2022 (in thousands):

	PSARs Liability	Contingent Consideration	Preferred Stock Liability	Total
Balance at December 31, 2020	$858	$—	$—	$858
Issuance of contingent consideration in connection with our acquisitions	—	34,390	—	34,390
PSARs liability settlement	(846)	—	—	(846)
Change in fair value and other	(12)	2,240	—	2,228
Balance at December 31, 2021	$—	$36,630	$—	$36,630
Preferred stock liability in relation to the issuance of preferred stock	—	—	45,892	45,892
Change in fair value and other	—	(30,619)	(6,793)	(37,412)
Partial settlement of the contingent consideration relating to the acquisition of GlowUp	—	(362)	—	(362)
Release of the contingent consideration relating to the acquisition of Honey Birdette	—	(4,814)	—	(4,814)
Balance at December 31, 2022	$—	$835	$39,099	$39,934

The change in the fair value of the contingent consideration for the year of 2022 was primarily due to a decrease in a price per share of our common stock. The decrease in the fair value of our Series A Preferred Stock since issuance was primarily due to an increase in observed preferred stock yields in the market.
Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. Generally, the Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, including digital assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. The Company’s recognized losses related to the impairment of its digital assets during the years ended December 31, 2022 and 2021 were $4.9 million and $1.0 million, respectively, which had a fair value of $0.3 million and $6.8 million as of December 31, 2022 and 2021, respectively.

Fair value of digital assets held are predominantly based on Level 1 inputs. We use an income approach, using discounted cash flow and relief from royalty valuation models with Level 3 inputs to measure the fair value of our non-financial assets, including goodwill, indefinite-lived trademarks and definite-lived trade names, and liabilities. With respect to goodwill, key assumptions applied in an income approach using the discounted cash flow valuation model include revenue growth rates and discount rates. With respect to indefinite-lived trademarks, key assumptions used in the income approach and the relief from royalty valuation model include revenue growth rates, royalty rates, and discount rates. With respect to the definite-lived trade names, key assumptions used in the relief from royalty valuation model include revenue growth rates, royalty rates and discount rates. Our cash flow projections represent management's most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings. Terminal values are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted-average cost of capital and long-term growth rates. Changes in key assumptions, namely discount rates, royalty rates, growth rates and projections, could have an impact on the fair value of our non-financial assets and liabilities. At the impairment date in the third quarter of 2022, we recorded impairment charges on our intangible assets, including goodwill, indefinite-lived trademarks, trade names and certain other assets of $303.9 million. No such impairments were recorded in the fourth quarter of 2022. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 7, Intangible Assets and Goodwill, for further information.
3. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $16.2 million and $17.4 million as of December 31, 2022 and 2021, respectively. Contract liabilities were $32.2 million and $53.6 million as of December 31, 2022 and 2021, respectively. The changes in such contract balances during the year ended December 31, 2022 primarily relate to (i) $55.8 million of revenues recognized that were included in gross contract liabilities at December 31, 2021, (ii) $6.2 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period end, (iii) $28.9 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional and (iv) a $0.5 million decrease in contract assets due to certain trademark licensing contract modifications and terminations.
Contract assets were $17.4 million and $8.3 million as of December 31, 2021 and 2020, respectively. Contract liabilities were $53.6 million and $55.1 million as of December 31, 2021 and 2020, respectively. The changes in such contract balances during the year ended December 31, 2021 primarily relate to (i) $55.1 million of revenues recognized that were included in gross contract liabilities at December 31, 2020, (ii) $4.8 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period end, (iii) $48.2 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional, (iv) a $0.9 million increase in contract liabilities due to the acquisition of Honey Birdette and (v) a $10.0 million increase in contract assets due to certain trademark licensing contract modification.

Future Performance Obligations
As of December 31, 2022, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $214.6 million, of which $205.7 million relates to Trademark Licensing, $5.2 million relates to Digital Subscriptions and Magazine, and $3.7 million relates to other obligations. Unrecognized revenue of the Trademark Licensing revenue stream will be recognized over the next eight years, of which 72% will be recognized in the first five years. Unrecognized revenue of the Digital Subscriptions and Magazine revenue stream will be recognized over the next five years, of which 38% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Year Ended December 31, 2022
	Licensing	Direct-to- Consumer	Digital Subscriptions and Content	Other	Total
Licensing	$60,861	$—	$—	$—	$60,861
Digital Subscriptions and Magazine	—	—	9,333	789	10,122
TV and Cable Programming	—	—	9,376	—	9,376
Consumer Products	—	186,574	—	—	186,574
Total revenues	$60,861	$186,574	$18,709	$789	$266,933

	Year Ended December 31, 2021
	Licensing	Direct-to- Consumer	Digital Subscriptions and Content	Other	Total
Licensing	$66,055	$—	$—	$—	$66,055
Digital Subscriptions and Magazine	—	—	20,827	1,398	22,225
TV and Cable Programming	—	—	10,454	—	10,454
Consumer Products	—	147,852	—	—	147,852
Total revenues	$66,055	$147,852	$31,281	$1,398	$246,586

	Year Ended December 31, 2020
	Licensing	Direct-to- Consumer	Digital Subscriptions and Content	Other	Total
Licensing	$63,562	$—	$—	$—	$63,562
Digital Subscriptions and Magazine	—	—	8,658	771	9,429
TV and Cable Programming	—	—	9,835	692	10,527
Consumer Products	—	64,116	—	28	64,144
Total revenues	$63,562	$64,116	$18,493	$1,491	$147,662
The following table disaggregates revenue by point-in-time versus over time (in thousands):

	Year Ended December 31,
	2022	2021	2020
Point in time	$186,748	$159,683	$64,116
Over time	80,185	86,903	83,546
Total revenues	$266,933	$246,586	$147,662
4. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands):

	December 31,
	2022	2021
Editorial and other pre-publication costs	$690	$263
Merchandise finished goods	32,399	39,618
Total	$33,089	$39,881
At December 31, 2022 and 2021, reserves for slow-moving and obsolete inventory related to merchandise finished goods amounted to $5.0 million and $1.5 million, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid taxes	$3,150	$—
Prepaid foreign withholding taxes	—	2,431
Deposits	205	1,302
Prepaid insurance	1,074	1,209
Contract assets, current portion	2,559	77
Software implementation and subscription costs	3,276	1,910
Prepaid inventory not yet received	3,491	2,749
Prepaid platform fees	1,126	130
Other	2,879	3,608
Total	$17,760	$13,416
In the third quarter of 2021, the Company began capitalizing implementation costs incurred through certain cloud computing arrangements that are service contracts. These costs are amortized over the terms of the arrangements, which are three years, and are classified in our consolidated balance sheets in prepaid expenses and other current assets or other noncurrent assets based on the terms of the arrangements, and the related cash flows are presented as cash outflows from operations. The amortization expense related to capitalized implementation costs was $3.3 million for the year ended December 31, 2022, and immaterial for the year ended December 31, 2021.
6. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Aircraft	$—	$13,298
Leasehold improvements	13,461	9,619
Construction in progress	782	3,317
Equipment	4,103	1,381
Internally developed software	7,096	2,001
Furniture and fixtures	2,185	5,209
Total property and equipment, gross	27,627	34,825
Less: accumulated depreciation	(10,252)	(8,380)
Total	$17,375	$26,445
In May 2021, we purchased an aircraft (the “Aircraft”) for an aggregate purchase price of $12.0 million. Subsequently, we capitalized $1.3 million of costs related to the refurbishment of the Aircraft and inspecting and testing the aircraft prior to purchase, which was amortized on a straight-line basis over its estimated useful life of seven years.
In September 2022, we completed the sale of the Aircraft to an unaffiliated, private, third-party buyer for a sale price of $17.5 million, representing a net gain on sale of $5.7 million, which is reported in “Gain on sale of the aircraft” in the consolidated statements of operations. In connection with the sale of the Aircraft, the Aircraft Term Loan was repaid in full and all related liens discharged (see Note 9, Debt).

We capitalize certain costs related to internally developed software for our content creator platform. Internally developed software is amortized on a straight-line basis over its estimated useful life of three years. Costs not yet being amortized are recorded in construction in progress.
The aggregate depreciation expense related to property and equipment, net was $6.4 million, $3.5 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
7. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of $216.0 million and $331.9 million of Playboy-branded trademarks as of December 31, 2022 and 2021, respectively. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs capitalized during the years ended December 31, 2022 and 2021 were immaterial.
As a result of impacts to our revenue, attributable to macroeconomic factors, we recorded non-cash asset impairment charges related to the write-down of goodwill of $133.8 million, indefinite-lived trademarks for $116.0 million, trade names and certain other assets of $54.1 million, at the impairment date. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for additional disclosures about impairment charges.
Our digital assets as of December 31, 2022 and 2021 were comprised of the crypto currency “Ethereum” received for sales of our "Rabbitar" non-fungible tokens. As of December 31, 2022 and 2021, the carrying value of our digital assets held was $0.3 million and $6.8 million, respectively. Impairment charges related to our digital assets during the years ended December 31, 2022, 2021 and 2020 were $4.9 million, $1.0 million and $0, respectively.
In the third quarter of 2022, we accelerated $1.8 million of amortization of developed software related to our GlowUp acquisition, due to the rollout of our new content creator platform.
The table below summarizes our intangible assets, net (in thousands):

	December 31,
	2022	2021
Digital assets, net	$327	$6,836
Total amortizable intangible assets, net	20,267	86,519
Total indefinite-lived intangible assets	216,014	331,925
Total	$236,608	$425,280
Our amortizable intangible assets consisted of the following (in thousands):

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Impairments*	Net Carrying Amount
December 31, 2022
Trade names	11.9	$76,619	$(8,404)	$(48,733)	$19,482
Distribution agreements	15	3,720	(2,935)	—	785
Customer list	10	1,180	(315)	(865)	—
Developed technology	3	2,300	(2,300)	—	—
Total		$83,819	$(13,954)	$(49,598)	$20,267
_________________ *Includes the impairment charges on trade names of $52.3 million during the year ended December 31, 2022. The offset relates to foreign currency translation.

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Impairments	Net Carrying Amount
December 31, 2021
Trade names	11.8	$85,684	$(3,293)	$—	$82,391
Distribution agreements	15	3,720	(2,687)	—	1,033
Photo and magazine archives	10	2,000	(2,000)	—	—
Customer list	10	1,180	(236)	—	944
Developed technology	3	2,300	(149)	—	2,151
Total		$94,884	$(8,365)	$—	$86,519
The aggregate amortization expense for definite-lived intangible assets was $7.9 million, $3.8 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, expected amortization expense relating to definite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

2023	$2,074
2024	2,074
2025	2,074
2026	1,867
2027	1,826
Thereafter	10,352
Total	$20,267
Goodwill
Changes in the carrying value of goodwill for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Gross Goodwill	Impairments	Net Goodwill
Balance at December 31, 2020	$504	$—	$504
Acquisition of TLA	16,374	—	16,374
Acquisition of Honey Birdette	223,381	—	223,381
Acquisition of GlowUp	32,603	—	32,603
Foreign currency translation adjustment	(2,285)	—	(2,285)
Balance at December 31, 2021	$270,577	$—	$270,577
Foreign currency translation adjustment in relation to Honey Birdette	(13,032)	—	(13,032)
Impairments	—	(134,328)	(134,328)
Balance at December 31, 2022	$257,545	$(134,328)	$123,217
*Includes the impairment charges on goodwill of $131.6 million during the year ended December 31, 2022. The offset relates to foreign currency translation.
Changes in the recorded carrying value of goodwill for the year ended December 31, 2022 by reportable segment were as follows (in thousands):

	Direct-to-Consumer	Licensing	Digital Subscriptions and Content
Balance at December 31, 2021	$237,477	$—	$33,100
Foreign currency translation and other adjustments	(13,032)	—	—
Impairments	(134,328)	—	—
Balance at December 31, 2022	$90,117	$—	$33,100

8. Other Current Liabilities and Accrued Expense
Other current liabilities and accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued interest	$2,096	$1,476
Accrued agency fees and commissions	7,785	3,456
Outstanding gift cards and store credits	4,592	4,960
Inventory in transit	7,231	8,323
Taxes	5,552	5,654
Other	6,483	8,548
Total	$33,739	$32,417
9. Debt
The following table sets forth debt (in thousands):

	December 31,
	2022	2021
Term loan, due 2027 (as refinanced and amended)	$201,613	$228,850
Airplane term loan, due 2026	—	8,569
Total debt	201,613	237,419
Less: unamortized debt issuance costs	(1,822)	(2,389)
Less: unamortized debt discount	(6,616)	(6,180)
Total debt, net of unamortized debt issuance costs and debt discount	193,175	228,850
Less: current portion of long-term debt	(2,050)	(2,808)
Total debt, net of current portion	$191,125	$226,042
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

The New Term Loan has a six year term and matures in May 25, 2027. The New Term Loan accrues interest at LIBOR plus 5.75%, with a LIBOR floor of 0.50% through November 2022 and a LIBOR floor of 4.76%, starting December 2022. The interest rate applicable to borrowings under the New Term Loan may subsequently be adjusted on periodic measurement dates provided for under the new credit agreement based on the type of loans borrowed by us and our total leverage ratio at such time. The New Term Loan required quarterly amortization payments of $0.6 million, commencing on September 30, 2021, with the balance becoming due at maturity. The stated interest rate of the New Term Loan as of December 31, 2022 and 2021 was 11.01% and 6.25%, respectively. The effective interest rate of the New Term Loan as of December 31, 2022 and 2021 was 12.3% and 7.1%, respectively.
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
The cash balance requirements are subject to a dollar-for-dollar reduction for payments which reduce the outstanding principal amount of the loans under the New Credit Agreement, and were so reduced by the Company's repayment of $25 million in December 2022, and such requirements and limitations on the Company’s ability to make certain restricted payments (including repurchases of its stock) terminate upon achieving a pro forma total leverage ratio (as defined in the New Credit Agreement) of less than 4.00 to 1.00.
In connection with such amendment, $0.2 million of debt issuance costs were expensed as incurred, and $2.5 million of debt discount was capitalized.

On December 6, 2022, we entered into Amendment No. 3 to the New Term Loan (the “Third Amendment”), which, among other things, provide for: (i) the waiver of the Total Net Leverage Ratio (as defined in the Third Amendment) covenant for the fourth quarter of 2022; (ii) a mandatory prepayment by the Company of $25 million on or before December 30, 2022; (iii) the ability of the Company to voluntarily prepay an additional $5 million by March 1, 2023 (the “23Q1 Payment”) to waive the Total Net Leverage Ratio covenant for the first quarter of 2023; (iv) the ability of the Company to prepay $50 million (inclusive of the prepayments described above) to waive the Total Net Leverage Ratio covenant for all of 2023 and to adjust the Total Net Leverage Ratio covenant levels in subsequent periods; (v) the ability of the Company to prepay an aggregate of $65 million (inclusive of the prepayments described above) to eliminate the lenders’ board observer rights provided for under the credit agreement, to eliminate the Applicable Additional Margin (as defined in the Third Amendment), and to waive the Total Net Leverage Ratio covenant for the first quarter of 2024; (vi) the ability of the Company to prepay $75 million (inclusive of the prepayments described above) to waive the Total Net Leverage Ratio covenant for the second quarter of 2024; (vii) the ability of the Company to prepay $115 million (exclusive of the 23Q1 Payment except to the extent such payment is in excess of $5 million) to entirely waive the Total Net Leverage Ratio covenant; and (viii) a covenant by the Company to use 80% of any gross proceeds from its next common equity capital raise to prepay the debt under the Existing Credit Agreement up to an aggregate amount of $50 million, provided that, such cap may be reduced by any other voluntary prepayments after the date of the Third Amendment (exclusive of the 23Q1 Payment except to the extent such payment is in excess of $5 million). All prepayments described above reduce the Company’s cash maintenance covenants under the Existing Credit Agreement on a dollar-for-dollar basis. The other terms of the Existing Credit Agreement were remained substantially unchanged from the Second Amendment. The Company recorded $1.1 million of loss on partial extinguishment of debt related to the mandatory prepayment made in the fourth quarter of 2022 pursuant to the Third Amendment. Quarterly amortization payments were decreased to $0.5 million, commencing on December 31, 2022, as a result of a $25 million prepayment made in December of 2022, with the balance still due at maturity.
On February 17, 2023, we entered into Amendment No. 4 to the New Credit Agreement (the “Fourth Amendment”), which, among other things: (i) required that the mandatory prepayment of 80% of PLBY's equity offering proceeds apply only to PLBY's $50 million rights offering completed in February 2023 (thereby reducing the applicable prepayment cap to $40 million), (ii) required an additional $5 million prepayment by us as a condition to completing the Fourth Amendment, and (iii) reduced the prepayment threshold for waiving our Total Net Leverage Ratio financial covenant through June 30, 2024 to $70 million (from the prior $75 million prepayment threshold). Such $70 million of prepayments has been achieved by the Company through the combination of a $25 million prepayment in December 2022, the $40 million prepayment made in connection with the rights offering in February 2023, and the additional $5 million prepayment made at the completion of the Fourth Amendment.

As a result of the prepayments described above, we obtained a waiver of the Total Net Leverage Ratio covenant through the second quarter of 2024, eliminated the cash maintenance covenants, eliminated the lenders’ board observer rights and eliminated applicable additional margin which had previously been provided for under the New Credit Agreement, as amended. The other terms of the New Credit Agreement otherwise remain substantially unchanged.
The terms of the New Credit Agreement limit or prohibit, among other things, our ability to: incur liens, incur additional indebtedness, make investments, transfer, sell or acquire assets, pay dividends and change the business we conduct. Acquiom Agency Services LLC has a lien on all our assets as stated in the New Credit Agreement. The New Credit Agreement contains a financial covenant which requires the Company to maintain a maximum total gross leverage ratio (calculated as a ratio of consolidated gross funded debt to consolidated EBITDA, as defined in the New Credit Agreement). The Company was in compliance with the financial covenants under the New Credit Agreement as of December 31, 2021. Compliance with the financial covenants as of December 31, 2022 was waived pursuant to the terms of the Third Amendment.
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
Original issue discounts and deferred financing costs were incurred in connection with the issuance of our term loans. Costs incurred in connection with debt are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness and are included in “interest expense” in the consolidated statements of operations. Amortization expense related to deferred financing costs was immaterial for the years ended December 31, 2022, 2021 and 2020. Interest expense related to our debt was $16.2 million, $13.3 million and $13.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table sets forth maturities of the principal amount of our term loans as of December 31, 2022 (in thousands):

2023	$2,050
2024	2,050
2025	2,050
2026	2,050
2027	193,413
Total	$201,613
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
10. Redeemable Noncontrolling Interest
On April 13, 2015, the Company sold 25% of the membership interest in its subsidiary, After Dark LLC, to an unaffiliated third party for $1.0 million. As part of the arrangement the Company granted a put right to this party which provides the right, but not the obligation, to the third party to cause the Company to purchase all of the third party’s interest in After Dark LLC at the then fair market value. This put right can be exercised on April 13 of each year. Additionally, the put right can be exercised upon a change of control of the Company. To date, the put right has not been exercised, including in connection with the Business Combination. The Company’s controlling interest in this subsidiary requires the operations of this subsidiary to be included in the consolidated financial statements. Noncontrolling interest with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interest) are reported as mezzanine equity on the consolidated balance sheets as of December 31, 2022 and 2021, between liabilities and equity. Net income or loss of After Dark LLC is allocated to its noncontrolling member interest based on the noncontrolling member interest’s ownership percentage.
Additionally, the results of operations of the subsidiary that are not attributable to the Company are shown as “Net loss attributable to redeemable noncontrolling interest” in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020. There was no change in the balance of the redeemable noncontrolling interest as After Dark LLC did not have any operating activities during 2022 and 2021.
11. Stockholders’ Equity
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Company’s Board of Directors (the “Board”). As of December 31, 2022, no dividends had been declared by the Board.

Common stock reserved for future issuance consisted of the following as of the dates shown:

	December 31,
	2022	2021
Shares available for grant under equity incentive plans	492,786	1,150,838
Options issued and outstanding under equity incentive plans	2,599,264	3,211,071
Unvested restricted stock units	2,058,534	585,075
Vested restricted stock units not yet settled	11,761	2,136,650
Unvested performance-based restricted stock units	1,089,045	544,036
Vested performance-based restricted stock units not yet settled	—	1,331,031
Shares to be issued pursuant to a license, services and collaboration agreement	48,574	79,485
Maximum number of shares issuable to Glowup sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	6,549,080	9,287,302
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
In connection with our recapitalization that occurred with the consummation of the Business Combination, we eliminated Legacy Playboy’s previously held treasury stock of 1,164,847 shares. We held 700,000 shares of treasury stock as of December 31, 2022.
In May 2022, the Board of Directors approved a common stock repurchase program (the “2022 Stock Repurchase Program”), pursuant to which up to $50 million of shares of Company common stock may be repurchased through May 31, 2024. As of the date of this report, no repurchases have been made under the 2022 Stock Repurchase Program.
12. Mandatorily Redeemable Preferred Stock
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
On August 8, 2022, the Company issued and sold the remaining 25,000 shares of Series A Preferred Stock to the Purchaser at a price of $1,000 per share, resulting in additional gross proceeds to the Company of $25.0 million (the “Second Drawdown”). The Company incurred approximately $0.5 million of fees associated with the Second Drawdown, which were netted against the gross proceeds. As a result of the transaction, all of the Company’s authorized shares of Series A Preferred Stock were issued and outstanding as of August 8, 2022.
Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial issuance date), and our subsequent Series A Preferred Stock liability, valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. We recorded $9.4 million of fair value change in nonoperating income as a result of remeasurement of the fair value of our Series A Preferred Stock during the year ended December 31, 2022, out of which $2.6 million was a fair value remeasurement gain recorded upon issuance of the remaining Series A Preferred Stock on August 8, 2022. The fair value of our Series A Preferred Stock liability was $39.1 million, which includes $2.1 million of cumulative preferred dividends, as of December 31, 2022.
The Series A Preferred Stock ranks senior and in priority of payment to the Company’s common stock with respect to distributions on liquidation, winding-up and dissolution. Each share of Series A Preferred Stock has an initial liquidation preference of $1,000 per share (the “Liquidation Preference”). Upon an involuntary liquidation event, the Liquidation Preference per share of Series A Preferred Stock will be the sum of (i) the $1,000 (subject to adjustments set forth in the Certificate of Designation), plus (ii) all accumulated and unpaid dividends thereon through, but not including, the date of such liquidation.

Holders of shares of Series A Preferred Stock are entitled to cumulative dividends, which are payable quarterly in arrears in cash or, subject to certain limitations, in shares of common stock or any combination thereof, or by increasing the Liquidation Preference for each outstanding share of Series A Preferred Stock to the extent not so paid. Dividends accrue on each share of Series A Preferred Stock at the rate of 8.0% per annum from the date of issuance until the fifth anniversary of the date of issuance, and thereafter such rate will increase quarterly by 1.0%. Dividends were accumulated and not paid on the Series A Preferred Stock in 2022. The aggregate and per-share amounts of arrearages of such accumulated dividends as of December 31, 2022 were $2.1 million and $84.40, respectively.
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
The redemption price will be payable in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock, at the Company’s election. The number of shares potentially issuable in connection with a redemption is limited by applicable stock exchange rules and ownership limitations set forth in the Certificate of Designation.
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
13. Stock-Based Compensation
In June 2018, Legacy Playboy adopted its 2018 Equity Incentive Plan (“2018 Plan”), under which 6,287,687 of Legacy Playboy’s common shares were originally reserved for issuance. Our employees, directors, officers, and consultants are eligible to receive nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other share awards under the 2018 Plan. All stock options and restricted stock unit awards granted under the 2018 Plan in 2019 and 2020 that were outstanding immediately prior to the consummation of the Business Combination were accelerated and fully vested (other than the Pre-Closing Option), and subsequently converted into options to purchase or the right to receive shares of our common stock as described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies. The impact of the acceleration of the vesting of 829,547 stock options and 288,494 restricted stock unit awards was an expense of $3.1 million during the year ended December 31, 2021.
On February 9, 2021, our stockholders approved our 2021 Equity and Incentive Compensation Plan, which became effective following consummation of the Business Combination. As of December 31, 2022, 5,954,208 shares were authorized for issuance under the 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that begins January 1, 2022, in an amount equal up to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. Following the effectiveness of the 2021 Plan, no further awards will be granted under the 2018 Plan, but the 2018 Plan will remain outstanding and continue to govern outstanding awards granted thereunder.

Stock Option Activity
Stock option activity under our 2018 and 2021 Plans in 2022 was as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance – December 31, 2021	3,211,071	$7.77	7.9	$60,978
Granted	—	—	—	—
Exercised	(495,052)	3.89	—	$4,028
Forfeited and cancelled	(116,755)	9.83	—	—
Balance – December 31, 2022	2,599,264	$8.41	7.2	$—
Exercisable – December 31, 2022	2,112,161	$7.02	6.9	$—
Vested and expected to vest as of December 31, 2022	2,599,264	$8.41	7.2	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at December 31, 2022.
The grant date fair value of options that vested during the years ended December 31, 2022, 2021 and 2020 was $4.4 million, $2.1 million and $1.1 million, respectively. There were no stock options granted during the year ended December 31, 2022. The options granted during the years ended December 31, 2021 and 2020 had a weighted-average fair value of $6.18 and $3.22 per share, respectively, at the grant date. Cash received by the Company from the exercise of options granted under share-based compensation arrangements was $1.9 million, $2.3 million and $0 in 2022, 2021 and 2020, respectively. The total tax benefit realized from option exercises was $0.6 million, $3.1 million and $0 in 2022, 2021 and 2020, respectively.
Restricted Stock Units
A summary of restricted stock unit activity under our 2018 and 2021 Plans in 2022 was as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2021	585,075	$28.15
Granted	2,050,254	10.55
Vested	(343,891)	21.42
Forfeited	(232,904)	19.00
Unvested and outstanding balance at December 31, 2022	2,058,534	$12.79
The total fair value of restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was approximately $3.6 million, $4.0 million and $1.9 million, respectively. We had 11,761 outstanding and fully vested restricted stock units remained unsettled at December 31, 2022, all of which are expected to be resolved in 2023. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of basic net loss per share for the year ended December 31, 2022. The total tax benefit realized from restricted stock units vested was $0.4 million in 2022, and $0 in 2021 and 2020.
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

To determine the value of PSUs for stock-based compensation purposes, the Company uses the Monte Carlo simulation valuation model. For each path, the PSUs payoff is calculated based on the contractual terms, whereas the fair value of the PSUs is calculated as the average present value of all modeled payoffs. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of the Company’s common stock of $9.83, (ii) the expected common stock price volatility over the expected life of the award of 55%, (iii) the term of the award of 7 years, (iv) risk-free interest rate of 2.9%, (v) the exercise price as described above, and (vi) the expected dividend yield of 0%. Forfeitures are recognized when they occur. The total tax impact realized from performance stock units vested was $1.0 million of expense in 2022 and a $0.5 million benefit in 2021. The Company used the same model to calculate the derived service period for each tranche of performance-based stock corresponding to each stock price threshold, resulting in a weighted average derived service period of 3.8 years and 1.88 years for the 2022 and 2021 grants, respectively. For milestones that have not been achieved, such PSUs vest over the derived requisite service period and the fair value of such awards is estimated on the grant date using Monte Carlo simulations.
A summary of performance stock unit activity under our 2021 Plan in 2022 was as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2021	544,036	$20.49
Granted	571,419	5.68
Vested	—	—
Forfeited	(26,410)	20.49
Unvested and outstanding balance at December 31, 2022	1,089,045	$12.72
There were no performance-based restricted stock units that vested during the year ended December 31, 2022. The total fair value of performance-based restricted stock units that vested during the year ended December 31, 2021 was approximately $45.8 million.
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
For options granted during the applicable period, we estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Year Ended December 31,
	2021	2020
Fair value of common stock	$4.63 - $28.08	$5.02 - $8.69
Expected term, in years	5.49- 5.86	5 - 6.06
Expected volatility	45% - 47%	40% - 50%
Risk-free interest rate	0.57% - 1.27%	0.39% - 1.46%
Expected dividend yield	0%	0%

Stock-Based Compensation Expense
Stock-based compensation expense under our Plans was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of sales(1)	$2,663	$1,955	$10
Selling and administrative expenses	17,877	56,491	2,978
Total	$20,540	$58,446	$2,988
(1)    Cost of sales includes $2.1 million, $1.5 million and $0 of stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license, services and collaboration agreement for the year ended December 31, 2022, 2021 and 2020, respectively.
The expense presented in the table above is net of capitalized stock-based compensation relating to software development costs of $2.0 million during the year ended December 31, 2022.

At December 31, 2022, total unrecognized compensation expense related to unvested stock option awards was $2.9 million and is expected to be recognized over the remaining weighted-average service period of 1.27 years. Unrecognized compensation cost related to unvested performance-based stock units and restricted stock units was $26.6 million and is expected to be recognized over the remaining weighted-average service period of 2.18 years.
14. Commitments and Contingencies
Leases
Our principal lease commitments are for office, retail store and warehouse spaces under noncancelable operating leases with contractual terms expiring from 2023 to 2033. Some of these leases contain renewal options and rent escalations.
We had $1.7 million and $2.0 million in cash collateralized letters of credit related to our corporate headquarters lease as of December 31, 2022 and 2021, respectively.
We sublease a part of our New York office space for a period approximating the remaining term of our lease. Our New York office lease expires in 2024.
Pursuant to the acquisition of TLA, as disclosed in Note 17, Business Combinations, we had 40 retail stores, one office and one warehouse space as of December 31, 2022, which TLA leases and operates in Washington, Oregon, California, Texas and Tennessee for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which TLA, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between two and 10 years in length, with the average lease term being approximately five years and in many cases include renewal options.
Pursuant to the acquisition of Honey Birdette, as disclosed in Note 17, Business Combinations, we had 61 retail stores and two office spaces as of December 31, 2022, which Honey Birdette leases and operates in Australia, the United States and the United Kingdom for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which Honey Birdette, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between two and 10 years in length, with the average lease term being approximately five years and in many cases include renewal options.

Lease cost associated with operating leases is charged to expense in the year incurred and is included in our consolidated statements of operations. For the year ended December 31, 2020, lease cost charged to selling, general and administrative expense was $3.1 million. Lease cost for the years ended December 31, 2022 and 2021 is included in the table below. Lease cost charged to cost of sales for the years ended December 31, 2022, 2021 and 2020 was immaterial. Most of our leases include one or more options to renew, with renewal terms that generally can extend the lease term for an additional four to five years. The exercise of lease renewal options is at our sole discretion. The extension period has not been included in the determination of the right of use asset or the lease liability, as we concluded that it is not reasonably certain that we would exercise such option.
As of December 31, 2022 and 2021 the weighted average remaining term of these operating leases was 5.4 years and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 6.0% and 4.9%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $13.8 million and $7.3 million for the years ended December 31, 2022 and 2021, respectively. Right of use assets obtained in exchange for new operating lease liabilities were $12.0 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively.
Net lease cost recognized in our consolidated statements of operations as of December 31, 2022 and 2021 is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$11,738	$9,099
Variable lease cost	2,381	1,370
Short-term lease cost	1,948	674
Sublease income	(259)	(368)
Net lease cost	$15,808	$10,775
Maturities of our operating lease liabilities as of December 31, 2022 are as follows (in thousands):

Years ending December 31:	Amounts
2023	$12,578
2024	11,130
2025	9,386
2026	8,669
2027	5,898
Thereafter	8,453
Total undiscounted lease payments	56,114
Less: imputed interest	(9,459)
Total operating lease liabilities	$46,655

Operating lease liabilities, current portion	$9,977
Operating lease liabilities, noncurrent portion	$36,678
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

On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. We filed a motion for summary judgment, which is scheduled to be heard by the court on May 19, 2023. Trial is set for January 22, 2024. The parties are currently engaged in discovery. We believe AVS’ claims and allegations are without merit, and we will defend this matter vigorously.
TNR Case

On December 17, 2021, Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”), filed a complaint in the U.S. District Court for the Central District of California against Playboy and its subsidiary Products Licensing, LLC. TNR alleges a variety of claims relating to Playboy’s termination of a license agreement with TNR and the business relationship between Playboy and TNR prior to such termination. TNR alleges, among other things, breach of contract, unfair competition, breach of the implied covenant of good faith and fair dealing, and interference with contractual and business relations due to Playboy’s conduct. TNR is seeking over $100 million in damages arising from the loss of expected profits, declines in the value of TNR’s business, unsalable inventory and investment losses. After Playboy indicated it would move to dismiss the complaint, TNR received two extensions of time from the court to file an amended complaint. TNR filed its amended complaint on March 16, 2022. On April 25, 2022, Playboy filed a motion to dismiss the complaint. That motion was partially granted, and the court dismissed TNR’s claims under California franchise laws without leave to amend. The parties participated in a court-ordered mediation on February 3, 2023, which did not result in any settlement or resolution of the remaining claims asserted by TNR against Playboy. A trial date has been set for September 26, 2023. We believes TNR’s claims and allegations are without merit, and we will defend this matter vigorously.

Indian Harbor Case
On October 15, 2018, Playboy Enterprises, Inc. (“Playboy”) filed a lawsuit in Los Angeles Superior Court (the “Court”) against its insurer, Indian Harbor Insurance Company (“Indian Harbor”), captioned Playboy Enterprises, Inc. v. Indian Harbor Insurance Company, for breach of contract and breach of the covenant of good faith and fair dealing, and seeking declaratory relief, after Indian Harbor threatened to sue Playboy on an alleged theory of lack of coverage after Indian Harbor paid approximately $4.8 million towards the settlement of claims against Playboy made by Elliot Friedman. Among other things, we are seeking declaratory relief that the underlying claims asserted against Playboy are covered claims under Playboy’s insurance policies with Indian Harbor. On December 14, 2018, Indian Harbor filed its answer to the complaint and filed counterclaims against Playboy for declaratory relief that it has no obligation to provide coverage for the underlying claims and that it is entitled to recoup the amounts it paid in the settlement, with interest. Indian Harbor filed a motion for summary judgment, seeking, among other things, summary adjudication that (1) the insurance policy does not provide coverage because the underlying claim was allegedly first made before the policy period of the policy and (2) that Indian Harbor does not have to provide coverage because Playboy allegedly failed to provide timely notice of the claim. On September 9, 2020, the Court denied Indian Harbor’s motion, in part, ruling as a matter of law that Playboy had properly reported the underlying claim under the correct policy; but granted the motion as to Playboy’s breach of contract and bad faith claims because Indian Harbor ultimately funded the settlement. Based on the summary judgment ruling, the parties agreed to enter into a stipulated judgment in Playboy’s favor to advance the issues for appeal, with Indian Harbor intending to appeal the Court’s decision as to when the underlying claim was first made. The Court entered the parties’ stipulated judgment on July 26, 2021. On October 15, 2021, Indian Harbor filed its notice of appeal. On December 13, 2021, Indian Harbor filed its opening appellate brief, and we filed our response on April 14, 2022. Indian Harbor filed its reply brief on July 1, 2022. The parties presented oral arguments in front of the appellate court on September 21, 2022. On October 4, 2022, the California appellate court affirmed the Court’s ruling, dismissing Indian Harbor’s claims against Playboy. As such ruling was not appealed, this case was finally resolved in Playboy's favor.
Dream Case

On December 7, 2021, Steve Shaw, a former consultant to GlowUp Digital, Inc. (a/k/a “Dream” and subsequently renamed Centerfold Digital Inc.), the company acquired by a wholly-owned subsidiary of the Company, brought suit in the Superior Court of the State of California, County of Los Angeles, against Michael Dow and Michael Berman (the principals of Dream), Centerfold Digital Inc. and Playboy. Mr. Shaw alleged a variety of claims, based upon an alleged (unsigned) agreement with Dream that Mr. Shaw was to be granted up to 20% of the equity of Dream (valued at $6 million based on the $30 million purchase price in the agreement for the Company’s acquisition of Dream). Subsequent to such alleged agreement and prior to the Company’s acquisition of Dream, Dream and Mr. Shaw entered into a standard mutual release agreement pursuant to which Mr. Shaw released any claims against Dream, including any rights to equity in Dream, in exchange for a monetary payment. Mr. Shaw alleged, among other things, breach of contract, misrepresentation and fraud in connection with his alleged agreement with Dream and the circumstances under which he entered into the release. On February 7, 2022, the defendants filed a motion to compel arbitration of this matter pursuant to the arbitration provision in the release agreement. At plaintiff’s request, the court dismissed the state court case on March 4, 2022, without prejudice. It is possible that the plaintiff may re-file his case in arbitration, but, to the Company’s knowledge, he has not yet done so. Playboy believes Mr. Shaw’s claims and allegations are without merit, and Playboy will defend itself vigorously in this matter if it is resumed.
We may periodically be involved in other legal proceedings arising in the ordinary course of business. These matters are not expected to have a material adverse effect on the Company’s consolidated financial statements.
COVID-19
In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Since that time, we have focused on protecting our employees, customers and vendors to minimize potential disruptions while managing through this pandemic. Nonetheless, the COVID-19 pandemic has continued to disrupt and delay global supply chains, affect production and sales across a range of industries and result in legal restrictions requiring businesses to close and consumers to stay at home for days-to-months at a time. Such impacts affected China in particular in 2022, as quarantine restrictions and business closures slowed the Chinese economy, causing manufacturing and shipping delays and reducing retail sales. As a result of such disruptions, licensing revenues from certain gaming and retail licensees, including our Chinese licensees, declined in 2022, as compared to prior periods. However, as of the date of this Annual Report, our business as a whole has not suffered any material adverse consequences to date directly related to the COVID-19 pandemic. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the further duration and spread of the outbreak and its impact on employees and vendors, all of which are uncertain and cannot be predicted. As of the date of these consolidated financial statements, the full extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.

15. Income Taxes

The following table sets forth the domestic and foreign components of income (loss) before income taxes (in thousands):

	Year ended December 31,
	2022	2021	2020
US	$(169,164)	$(73,385)	$1,801
Foreign	(166,599)	(7,070)	—
Total	$(335,763)	$(80,455)	$1,801
The following table sets forth income tax benefit (expense) (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current expense from income taxes:
Federal	$(296)	$—	$—
State	(573)	(219)	(237)
Foreign	(5,284)	(3,843)	(4,422)
Total current expense from income taxes	(6,153)	(4,062)	(4,659)

Deferred benefit (expense) from income taxes:
Federal	44,410	6,616	567
State	3,763	(2,088)	(2,980)
Foreign	16,039	2,313	—
Total deferred benefit (expense) from income taxes	64,212	6,841	(2,413)
Total	$58,059	$2,779	$(7,072)
The following table sets forth a reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate:

	Year ended December 31,
	2022	2021	2020
Federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	1.2	(2.4)	10.1
Foreign withholding taxes, net of credits(1)	(1.3)	(3.2)	189.9
Transaction costs	—	(2.4)	29.5
Change in the statutory rate	0.1	(1.8)	96.3
Change in valuation allowance	(0.7)	4.6	(80.8)
Equity compensation(2)	(0.2)	(9.3)	—
Foreign rate differential	1.4	0.8	—
Adjustment to deferred taxes	0.4	(3.0)	125.4
Impairments	(7.2)	—	—
Contingent Consideration	1.7	—	—
Other	0.9	(1.0)	1.3
Effective rate	17.3%	3.5%	392.7%
(1)Foreign withholding taxes, net of credits relate to foreign tax withholding on royalties received from various foreign jurisdictions.
(2)The 2022 and 2021 equity compensation adjustments are mainly related to the windfall tax deductions reduced by the officer compensation limitations.

On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law in the United States and includes a 15% book minimum tax on corporations with financial accounting profits over $1 billion and a 1% excise tax on certain stock buybacks. The IRA also contains numerous clean energy tax incentives related to electricity production, carbon sequestration, alternative vehicles and fuels, and residential and commercial energy efficiency. The IRA did not have any material impact on the Company’s consolidated financial statements as of December 31, 2022.

On June 29, 2020, Assembly Bill 85 (“A.B. 85”) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2022, 2023 and 2024 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2022, 2023 and 2024. Due to A.B.85, the Company is not able to offset its California taxable income with its net operating losses during these years.
As of December 31, 2022, the Company had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. The Company intends to continue to reinvest its foreign earnings indefinitely and does not expect to incur any significant United States taxes related to such amounts.
Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.
The following table sets forth the significant components of deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$71,699	$48,368
Tax credit carryforwards	—	—
Deferred revenue	2,253	1,951
Stock compensation	2,791	3,284
Investment in partnership	5,669	11,409
Fixed Assets	14	—
Lease liabilities	10,569	4,417
Other deductible temporary differences	7,213	6,587
Total deferred tax assets	100,208	76,016
Less valuation allowance	(65,967)	(63,712)
Deferred tax assets, net	$34,241	$12,304

Deferred tax liabilities:
Fixed assets	$—	$(521)
Intangible assets	(49,951)	(99,676)
Right of use assets	(9,238)	(3,305)
Other deductible temporary differences	(345)	(10)
Total deferred tax liabilities	(59,534)	(103,512)
Deferred tax liabilities, net	$(25,293)	$(91,208)
The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company concluded that except for the deferred tax liability recorded on certain indefinite life intangibles, it should record a full valuation allowance against all other net deferred income tax assets at December 31, 2022 and 2021 as none of these deferred income tax assets were more likely than not to be realized as of the balance sheet dates. However, the amount of the deferred income tax assets considered realizable may be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present. Based on the level of historical operating results the Company has recorded a valuation allowance of $66.0 million and $63.7 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company’s valuation allowance increased by $2.3 million and decreased by $3.7 million, respectively, mainly driven by certain stock compensation deferred tax assets due to the officers' compensation limitation, and the expiration of state NOLs.
As of December 31, 2022, the Company had U.S. federal and state NOL carryforwards of $298.0 million and $109.0 million, respectively, available to offset taxable income in tax year 2022 and thereafter. Of the $298.0 million in federal NOL carryforwards, $116.0 million can be carried forward indefinitely, and the remaining NOL carryforwards start to expire in 2028. Of the $109.0 million in state NOL carryforwards, $5.0 million can be carried forward indefinitely and the remaining start to expire in 2022. The Company also had Australian NOLs of $5.7 million that can be carried forward indefinitely.

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

A summary of changes to the amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at the beginning of the year	$751	$610
Increase (decrease) for positions taken in the prior year	—	—
Increase (decrease) for positions taken in the current year	—	141
Decrease related to settlements with taxing authorities	—	—
Decrease from lapse in statute of limitations	—	—
Balance at the end of the year	$751	$751
The Company records a tax benefit from uncertain tax positions only if it is more likely than not the tax position will be sustained with the taxing authority having full knowledge of all relevant information. The Company records a reduction to deferred tax assets for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first period that the more-likely-than-not threshold is not met. For the year ended December 31, 2022, the Company recorded unrecognized tax benefits of $0.8 million. All unrecognized tax benefits are related to foreign withholding taxes on the Company’s licensing revenue.
The reversal of the uncertain tax benefits would affect the effective tax rate. The Company has not incurred any material interest or penalties as of the current reporting period with respect to income tax matters. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We estimate that none of the unrecognized tax benefits will be recognized over the next 12 months. As of December 31, 2022 and 2021, there were no material interest and penalties associated with unrecognized tax benefits recorded in the Company's consolidated statements of operations or consolidated balance sheets.
The Company is subject to examinations by taxing authorities for income tax returns filed in the U.S. federal and states as well as foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2017 or prior; however, its tax attributes, such as NOL carryforwards, are still subject to examination in the year they are used. In our foreign tax jurisdictions, the statute of limitation for tax years after 2016 remain open for examinations in Australia, and for tax years after 2020 in the UK.

16. Net Loss Per Share
The following table presents the reconciliation of weighted-average shares used in computing net loss per share, basic and diluted:

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to PLBY Group Inc.	$(277,704)	$(77,676)	$(5,271)

Weighted average shares of common stock outstanding	47,420,376	37,818,301	22,199,591
Vested restricted stock units not issued	—	287,435	—
Weighted-average shares used in computing net loss per share, basic and diluted	47,420,376	38,105,736	22,199,591

Net loss per share basic and diluted	$(5.86)	$(2.04)	$(0.24)
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Stock options to purchase common stock	2,599,264	3,211,071	2,594,597
Unvested restricted stock units	2,058,534	585,075	313,976
Unvested performance-based restricted stock units	1,089,045	544,036	—
Convertible promissory notes	—	—	684,615
Total	5,746,843	4,340,182	3,593,188
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
TLA’s operating results were consolidated with ours beginning on March 1, 2021. Therefore, the consolidated results of operations for the year ended December 31, 2022 may not be comparable to the same periods in 2021 and 2020. TLA’s results of operations included in our consolidated results of operations for the year ended December 31, 2021 are presented in the table below (in thousands):

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
Honey Birdette, with 61 stores as of December 31, 2022 across three continents, expands our brand portfolio with a new high-end franchise, and provides us with product design, sourcing and direct-to-consumer capabilities that we believe can be leveraged to accelerate the growth of our core apparel and sexual wellness businesses.
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
The fair value of the lock-up shares and FY22 true-up adjustment was recorded as a contingent liability in current liabilities. The acquisition-date fair value of the contingent consideration liability to be settled in a variable number of shares was determined based on the likelihood of issuing stock related to the contingent earn-out clauses, as part of the consideration transferred. For contingent consideration to be settled in common stock, we use public market data to determine the fair value of the shares as of the acquisition date and on an ongoing basis. See Note 2, Fair Value Measurements, for measurements of these contingent liabilities.The requirements for the FY22 true-up adjustment were not met and the contingent consideration related to the acquisition of Honey Birdette was no longer contingent. As a result, no liability balance was held as of December 31, 2022 and the fair value of the lock-up shares was reclassified into additional paid-in capital in the consolidated balance sheet.
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
The acquisition was a tax-free acquisition as we acquired the carryover tax basis of Honey Birdette’s assets and liabilities. As a result of the acquisition, we recorded estimated deferred tax liabilities of $23.0 million and there was no associated tax deduction for goodwill in connection with such acquisition.
Honey Birdette’s operating results are consolidated with our operating results beginning on August 9, 2021. Therefore, our consolidated results of operations for the year ended December 31, 2022 may not be comparable to the same period in 2021 and 2020. Honey Birdette’s results of operations included in our consolidated results of operations for the year ended December 31, 2021 are presented in the table below (in thousands):

Net revenues	$32,288
Costs and expenses:
Cost of sales	(14,445)
Selling and administrative expenses	(17,341)
Total costs and expenses	(31,786)
Operating income	502
Nonoperating income	559
Benefit (expense) from income taxes	2,162
Net income	$3,223
Pro Forma Financial Information (Unaudited)

The following table summarizes certain of our supplemental pro forma financial information for the year ended December 31, 2021 and 2020, as if the acquisition of Honey Birdette had occurred as of January 1, 2020. The unaudited pro forma financial information for the year ended December 31, 2021 and 2020 reflects (i) the increase in amortization expense based on fair value adjustments to the intangible assets acquired from Honey Birdette; (ii) the reduction in rent expense due to the amortization of unfavorable leasehold interest, net acquired from Honey Birdette; (iii) interest expense associated with the borrowing of an additional $70.0 million under our New Credit Agreement used to partially finance the acquisition; (iv) amortization of the inventory fair value step-up adjustment; (v) tax adjustments calculated using an estimated blended statutory rate of 27.55% based on the predominant taxable jurisdictions of Honey Birdette; and (vi) certain adjustments to convert Honey Birdette’s consolidated income statements from IFRS to U.S. GAAP. Transaction costs incurred by us and Honey Birdette during the year ended December 31, 2021 were $9.0 million and $4.8 million, respectively. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Year Ended December 31,
	2021		2020
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$246,586	$292,708	$147,662	$201,524
Net loss	$(77,676)	$(67,772)	$(5,271)	$(15,931)

Acquisition of GlowUp
On October 22, 2021, we completed the acquisition (the “GlowUp Merger”) of all of the equity of GlowUp Digital Inc., a Delaware corporation (“GlowUp”), pursuant to that certain Agreement and Plan of Merger, dated as of October 15, 2021 (the “GlowUp Agreement”), by and among the Company, PB Global Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Dream Merger Sub”), GlowUp and Michael Dow, solely in his capacity as representative of the holders of the outstanding shares of GlowUp’s common stock and of the holders of the outstanding SAFEs (Simple Agreements for Future Equity) issued by GlowUp. At the effective time of the GlowUp Merger, the separate corporate existence of Dream Merger Sub ceased, and GlowUp survived the GlowUp Merger as a wholly-owned subsidiary of the Company under the name “Centerfold Digital Inc.”
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
The acquisition was a tax-free acquisition as we acquired the carryover tax basis of GlowUp’s assets and liabilities. As a result of the acquisition, we recorded estimated deferred tax liabilities of $0.5 million and there was no associated tax deduction for goodwill in connection with such acquisition.
The results of our content creator platform are consolidated with our operating results beginning on October 22, 2021. Therefore, our consolidated results of operations for the year ended December 31, 2021 may not be comparable to the same period in 2020. Our content creator platform’s results of operations included in our consolidated results of operations for the year ended December 31, 2021 did not have a material impact on our consolidated results of operations.
18. Accrued Salaries, Wages, and Employee Benefits
Our US Employee Investment Savings Plan is a defined-contribution plan consisting of two components: a 401(k) plan and a profit-sharing plan. Eligible employees may participate in our 401(k) plan upon their date of hire. The 401(k) plan offers several mutual fund investment options. The purchase of our stock has never been an option. We make matching contributions to the 401(k) plan based on each participating employee’s contributions and eligible compensation. The matching contribution expense related to this plan was $1.0 million, $0.9 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. We are also party to an Australian contribution plan that requires contributions based on a percentage of annual compensation. Contributions to these plans totaled $1.0 million and $0.9 million for the years ended December 31, 2022 and 2021.
The profit-sharing plan covers all employees who have completed 12 months of service or at least 1,000 hours. Our discretionary contribution to the profit-sharing plan is distributed to each eligible employee’s account in an amount equal to the ratio of each eligible employee’s compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. We did not make any contributions to the plan during the years ended December 31, 2022, 2021 and 2020.

19. Segments
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses, including online gaming. The Direct-to-Consumer segment derives revenue from sales of consumer products sold through third-party retailers, online direct-to-customer or brick-and-mortar through our recently acquired sexual wellness chain, Lovers, with 41 stores in five states (40 stores as of December 31, 2022), and lingerie company, Honey Birdette, with 58 stores in three countries, as disclosed in Note 17, Business Combinations (61 stores as of December 31, 2022). The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, and from sales of tokenized digital art and collectibles.
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
The following table sets forth financial information by reportable segment (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net revenues:
Licensing	$60,861	$66,055	$63,562
Direct-to-consumer	186,574	147,852	64,116
Digital subscriptions and content	18,709	31,281	18,493
All other	789	1,398	1,491
Total	$266,933	$246,586	$147,662
Operating income (loss):
Licensing	$(73,979)	$48,280	$43,999
Direct-to-consumer	(206,962)	(3,021)	(752)
Digital subscriptions and content	(13,016)	9,386	9,945
Corporate	(32,439)	(124,632)	(38,462)
All other	711	1,135	(1,118)
Total	$(325,685)	$(68,852)	$13,612
Depreciation and amortization:
Licensing	$—	$(284)	$(606)
Direct-to-Consumer	(7,637)	(4,710)	(402)
Digital Subscriptions and Content	(3,843)	(297)	(240)
Corporate	(2,133)	(2,000)	(808)
All other	—	—	(203)
Total	$(13,613)	$(7,291)	$(2,259)
Goodwill:
Licensing	$—	$—	$—
Direct-to-consumer	90,117	237,477	—
Digital subscriptions and content	33,100	33,100	504
Total	$123,217	$270,577	$504

Geographic Information
Revenue by geography is based on where the customer is located. Long-lived assets, net includes property and equipment, net and operating lease right-of-use assets. The following tables set forth revenue and long-lived assets, net by geographic area as of and for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
Net revenues:	2022	2021	2020
China	$42,514	$43,535	$42,569
United States	158,200	152,410	76,365
Australia	41,877	21,379	4
UK	11,683	6,156	5,077
Other	12,659	23,106	23,647
Total	$266,933	$246,586	$147,662

	December 31,
Long-lived assets:	2022	2021
Australia	$5,747	$6,767
United States	50,427	57,401
Other	2,466	1,023
Total	$58,640	$65,191

20. Subsequent Events

On December 19, 2022, we distributed to all holders of record of our common stock as of 5:00 p.m., Eastern Time, on December 16, 2022 (the “Record Date”), for each share of common stock held as of the Record Date, one non-transferable subscription right to purchase 0.30681187 of a share of Common Stock. On January 9, 2023, we filed a prospectus supplement extending the expiration date and amending the subscription price of the rights offering. Each subscription right entitled holders to purchase 0.30681187 of a share of common stock at a subscription price per whole share of common stock equal to the lesser of (i) $3.50 and (ii) eighty-five percent (85%) of the VWAP (as defined below) of a share of our common stock for the ten trading day period through and including January 20, 2023 (the lesser of (i) and (ii), the “Subscription Price”). “VWAP” means, for any trading day, the volume-weighted average price of our common stock on the Nasdaq Global Market (“Nasdaq”), as reported by Bloomberg L.P. between 9:30 a.m. and 4:00 p.m., Eastern Time, on such date. All holders of record were required to subscribe assuming the initial Subscription Price of $3.50 per share. At the expiration of the rights offering on January 23, 2023, the final Subscription Price was $2.5561 per share. The rights offering was completed in February 2023, and we issued 19,561,050 shares of common stock for gross proceeds of $50 million. We received net proceeds of approximately $47.5 million from the rights offering, after the payment of offering fees and expenses. We used $40 million of the net proceeds from the rights offering for repayment of debt under our senior credit agreement, and we intend to use the remainder for other general corporate purposes.

On January 16, 2023, the Company, through its wholly-owned subsidiary, Playboy Enterprises, Inc. agreed with Charactopia Licensing Limited (“Charactopia”), the brand management unit of Fung Group, to enter into a shareholders agreement to form “Playboy China”, a joint venture (the “China JV”) that will jointly own and operate the Playboy consumer products business in parts of the China market, including mainland China. The China JV will be governed by a board of directors that will include representatives from both the Company and Charactopia, with the Company retaining majority ownership of the China JV.

On January 18, 2023, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with purchasers led by Michael Serruya at Serruya Private Equity and Broadband Capital Investments (the “Purchasers”) for the sale of up to $25 million of shares of common stock of the Company. Pursuant to the terms and subject to the conditions of the Securities Purchase Agreement, the Purchasers agreed to purchase $15.0 million of shares of Common Stock (the “Initial Investment”) and, to the extent that our previously announced rights offering was not fully subscribed, up to an additional $10.0 million (the “Backstop Investment”) of shares of Common Stock, in each case at a price per share equal to the subscription price for the rights offering, which is $2.5561 per share. On January 24, 2023, we issued 5,868,315 shares of common stock for the Initial Investment and an additional 489,026 shares of Common Stock for the $1.25 million commitment fee under the Securities Purchase Agreement. We received $15 million in gross proceeds from the Initial Investment, and net proceeds of approximately $13.75 million from the registered direct offering, after the payment of offering fees and expenses, with such net proceeds to be used for general corporate purposes, which could include the repayment of debt under our senior credit agreement. Due to the rights offering being over-subscribed, we did not issue any shares of common stock pursuant to the Backstop Investment.

On January 30, 2023, we entered into a standstill agreement (the “Standstill Agreement”) with Rizvi Traverse Management, LLC (together with its affiliates, "RTM") in connection with the Company’s rights offering that closed in February 2023. Pursuant to the Standstill Agreement, among other limitations, RTM and their affiliates agreed not to purchase shares of our common stock to the extent that RTM and their affiliates’ ownership would exceed 29.99% of our outstanding shares of common stock in the aggregate following any acquisition of common stock during the standstill period. The standstill period means any period from and after January 30, 2023 in which RTM and their affiliates collectively own, beneficially or of record, more than 14.9% of the total outstanding shares of our common stock.
On February 17, 2023, we entered into the Fourth Amendment to the New Credit Agreement. Refer to Note 9, Debt for further details.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on the evaluation performed as of December 31, 2022, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 due to the material weaknesses described below.

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

Control Activities and Information and Communication

These material weaknesses contributed to the following additional material weaknesses within certain business processes and the information technology environment:

•We did not fully design, implement and monitor general information technology controls in the areas of program change management, user access, and segregation of duties for systems supporting substantially all of the Company’s internal control processes. Accordingly, the Company did not have effective automated process-level controls, and manual controls that are dependent upon the information derived from the IT systems are also determined to be ineffective.

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

•We did not appropriately design and implement management review controls at a sufficient level of precision around complex accounting areas and disclosure including asset impairments, income tax, digital assets, stock-based compensation and lease accounting.

•We did not appropriately design and implement controls over the existence, accuracy, completeness, valuation and cutoff of inventory.

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

In addition to implementing and refining the above activities, we expect to engage in additional remediation activities in fiscal year 2023, including:

•Continuing to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures.

•Complete the implementation of our new enterprise reporting software and other system integrations, and establish effective general controls over these systems to ensure that our automated process level controls and information produced and maintained in our IT systems is relevant and reliable.

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

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, BDO USA, LLP, as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Shareholders and Board of Directors
PLBY Group, Inc.
Los Angeles, California

Opinion on Internal Control over Financial Reporting

We have audited PLBY Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated March 16, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. These material weaknesses related to management’s failure to design and maintain effective controls over financial reporting, specifically related to the following: (1) entity-level controls impacting the control environment, risk assessment procedures, and monitoring controls to prevent or detect material misstatements to the consolidated financial statements; (2) general information technology controls related to program change management, user access, and segregation of duties for systems supporting substantially all of the Company’s internal control processes; (3) documentation of formal accounting policies, procedures and controls across all business processes as well as design and maintenance of controls at the corporate level at a sufficient level of precision; (4) design and implementation of management review controls at a sufficient level of precision over complex accounting areas and related disclosures, including asset impairments, digital assets, stock-based compensation, income tax and lease accounting; and, (5) the design and implementation of controls over the existence, accuracy, completeness, valuation and cutoff of inventory.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 16, 2023, on those consolidated financial statements.

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

March 16, 2023

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance is incorporated by reference from the sections entitled “Proposal No. 1 - Election of Directors,” “Executive Officers and Additional Director Information” and “Corporate Governance ” in the Company’s proxy statement for the 2023 annual meeting of the Company’s stockholders (the “2023 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year end.
Item 11. Executive Compensation
Information relating to the compensation of our executive officers and directors is incorporated by reference from the sections entitled “Executive Compensation” and “Director Compensation” in the 2023 Proxy Statement (provided that the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of our securities by certain beneficial owners and our management and related stockholder matters is incorporated by reference from the section entitled “Ownership of Common Stock” in the 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to related party transactions and director independence is incorporated by reference from the sections entitled “Certain Relationships and Related-Party and Other Transactions” and “Director Independence” in the 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information relating to the principal accounting services provided to the Company and the fees for such services is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in the 2023 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
    (a)    The following documents are filed as part of this Annual Report on Form 10-K:

1.    Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at “Item 8. Consolidated Financial Statements and Supplementary Data” herein.

(b)    Consolidated Financial Statement Schedule.

Schedule II -Valuation and Qualifying Account

(in thousands)	Balance at Beginning of Year	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Year
Year Ended December 31, 2020
Reserve for inventory	$209	$19	$—	$228
Year Ended December 31, 2021
Reserve for inventory	$228	$1,239	$—	$1,467
Year Ended December 31, 2022
Reserve for inventory	$1,467	$3,503	$—	$4,970

(c)    Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

Exhibit No.	Description
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

3.1	Second Amended and Restated Certificate of Incorporation of PLBY Group, Inc. (incorporated by reference to Exhibit 3.1 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
3.2	Amended and Restated Bylaws of PLBY Group, Inc. (incorporated by reference to Exhibit 3.2 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
3.3	Certificate of Designation of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2022)
4.1	Description of registrant's securities.
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

10.4
Investor Rights Agreement, dated as of February 10, 2021, by and among PLBY Group, Inc. and RT-ICON Holdings LLC (incorporated by reference to Exhibit 10.5 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

Exhibit No.	Description
10.5†	PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).
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

10.7
Agreement, dated January 10, 2021, by and between Playboy Enterprises, Inc. and CAA Brand Management, LLC (incorporated by reference to Exhibit 10.12 of PLBY’s Form S-1 (333-255585) filed with the SEC on April 28, 2021).

10.8
Form of Unit Purchase Option between MCAC and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.5 of MCAC’s Registration Statement on Form S-1 (333-238320) filed with the SEC on May 15, 2020).

10.9
Stock Purchase Agreement, dated September 30, 2020, by and among Sunlight Global Investment LLC, Suying Liu and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.12 of MCAC’s Form S-1/A filed with the SEC on February 4, 2021).

10.10
Credit Agreement, dated as of June 24, 2014, by and among Products Licensing LLC, DBD Credit Funding LLC, administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.9 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.11
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

10.13
Third Amendment to the Credit Agreement, dated as of July 20, 2017, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.12 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.14
Fourth Amendment to the Credit Agreement, dated as of April 12, 2018, by and among Products Licensing LLC, DBD Credit Funding LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

10.15
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

10.19
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

Exhibit No.	Description
10.22†	Playboy Enterprises, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).
10.23
Credit and Guaranty Agreement, dated as of May 25, 2021, entered into by and among Playboy Enterprises, Inc., the Company and certain subsidiaries of the Company, the lenders party thereto, and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2021).

10.24
Pledge and Security Agreement, dated as of May 25, 2021, entered into by and among Playboy Enterprises, Inc., the Company and certain subsidiaries of the Company, and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2021).

10.25
Amendment No. 1 to Credit and Guaranty Agreement, dated as of August 11, 2021, by and among PLBY, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 of PLBY’s Form 8-K filed with the SEC on August 11, 2021).

10.26*
Stock Purchase Agreement, dated January 31, 2021, by and between Playboy Enterprises, Inc. and TLA Acquisition Corp. (incorporated by reference to Exhibit 10.15 of PLBY' sForm 10-Q filed with the SEC on May 13, 2021).

10.27*
Agreement and Plan of Merger, dated October 15, 2021, by and among PLBY Group, Inc., PB Global Merger Sub Inc., GlowUp Digital Inc. and Michael Dow, solely as representative of the stockholders of GlowUp Digital Inc. (incorporated by reference to Exhibit 10.1 of PLBY's Form 8-K filed with the SEC on October 18, 2021).

10.28*
Purchase Agreement, dated May 13, 2022, by and among PLBY Group, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2022).

10.29*
Amendment No. 2 to Credit and Guaranty Agreement, dated as of August 8, 2022, by and among PLBY, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022).

10.30*	Aircraft Purchase Agreement, dated as of September 1, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2022).
10.31*
Amendment No. 3 to Credit and Guaranty Agreement, dated as of December 6, 2022, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 7, 2022).

10.32*	Securities Purchase Agreement, dated January 18, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on January 18, 2023).
10.33
Standstill Agreement, dated as of January 30, 2023, by and among PLBY Group, Inc. and affiliates of Rizvi Traverse Management (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on February 2, 2023).

10.34
Amendment No. 4 to Credit and Guaranty Agreement, dated as of February 17, 2023, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on February 21, 2023).

14.1
Code of Conduct and Ethics, adopted by PLBY Group, Inc.’s board of directors on February 10, 2021 (incorporated by reference to Exhibit 14.1 of PLBY’s Form 8-K filed with the SEC on February 16, 2021).

16.1	Letter from Marcum LLP to the SEC, dated as of February 16, 2021 (incorporated by reference to Exhibit 16.1 of PLBY's Form 8-K filed with the SEC on February 16, 2021).
16.2	Letter from Prager Metis CPAs LLP to the SEC, dated as of July 9, 2021 (incorporated by reference to Exhibit 16.1 of PLBY's Form 8-K filed with the SEC on July 9, 2021).
21.1	List of subsidiaries of PLBY Group, Inc.
23.1	Consent of Prager Metis CPAs LLP.
23.2	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

PLBY GROUP, INC.

Date: March 16, 2023	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (Principal executive officer)
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

Name	Title	Date

/s/ Ben Kohn	Chief Executive Officer, President and Director	March 16, 2023
Ben Kohn	(Principal executive officer)

/s/ Lance Barton	Chief Financial Officer	March 16, 2023
Lance Barton	(Principal financial officer)

/s/ Florus Beuting	Chief Accounting Officer	March 16, 2023
Florus Beuting	(Principal accounting officer)

/s/ Suhail Rizvi	Director	March 16, 2023
Suhail Rizvi

/s/ Tracey Edmonds	Director	March 16, 2023
Tracey Edmonds

/s/ James Yaffe	Director	March 16, 2023
James Yaffe

/s/ Juliana F. Hill	Director	March 16, 2023
Juliana F. Hill