Form 10-Q
period 2023-03-31
PLBY Group, Inc.
filed 2023-05-10
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of May 5, 2023 was 73,622,379.

i

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Net revenues	$51,441	$69,378
Costs and expenses
Cost of sales	(30,146)	(28,900)
Selling and administrative expenses	(50,927)	(50,528)
Contingent consideration fair value remeasurement gain	192	19,298
Impairments	—	(2,359)
Total costs and expenses	(80,881)	(62,489)
Operating (loss) income	(29,440)	6,889
Nonoperating (expense) income:
Interest expense	(5,209)	(4,050)
Loss on extinguishment of debt	(1,848)	—
Fair value remeasurement loss	(3,018)	—
Other income (expense), net	116	(80)
Total nonoperating expense	(9,959)	(4,130)
(Loss) income before income taxes	(39,399)	2,759
Benefit from income taxes	1,719	2,784
Net (loss) income	(37,680)	5,543
Net (loss) income attributable to PLBY Group, Inc.	$(37,680)	$5,543
Net (loss) income per share, basic and diluted	$(0.58)	$0.12
Weighted-average shares used in computing net (loss) income per share, basic	65,159,156	45,913,694
Weighted-average shares used in computing net (loss) income per share, diluted	65,159,156	47,585,644
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(37,680)	$5,543
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,696)	7,510
Other comprehensive (loss) income	(1,696)	7,510
Comprehensive (loss) income	$(39,376)	$13,053
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$24,737	$31,640
Restricted cash	2,039	2,072
Receivables, net of allowance for credit losses	12,370	18,420
Inventories, net	18,585	33,089
Prepaid expenses and other current assets	13,178	17,760
Assets held for sale	5,274	—
Total current assets	76,183	102,981
Restricted cash	1,445	1,737
Property and equipment, net	18,151	17,375
Operating right of use assets	40,289	41,265
Digital assets, net	319	327
Goodwill	121,841	123,217
Other intangible assets, net	235,587	236,281
Contract assets, net of current portion	13,035	13,680
Other noncurrent assets	14,163	15,600
Total assets	$521,013	$552,463
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,748	$20,631
Accrued salaries, wages, and employee benefits	5,475	4,938
Deferred revenues, current portion	5,476	10,762
Long-term debt, current portion	1,600	2,050
Contingent consideration, at fair value	643	835
Operating lease liabilities, current portion	9,933	9,977
Other current liabilities and accrued expenses	25,165	33,739
Liabilities held for sale	3,160	—
Total current liabilities	64,200	82,932
Deferred revenues, net of current portion	23,246	21,406
Long-term debt, net of current portion	148,370	191,125
Deferred tax liabilities, net	23,512	25,293
Operating lease liabilities, net of current portion	35,596	36,678
Mandatorily redeemable preferred stock, at fair value	42,117	39,099
Other noncurrent liabilities	892	886
Total liabilities	337,933	397,419
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 50,000 shares were issued and outstanding as of March 31, 2023; 50,000 shares were issued and outstanding as of December 31, 2022	—	—
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 73,874,547 shares issued and 73,174,547 shares outstanding as of March 31, 2023; 47,737,699 shares issued and 47,037,699 shares outstanding as of December 31,2022	7	5
Treasury stock, at cost, 700,000 shares as of March 31, 2023 and December 31, 2022	(4,445)	(4,445)
Additional paid-in capital	684,643	617,233
Accumulated other comprehensive loss	(25,841)	(24,145)
Accumulated deficit	(471,076)	(433,396)
Total stockholders’ equity	183,288	155,252
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$521,013	$552,463
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2022	50,000	$—	47,037,699	$5	$(4,445)	$617,233	$(24,145)	$(433,396)	$155,252
Issuance of common stock in rights offering	—	—	19,561,050	2	—	47,600	—	—	47,602
Issuance of common stock in registered direct offering	—	—	6,357,341	—	—	13,890	—	—	13,890
Shares issued in connection with employee stock plans	—	—	215,145	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	5,920	—	—	5,920
Other comprehensive loss	—	—	—	—	—	—	(1,696)	—	(1,696)
Net loss	—	—	—	—	—	—	—	(37,680)	(37,680)
Balance at March 31, 2023	50,000	$—	73,174,547	$7	$(4,445)	$684,643	$(25,841)	$(471,076)	$183,288

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2021	—	$—	42,296,121	$4	$(4,445)	$586,349	$(3,725)	$(155,692)	$422,491
Shares issued in connection with options exercise, net exercised	—	—	342,661	—	—	1,369	—	—	1,369
Shares issued in connection with employee stock plans	—	—	2,475,511	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	6,539	—	—	6,539
Other comprehensive income	—	—	—	—	—	—	7,510	—	7,510
Net income	—	—	—	—	—	—	—	5,543	5,543
Balance at March 31, 2022	—	$—	45,117,605	$4	$(4,445)	$594,257	$3,785	$(150,149)	$443,452
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(37,680)	$5,543
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,936	3,505
Stock-based compensation	5,219	6,539
Fair value remeasurement of liabilities	2,826	(19,298)
Loss on extinguishment of debt	1,848	—
Impairment of digital assets	—	2,359
Amortization of right of use assets	2,330	1,990
Inventory reserve charges	5,761	—
Deferred income taxes	(1,781)	(2,808)
Other, net	192	(5)
Changes in operating assets and liabilities:
Receivables, net	5,614	(1,566)
Inventories	4,534	1,102
Contract assets	457	(136)
Prepaid expenses and other assets	4,674	(5,612)
Accounts payable	(7,737)	(5,527)
Accrued salaries, wages, and employee benefits	641	(1,013)
Deferred revenues	(3,351)	(12,082)
Operating lease liabilities	(2,491)	(2,454)
Other, net	(4,442)	(6,068)
Net cash used in operating activities	(21,450)	(35,531)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,851)	(1,700)
Net cash used in investing activities	(1,851)	(1,700)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in rights offering, net	47,600	—
Proceeds from issuance of common stock in registered direct offering, net	13,890	—
Proceeds from exercise of stock options	—	1,369
Repayment of long-term debt	(45,400)	(799)
Net cash provided by financing activities	16,090	570
Effect of exchange rate changes on cash and cash equivalents	(17)	137
Net decrease in cash and cash equivalents and restricted cash	(7,228)	(36,524)
Balance, beginning of year	$35,449	$75,486
Balance, end of period	$28,221	$38,962
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$24,737	$32,945
Restricted cash	3,484	6,017
Total	$28,221	$38,962
Supplemental Disclosures
Cash (refunded) paid for income taxes	$(979)	$1,274
Cash paid for interest	$5,402	$3,871
Supplemental Disclosure of Non-Cash Activities
Right of use assets in exchange for lease liabilities	$1,382	$503
Shares issued for the commitment fee for registered direct offering	$1,250	$—
Shares issued pursuant to a license, services and collaboration agreement	$125	$125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
PLBY Group, Inc. (the “Company”, “PLBY”, “we”, “our” or “us”), together with its subsidiaries, through which it conducts business, is a global consumer and lifestyle company marketing the Playboy brand through a wide range of direct-to-consumer products, licensing initiatives, digital subscriptions and content, and location-based entertainment, in addition to the sale of direct-to-consumer products through its Honey Birdette and Lovers brands.
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Refer to Note 17, Segments.
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
The Company follows a monthly reporting calendar, with its fiscal year ending on December 31. Prior to the third quarter of 2022, Honey Birdette (Aust) Pty Limited (“Honey Birdette”), which the Company acquired in August 2021 had different fiscal quarter and year ends than the Company. Honey Birdette followed a fiscal calendar widely used by the retail industry which resulted in a fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to December 31. Honey Birdette’s fiscal year previously consisted of four 13-week quarters, with an extra week added to each fiscal year every five or six years. Honey Birdette’s first fiscal quarter in 2022 consisted of 13 weeks. The difference in prior fiscal periods for Honey Birdette and the Company is immaterial and no related adjustments have been made in the preparation of these unaudited condensed consolidated financial statements.
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of March 31, 2023, and the interim condensed consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of March 31, 2023 and our results of operations and cash flows for the three months ended March 31, 2023 and 2022. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three-month periods are also unaudited. The interim condensed consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the Securities and Exchange Commission on March 16, 2023.
Reclassifications
Certain prior period amounts in the condensed consolidated statements of operations and condensed consolidated balance sheet have been reclassified to conform with the current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We regularly assess these estimates, including but not limited to, valuation of our trademarks and trade name; valuation of our contingent consideration liabilities; valuation of our only authorized and issued preferred stock (our “Series A Preferred Stock”); pay-per-view and video-on-demand buys, and monthly subscriptions to our television and digital content; the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; and stock-based compensation expense. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
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
The following table represents receivables from the Company’s customers exceeding 10% of its total as of March 31, 2023 and December 31, 2022:

Customer	March 31, 2023	December 31, 2022
Customer A	36%	24%
Customer B	20%	*
*Indicates receivables for the customer did not exceed 10% of the Company’s total as of March 31, 2023 and December 31, 2022.
The following table represents revenue from the Company’s customers exceeding 10% of its total for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Customer	2023	2022
Customer A	10%	*
Customer B	*	*
*Indicates revenues for the customer did not exceed 10% of the Company’s total for the three months ended March 31, 2023 and 2022.
Restricted Cash
At March 31, 2023 and December 31, 2022, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters, as well as Honey Birdette’s term deposit in relation to its Sydney office lease.
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $4.3 million and $7.1 million for the three months ended March 31, 2023 and 2022, respectively. We also have various arrangements with collaborators pursuant to which we reimburse them for a portion of their advertising costs in the form of co-op marketing which provide advertising benefits to us. The costs that we incur for such advertising costs are recorded as a reduction of revenue.

Assets and Liabilities Held for Sale

We classify assets and liabilities as held for sale, collectively referred to as the disposal group, when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, it is unlikely that significant changes will be made to the plan, the assets are available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated and the sale of the assets is expected to be completed within one year. A disposal group that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The fair value of a disposal group less any costs to sell is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

In the first quarter of 2023, the Company initiated a plan to sell its Yandy Enterprises LLC (“Yandy”) business, previously included within the Direct-to-Consumer segment. As of March 31, 2023, the Company determined that Yandy’s disposal group met the conditions to be classified as held for sale. Yandy’s assets and liabilities held for sale were classified as current in the Condensed Consolidated Balance Sheet as of March 31, 2023. Refer to Note 3, Assets and Liabilities Held for Sale, for additional information. The sale was completed on April 4, 2023. Refer to Note 18, Subsequent Events.
Comprehensive (Loss) Income
Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting stockholders’ deficit that, under GAAP, are excluded from net loss and net income. Our other comprehensive (loss) income represents foreign currency translation adjustments attributable to Honey Birdette’s operations. Refer to the Condensed Consolidated Statements of Comprehensive (Loss) Income.
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
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements applicable to the Company for the quarter ended March 31, 2023.
Accounting Pronouncements Issued but Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) in response to concerns about structural risks in accounting for reference rate reform. That ASU clarifies certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that affected by the discontinuing transition. LIBOR is used as an index rate for our Term Loan as of December 31, 2022 and March 31, 2023 (see Note 9, Debt).
If reference rates are discontinued, the existing contracts will be modified to replace the discontinued rate with a replacement rate. For accounting purposes, such contract modifications would have to be evaluated to determine whether the modified contract is a new contract or a continuation of an existing contract. If they are considered new contracts, the previous contract would be extinguished. Under one of the optional expedients of ASU 2020-04, modifications of contracts within the scope of Topic 310, Receivables, and Topic 470, Debt, will be accounted for by prospectively adjusting the effective interest rates and no such evaluation is required. When elected, the optional expedient for contract modifications must be applied consistently for all eligible contracts or eligible transactions. Upon amendment and restatement of our Credit Agreement on May 10, 2023, LIBOR was replaced with SOFR, See Note 18, Subsequent Events. We are in the process of evaluating the impact of this pronouncement on our financial assets and liabilities where LIBOR was previously used as an index rate.

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
For cash equivalents, receivables and certain other current assets and liabilities at March 31, 2023 and December 31, 2022, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the refinancing of our senior secured debt in May 2021, its amendment in August 2021, August 2022, December 2022 and February 2023, we believe that its carrying value approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 9, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(643)	$(643)
Mandatorily redeemable preferred stock	—	—	(42,117)	(42,117)
Total liabilities	$—	$—	$(42,760)	$(42,760)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(835)	$(835)
Mandatorily redeemable preferred stock	—		(39,099)	(39,099)
Total Liabilities	$—	$—	$(39,934)	$(39,934)
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
Contingent consideration liability relates to the contingent consideration recorded in connection with the acquisition of GlowUp Digital Inc. (“GlowUp”), which represents the fair value for shares which may be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of March 31, 2023 and December 31, 2022.

We recorded the acquisition-date fair value of the contingent liability as part of the consideration transferred. The fair value of contingent and deferred consideration was estimated using either (i) a Monte Carlo simulation analysis in an option pricing framework, using revenue projections, volatility and stock price as key inputs or (ii) a scenario-based valuation model using probability of payment, certain cost projections, and either discounting (in the case of cash-settled consideration) or stock price (for share-settled consideration) as key inputs. The analysis approach was chosen based on the terms of each purchase agreement and our assessment of appropriate methodology for each case. The contingent payments and value of stock issuances are subsequently remeasured to fair value each reporting date using the same fair value estimation method originally applied with updated estimates and inputs as of March 31, 2023. We recorded $0.2 million and $19.3 million of fair value change as a result of contingent liabilities fair value remeasurement during the three months ended March 31, 2023 and 2022, respectively. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial issuance date), and our subsequent Series A Preferred Stock liability, valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. The fair value option was elected for Series A Preferred Stock liability, as we believe fair value best reflects the expected future economic value. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. We recorded $3.0 million of fair value change in nonoperating expense as a result of remeasurement of the fair value of our Series A Preferred Stock during the three months ended March 31, 2023. We classified financial liabilities associated with our Series A Preferred Stock as Level 3 due to the lack of relevant observable inputs. Changes in key assumptions, namely preferred stock yields and interest rate volatility, could have an impact on the fair value of our Series A Preferred Stock.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 and measured at fair value on a recurring basis for the three months ended March 31, 2023 (in thousands):

	Contingent Consideration	Mandatorily Redeemable Preferred Stock Liability	Total
Balance at December 31, 2022	$835	$39,099	$39,934
Change in fair value	(192)	3,018	2,826
Balance at March 31, 2023	$643	$42,117	$42,760
The decrease in the fair value of the contingent consideration for the three months ended March 31, 2023 was primarily due to a decrease in a price per share of our common stock. The increase in the fair value of our Series A Preferred Stock since issuance was primarily due to a decrease in observed preferred stock yields in the market.
Assets and Liabilities Held for Sale

We initially measure an asset that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. We assess the fair value of an asset less costs to sell each reporting period that it remains classified as held for sale, and report any subsequent changes as an adjustment to the carrying amount of the asset. Assets are not depreciated or amortized while they are classified as held for sale.

The assumptions used in measuring fair value of assets and liabilities held for sale are considered Level 3 inputs, which include recent purchase offers and market comparables. During the three months ended March 31, 2023, we recorded no impairment charges related to assets and liabilities held for sale.
Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, our non-financial instruments, which primarily consist of goodwill, intangible assets, including digital assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. Recognized losses related to the impairment of our digital assets during the three months ended March 31, 2023 were immaterial, and the fair value of our digital assets was $0.3 million as of March 31, 2023. During the three months ended March 31, 2022 we recognized $2.4 million of losses related to the impairment of our digital assets, which had a fair value of $0.3 million as of December 31, 2022. Fair value of digital assets held are predominantly based on Level 1 inputs.

3. Assets and Liabilities Held for Sale

In the first quarter of 2023, the Company initiated a plan to sell Yandy, a business unit that operated within the Direct-to-Consumer segment. This action was taken in pursuit of the Company’s strategy to move to a capital-light business model entirely focused on its most valuable brands, Playboy and Honey Birdette. As of March 31, 2023, the Company determined that Yandy’s disposal group met the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as assets and liabilities held for sale but did not qualify as discontinued operations as the divestiture of Yandy did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

The following table presents information related to the assets and liabilities that were classified as held for sale in our condensed consolidated balance sheet as of March 31, 2023 (in thousands):

March 31, 2023
Assets
Cash and cash equivalents	$10
Receivables, net of allowance for credit losses	437
Inventories, net	4,209
Prepaid expenses and other current assets	86
Property and equipment, net	352
Other noncurrent assets	180
Total assets held for sale	$5,274
Liabilities
Accounts payable	$146
Accrued salaries, wages, and employee benefits	103
Deferred revenues	93
Other current liabilities and accrued expenses	2,818
Total liabilities held for sale	$3,160

The Yandy sale was completed on April 4, 2023. Refer to Note 18, Subsequent Events, for additional information.

4. Revenue Recognition
Contract Balances
Our contract assets relate to the Trademark Licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $15.8 million and $16.2 million as of March 31, 2023 and December 31, 2022, respectively. Contract liabilities were $28.7 million and $32.2 million as of March 31, 2023 and December 31, 2022, respectively. The changes in such contract balances during the three months ended March 31, 2023 primarily relate to (i) $12.1 million of revenues recognized that were included in gross outstanding contract balances at December 31, 2022, (ii) a $1.5 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, (iii) $7.6 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional, and (iv) a $0.1 million decrease in contract assets due to certain trademark licensing contract modifications and terminations.
Contract assets were $17.5 million and $17.4 million as of March 31, 2022 and December 31, 2021, respectively. Contract liabilities were $41.5 million and $53.6 million as of March 31, 2022 and December 31, 2021, respectively. The changes in such contract balances during the three months ended March 31, 2022 primarily relate to (i) $15.7 million of revenues recognized that were included in gross contract liabilities at December 31, 2021, (ii) a $1.3 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, and (iii) $2.2 million of contract assets reclassified into accounts receivable as a result of rights to consideration becoming unconditional.

Future Performance Obligations
As of March 31, 2023, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $203.7 million, of which $197.6 million relates to Trademark Licensing, $5.2 million relates to Magazine and Digital Subscriptions, and $0.9 million relates to other obligations. Unrecognized revenue of the Trademark Licensing revenue stream will be recognized over the next seven years, of which 74% will be recognized in the first five years. Unrecognized revenue of the Magazine and Digital Subscriptions revenue stream will be recognized over the next five years, of which 37% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended March 31, 2023
	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$9,693	$—	$—	$—	$9,693
Digital subscriptions and products	—	—	2,690	4	2,694
TV and cable programming	—	—	2,048	—	2,048
Consumer products	—	37,006	—	—	37,006
Total revenues	$9,693	$37,006	$4,738	$4	$51,441

	Three Months Ended March 31, 2022
	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$14,561	$—	$—	$—	$14,561
Magazine, digital subscriptions and products	—	—	2,300	435	2,735
TV and cable programming	—	—	2,440	—	2,440
Consumer products	—	49,642	—	—	49,642
Total revenues	$14,561	$49,642	$4,740	$435	$69,378
The following table disaggregates revenue by point-in-time versus over time (in thousands):

	Three Months Ended March 31,
	2023	2022
Point in time	$37,581	$49,733
Over time	13,860	19,645
Total revenues	$51,441	$69,378

5. Inventories, Net

The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands). The table excludes $4.2 million of Yandy’s inventory, which is included in assets held for sale in the unaudited condensed consolidated balance sheet as of March 31, 2023. Refer to Note 3, Assets and Liabilities Held for Sale.

	March 31, 2023	December 31, 2022
Editorial and other pre-publication costs	$376	$690
Merchandise finished goods	18,209	32,399
Total	$18,585	$33,089

At March 31, 2023 and December 31, 2022, reserves for slow-moving and obsolete inventory related to merchandise finished goods amounted to $9.7 million and $5.0 million, respectively. Reserves for slow-moving and obsolete inventory as of March 31, 2023 exclude $1.0 million of Yandy’s inventory reserve, which is included in assets held for sale in the unaudited condensed consolidated balance sheet as of March 31, 2023. Refer to Note 3, Assets and Liabilities Held for Sale.
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid taxes	$1,603	$3,150
Deposits	157	205
Prepaid insurance	1,381	1,074
Contract assets, current portion	2,747	2,559
Prepaid software	1,834	3,739
Prepaid inventory not yet received	2,621	3,491
Prepaid platform fees	630	1,126
Other	2,205	2,416
Total	$13,178	$17,760
In the first quarter of 2023, we significantly restructured our technology expenses, and cost-excessive and under-utilized software packages were either terminated or not renewed upon expiration of applicable agreements. This resulted in a restructuring charge of $5.0 million recorded in selling and administrative expenses in the condensed consolidated results of operations for the three months ended March 31, 2023, out of which $1.5 million was the accelerated amortization of prepaid software.
7. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$14,101	$13,461
Construction in progress	1,233	782
Equipment	3,663	4,103
Internally developed software	8,498	7,096
Furniture and fixtures	1,954	2,185
Total property and equipment, gross	29,449	27,627
Less: accumulated depreciation	(11,298)	(10,252)
Total	$18,151	$17,375
The aggregate depreciation expense related to property and equipment, net was $1.4 million for each of the three months ended March 31, 2023 and 2022.

8. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued interest	$1,556	$2,096
Accrued agency fees and commissions	8,768	7,785
Outstanding gift cards and store credits	2,863	4,592
Inventory in transit	2,438	7,231
Sales taxes	4,179	5,552
Other	5,361	6,483
Total	$25,165	$33,739

9. Debt
The following table sets forth our debt (in thousands):

	March 31, 2023	December 31, 2022
Term loan, due 2027 (as amended)	$156,213	$201,613
Total debt	156,213	201,613
Less: unamortized debt issuance costs	(1,344)	(1,822)
Less: unamortized debt discount	(4,899)	(6,616)
Total debt, net of unamortized debt issuance costs and debt discount	149,970	193,175
Less: current portion of long-term debt	(1,600)	(2,050)
Total debt, net of current portion	$148,370	$191,125
On February 17, 2023, we entered into Amendment No. 4 (the “Fourth Amendment”) to the Credit and Guaranty Agreement, dated as of May 25, 2021 (as previously amended on August 11, 2021, August 8, 2022 and December 6, 2022, the “Credit Agreement”, and as further amended by the Fourth Amendment), by and among PLBY, Playboy Enterprises, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent, which, among other things: (i) required that the mandatory prepayment of 80% of PLBY’s equity offering proceeds apply only to PLBY’s $50 million rights offering completed in February 2023 (thereby reducing the applicable prepayment cap to $40 million), (ii) required an additional $5 million prepayment by us as a condition to completing the Fourth Amendment, and (iii) reduced the prepayment threshold for waiving our Total Net Leverage Ratio (as defined in the Credit Agreement) financial covenant through June 30, 2024 to $70 million (from the prior $75 million prepayment threshold). Such $70 million of prepayments has been achieved by the Company through the combination of a $25 million prepayment in December 2022, the $40 million prepayment made in connection with the rights offering in February 2023, and the additional $5 million prepayment made at the completion of the Fourth Amendment. The stated interest rate of the term loan (the “Term Loan”) pursuant to the Credit Agreement as of March 31, 2023 and December 31, 2022 was 11.20% and 11.01%, respectively.
As a result of the prepayments described above, we obtained a waiver of the Total Net Leverage Ratio covenant through the second quarter of 2024, eliminated the cash maintenance covenants, eliminated the lenders’ board observer rights and eliminated applicable additional margin which had previously been provided for under the Credit Agreement, as amended. The other terms of the Credit Agreement otherwise remain substantially unchanged. Compliance with the financial covenants as of March 31, 2023 and December 31, 2022 was waived pursuant to the terms of the third amendment of the Credit Agreement.
The fifth amendment to the Credit Agreement was subsequently entered into on April 4, 2023 to permit, among other things, the sale (the “Yandy Sale”) of our wholly-owned subsidiary, Yandy Enterprises, LLC, and that the proceeds of such sale would not be required to prepay the loans under the Credit Agreement (as amended); provided that at least 30% of the consideration for the Yandy Sale was paid in cash. On May 10, 2023, we then amended and restated the Credit Agreement to reduce the interest rate applicable to our senior secured debt, eliminate our Series A Preferred Stock, obtain additional covenant relief and obtain additional funding. See Note 18, Subsequent Events.

The following table sets forth maturities of the principal amount of our Term Loan as of March 31, 2023 (in thousands):

Remainder of 2023	$1,200
2024	1,600
2025	1,600
2026	1,600
2027	150,213
Total	$156,213

10. Stockholders’ Equity
Common Stock
Common stock reserved for future issuance consists of the following:

	March 31, 2023	December 31, 2022
Shares available for grant under equity incentive plans	2,476,141	492,786
Options issued and outstanding under equity incentive plans	2,584,078	2,599,264
Unvested restricted stock units	1,792,292	2,058,534
Vested restricted stock units not yet settled	16,885	11,761
Unvested performance-based restricted stock units	1,089,045	1,089,045
Shares to be issued pursuant to a license, services and collaboration agreement	45,262	48,574
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	8,252,819	6,549,080
On January 24, 2023, we issued 6,357,341 shares of our common stock in a registered direct offering to a limited number of investors, out of which 489,026 shares of our common stock were issued in relation to the $1.25 million commitment fee for the registered direct offering. We received $15 million in gross proceeds from the registered direct offering, and net proceeds of $13.9 million, after the payment of offering fees and expenses.
We also completed a rights offering in February 2023, pursuant to which we issued 19,561,050 shares of common stock. We received net proceeds of $47.6 million from the rights offering, after the payment of offering fees and expenses. We used $45 million of the net proceeds from the rights offering for repayment of debt under our Credit Agreement, with the remainder to be used for other general corporate purposes.
11. Mandatorily Redeemable Preferred Stock
In each of May 2022 and August 2022, the Company issued and sold 25,000 shares, for a total 50,000 shares, of Series A Preferred Stock at a price of $1,000 per share.
At any time, the Company has the right, at its option, to redeem the Series A Preferred Stock, in whole or in part. The Company will also be required to redeem the Series A Preferred Stock in full on September 30, 2027, or upon certain changes of control of the Company, subject to the terms of the Certificate of Designation for the Series A Preferred Stock.
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
We recorded $3.0 million of fair value change in nonoperating expense as a result of remeasurement of the fair value of our Series A Preferred Stock liability during the three months ended March 31, 2023. The fair value of our Series A Preferred Stock liability was $42.1 million and $39.1 million as of March 31, 2023 and December 31, 2022, respectively, which included cumulative unpaid dividends in the aggregate of $3.2 million and $2.1 million, respectively, and per share amounts of $127.09 and $84.40, respectively.

On May 10, 2023, we amended and restated the Credit Agreement to reduce the interest rate applicable to, among other things, eliminate our outstanding Series A Preferred Stock, as of such date. See Note 18, Subsequent Events.
12. Stock-Based Compensation
As of March 31, 2023, 7,835,715 shares of common stock had been authorized for issuance under our 2021 Equity and Incentive Compensation Plan (“2021 Plan”) and 6,287,687 shares of common stock were originally reserved for issuance under our 2018 Equity Incentive Plan (“2018 Plan”); however, no further grants may be made pursuant to the 2018 Plan.
Stock Option Activity
A summary of the stock option activity under our equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2022	2,599,264	$8.41	7.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and cancelled	(15,186)	28.08	—	—
Balance – March 31, 2023	2,584,078	$8.30	6.8	$—
Exercisable – March 31, 2023	2,212,341	$7.33	6.6	$—
Vested and expected to vest as of March 31, 2023	2,584,078	$—	6.8	$—
There were no options granted in the first quarter of 2023 or 2022.
Restricted Stock Units
A summary of restricted stock unit activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share

Unvested and outstanding balance at December 31, 2022	2,058,534	$12.79
Granted	—	—
Vested	(179,580)	22.24
Forfeited	(86,662)	15.40
Unvested and outstanding balance at March 31, 2023	1,792,292	$11.71
The total fair value of restricted stock units that vested during the three months ended March 31, 2023 and 2022 was approximately $0.4 million and $4.5 million, respectively. We had 16,885 outstanding and fully vested restricted stock units that remained unsettled at March 31, 2023, all of which are expected to be settled in 2023. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net (loss) income per share for the three months ended March 31, 2023.
There was no activity with respect to performance-based restricted stock units during the three months ended March 31, 2023. Performance-based restricted stock units for 1,089,045 shares were unvested and outstanding as of March 31, 2023 and December 31, 2022.

Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales(1)	$373	$879
Selling and administrative expenses(2)	4,846	5,660
Total	$5,219	$6,539
_______
(1)    Cost of sales includes $0.2 million and $0.1 million of stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license, services and collaboration agreement for the three months ended March 31, 2023 and 2022, respectively.
(2)    Selling and administrative expenses for the three months ended March 31, 2023 include $1.0 million of accelerated amortization of stock-based compensation expense for certain equity awards during the three months ended March 31, 2023.
The expense presented in the table above is net of capitalized stock-based compensation relating to software development costs of $0.7 million during the three months ended March 31, 2023.
At March 31, 2023, total unrecognized compensation cost related to unvested stock option awards was $2.1 million and is expected to be recognized over the remaining weighted-average service period of 0.96 years. At March 31, 2023, total unrecognized compensation cost related to unvested performance-based restricted stock units and restricted stock units was $20.2 million and is expected to be recognized over the remaining weighted-average service period of 1.97 years.

13. Commitments and Contingencies
Leases
Lease cost associated with operating leases for the three months ended March 31, 2023 and 2022 is included in the table below.
As of March 31, 2023 and December 31, 2022 the weighted average remaining term of our operating leases was 5.3 years and 5.4 years, respectively, and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 6.1% and 6.0%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $3.3 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively. Right of use assets obtained in exchange for new operating lease liabilities were $1.4 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.
Net lease cost recognized in our unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$3,070	$3,110
Variable lease cost	808	580
Short-term lease cost	716	427
Sublease income	(69)	(64)
Total	$4,525	$4,053

Maturities of our operating lease liabilities as of March 31, 2023 are as follows (in thousands):

Amounts
Remainder of 2023	$9,366
2024	11,348
2025	9,621
2026	8,877
2027	6,081
Thereafter	9,563
Total undiscounted lease payments	54,856
Less: imputed interest	(9,327)
Total operating lease liabilities	$45,529

Operating lease liabilities, current portion	$9,933
Operating lease liabilities, noncurrent portion	$35,596
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
On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. We filed a motion for summary judgment, which is scheduled to be heard by the court on June 6, 2023. Trial is set for January 22, 2024. The parties are currently engaged in discovery. We believe AVS’ claims and allegations are without merit, and we will defend this matter vigorously.

TNR Case
On December 17, 2021, Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”), filed a complaint in the U.S. District Court for the Central District of California against Playboy and its subsidiary Products Licensing, LLC. TNR alleges a variety of claims relating to Playboy’s termination of a license agreement with TNR and the business relationship between Playboy and TNR prior to such termination. TNR alleges, among other things, breach of contract, unfair competition, breach of the implied covenant of good faith and fair dealing, and interference with contractual and business relations due to Playboy’s conduct. TNR is seeking over $100 million in damages arising from the loss of expected profits, declines in the value of TNR’s business, unsalable inventory and investment losses. After Playboy indicated it would move to dismiss the complaint, TNR received two extensions of time from the court to file an amended complaint. TNR filed its amended complaint on March 16, 2022. On April 25, 2022, Playboy filed a motion to dismiss the complaint. That motion was partially granted, and the court dismissed TNR’s claims under California franchise laws without leave to amend. The parties participated in a court-ordered mediation on February 3, 2023, which did not result in any settlement or resolution of the remaining claims asserted by TNR against Playboy. A trial date has been set for December 5, 2023. We believe TNR’s claims and allegations are without merit, and we will defend this matter vigorously.
14. Severance Costs
We incurred severance costs during the three months ended March 31, 2023 due to the reduction of headcount as we shift our business to a capital-light model. We did not incur such costs during the three months ended March 31, 2022. We recorded severance costs of $1.7 million in accrued salaries, wages, and employee benefits on our unaudited condensed consolidated balance sheets as of March 31, 2023 and in selling and administrative expenses on our unaudited condensed consolidated statements of operations for the three months ended March 31, 2023. We also recorded an additional stock-based compensation expense of $1.0 million in selling and administrative expenses on our unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 due to acceleration of certain equity awards as a result of the severance during the three months ended March 31, 2023. The total liability related to the reduction of headcount was $1.7 million as of March 31, 2023.
15. Income Taxes
For the three months ended March 31, 2023 and 2022, our provision for income taxes was a benefit of $1.7 million and $2.8 million, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 was 4.4% and (100.9)%, respectively. The effective tax rate for the three months ended March 31, 2023 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, Section 162(m) limitations, stock compensation shortfall deductions and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, Section 162(m) limitations, stock compensation windfall deductions, a contingent consideration fair market value adjustment related to prior acquisitions, foreign income taxes and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles.
16. Net (Loss) Income Per Share
The following table sets forth basic and diluted net (loss) income per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(37,680)	$5,543
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	65,159,156	45,913,694
Dilutive potential common stock outstanding:
Stock options and RSUs	—	1,671,950
Weighted average common shares outstanding for diluted	65,159,156	47,585,644
Basic net (loss) income per share	(0.58)	0.12
Diluted net (loss) income per share	$(0.58)	$0.12

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	2,584,078	246,842
Unvested restricted stock units	1,792,292	—
Unvested performance-based restricted stock units	1,089,045	—
17. Segments
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Direct-to-Consumer segment derives revenue from sales of consumer products sold through third-party retailers, online direct-to-customer or brick-and-mortar through our recently acquired sexual wellness chain, Lovers, with 41 stores in five states (40 stores as of March 31, 2022), and lingerie company, Honey Birdette, with 58 stores in three countries as of March 31, 2023. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including domestic and international television, sales of tokenized digital art and collectibles, and sales of creator content offerings to consumers on playboy.com.
At the end of the first quarter of 2023, we entered into a joint venture (“Playboy China”) with Charactopia Licensing Limited, the brand management unit of Fung Group, that will jointly own and operate the Playboy consumer products business in mainland China, Hong Kong and Macau. Playboy China is expected to invigorate our China-market Playboy Direct-to-Consumer and Licensing businesses, building on Playboy’s current roster of licensees and online storefronts by maximizing revenue from existing licensees and generating additional revenue by expanding into new product categories with new licensees. We incurred $1.3 million of costs associated with the formation of Playboy China joint venture in the first quarter of 2023.
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. Total asset information is not included in the tables below as it is not provided to and reviewed by our CODM. The “All Other” line items for 2022 in the table below are primarily attributable to revenues and costs related to the fulfillment of magazine subscription obligations, which do not meet the quantitative threshold for determining reportable segments. We discontinued publishing Playboy magazine in the first quarter of 2020. The “Corporate” line item in the tables below includes certain operating expenses that are not allocated to the reporting segments presented to our CODM. These expenses include legal, human resources, accounting/finance, information technology and facilities. The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies.
The following table sets forth financial information by reportable segment (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenues:
Licensing	$9,693	$14,561
Direct-to-Consumer	37,006	49,642
Digital Subscriptions and Content	4,738	4,740
All Other	4	435
Total	$51,441	$69,378
Operating (loss) income:
Licensing	$3,565	$9,759
Direct-to-Consumer	(17,453)	588
Digital Subscriptions and Content	(609)	(3,104)
Corporate	(14,938)	(726)
All Other	(5)	372
Total	$(29,440)	$6,889

Geographic Information
Revenue by geography is based on where the customer is located. The following tables set forth revenue by geographic area for the the months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenues:
United States	$31,847	$40,778
China	7,546	11,857
Australia	6,948	10,803
UK	2,507	2,992
Other	2,593	2,948
Total	$51,441	$69,378

18. Subsequent Events

On April 4, 2023, we entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”) to permit, among other things, the sale of our wholly-owned subsidiary, Yandy Enterprises, LLC, and that the proceeds of such sale would not be required to prepay the loans under the Credit Agreement (as amended through the Fifth Amendment); provided that at least 30% of the consideration for the Yandy Sale was paid in cash.

On April 4, 2023, we also completed the sale of all of the membership interests of our wholly-owned subsidiary, Yandy Enterprises, LLC, to an unaffiliated, private, third-party buyer (“Buyer”). The consideration paid by the Buyer for the Yandy Sale consisted of $1 million in cash and a $2 million secured promissory note, which accrues interest at 8% per annum, is payable over three years and is secured by substantially all the assets of Yandy and the Buyer’s interests in Yandy. The business component sold for an amount approximately equal to its carrying value. Transaction expenses incurred in connection with the sale were immaterial. In connection with the Yandy Sale, on April 4, 2023, we entered into a sublease agreement with Yandy (under its new ownership by Buyer) for Yandy’s warehouse on substantively the same terms as the original lease. As a result, Yandy’s warehouse right of use assets and related lease liabilities, including leasehold improvements associated with the lease remained on the Company’s condensed consolidated balance sheet as of March 31, 2023.
On May 10, 2023 (the “Restatement Date”), we entered into an amendment and restatement of our Credit Agreement (the “A&R Credit Agreement”), by and among Playboy Enterprises, Inc., as the borrower (the “Borrower”), the Company and certain other subsidiaries of the Company as guarantors (collectively, the “Guarantors”), the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and collateral agent (the “Agent”). The A&R Credit Agreement was entered into to reduce the interest rate applicable to our senior secured debt, eliminate our outstanding Series A Preferred Stock, obtain additional covenant relief and obtain additional funding.
In connection with the A&R Credit Agreement, Fortress Credit Corp. and its affiliates (together, “Fortress”) became our lender with respect to approximately 90% of the term loans under the A&R Credit Agreement (the “A&R Term Loans”), Fortress exchanged 50,000 shares of the Company’s Series A Preferred Stock (representing all of the Company’s issued and outstanding preferred stock) for approximately $53.6 million of the A&R Term Loans, and Fortress extended an approximately $11.8 million of additional funding as part of the A&R Term Loans. As a result, the Company’s Series A Stock has been eliminated, and the principal balance of the A&R Term Loans under the A&R Credit Agreement is approximately $210 million (whereas the original Credit Agreement had an outstanding balance of approximately $156 million as of March 31, 2023).
The primary changes to the terms of the original Credit Agreement set forth in the A&R Credit Agreement, include:

•The apportioning of the original Credit Agreement’s term loans into approximately $20.6 million of Tranche A term loans (“Tranche A”) and approximately $189.4 million of Tranche B term loans (“Tranche B”, and together with Tranche A comprising the A&R Term Loans);

•Eliminating the prior amortization payments applicable to the total term loan under the original Credit Agreement and requiring that only the smaller Tranche A be subject to quarterly amortization payments of approximately $76,000 per quarter;

•The benchmark rate for the A&R Term Loans will be the applicable term of secured overnight financing rate as published by the Federal Reserve Bank of New York (“SOFR”) rather than LIBOR;

•As of the Restatement Date, Tranche A will accrue interest at SOFR plus 6.25%, with a SOFR floor of 0.50%;

•As of the Restatement Date, Tranche B will accrue interest at SOFR plus 4.25%, with a SOFR floor of 0.50%;

•No leverage covenants through the first quarter of 2025, with testing of a total net leverage ratio covenant commencing following the quarter ending March 31, 2025, which covenant will be initially set at 7.25:1.00, reducing in 0.25 increments per quarter until the ratio reaches 5.25:1.00 for the quarter ending March 31, 2027;

•The requisite lenders for approvals under the A&R Credit Agreement will no longer require two unaffiliated lenders when there are at least two unaffiliated lenders, except with respect to customary fundamental rights;

•The lenders will be entitled to appoint one observer to the Company’s board of directors (subject to certain exceptions), and the Company shall be responsible for reimbursing the board observer for all reasonable out-of-pocket costs and expenses; and

•Allowing the Company to make up to $15 million of stock buybacks through the term of the A&R Credit Agreement.

The interest rate applicable to borrowings under the A&R Term Loans may be adjusted on periodic measurement dates provided for under the A&R Credit Agreement based on the type of loans borrowed by the Company and the total leverage ratio of the Company at such time. The Company, at its option, may borrow loans which accrue interest at (i) a base rate (with a floor of 1.50%) or (ii) at SOFR, in each case plus an applicable per annum margin. The per annum applicable margin for Tranche A base rate loans is 5.25% or 4.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less, and the per annum applicable margin for Tranche A SOFR loans is 6.25% or 5.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less. With respect to Tranche B loans that are SOFR loans, the per annum applicable margin will be 4.25% and with respect to Tranche B loans that are base rate loans, the per annum applicable margin will be 3.25%. In addition, the A&R Term Loans will be subject to a credit spread adjustment of 0.10% per annum.

The A&R Term Loans are subject to mandatory prepayments under certain circumstances, with certain exceptions, from excess cash flow, the proceeds of the sale of assets, the proceeds from the incurrence of certain other indebtedness, and certain casualty and condemnation proceeds. The A&R Term Loans may be voluntarily prepaid by us at any time without any prepayment penalty. The A&R Credit Agreement does not include any minimum cash covenants.

The A&R Term Loans retained the same final maturity date of May 25, 2027 as the term loan under the original Credit Agreement. In connection with the A&R Credit Agreement, the Company was not required to pay any fees, but it is required to pay the lenders’ and the Agent’s legal expenses in connection with the transaction.

The obligations of the Borrower pursuant to the A&R Credit Agreement are guaranteed by the Company, certain current and future wholly-owned, domestic subsidiaries of the Company, and material foreign subsidiaries of the Company. In connection with the A&R Credit Agreement, the Borrower, the Company and the other Guarantors reaffirmed the senior security interest to the Agent in substantially all of the Borrower and Guarantors’ assets (including the stock of certain of their subsidiaries) in order to secure their obligations under the A&R Credit Agreement.

Substantially consistent with the original Credit Agreement, the A&R Credit Agreement contains customary representations and warranties and events of default, as well as various affirmative and negative covenants, including limitations on liens, indebtedness, mergers, investments, negative pledges, dividends, sale and leasebacks, asset sales, and affiliate transactions. Failure to comply with these covenants and restrictions could result in an event of default under the A&R Credit Agreement. In such an event, all amounts outstanding under the A&R Credit Agreement, together with any accrued interest, could then be declared immediately due and payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2023. As used herein, “we”, “us”, “our”, the “Company”, “PLBY” and “Playboy” refer to PLBY Group Inc. and its subsidiaries.
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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting us will be those that we anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the impact of public health crises and epidemics on the Company’s business; (2) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (3) the risk that the Company’s completed or proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from any transactions; (4) the ability to recognize the anticipated benefits of corporate transactions, commercial collaborations, commercialization of digital assets and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the Company's ability to retain its key employees; (5) costs related to being a public company, corporate transactions, commercial collaborations and proposed transactions; (6) changes in applicable laws or regulations; (7) the possibility that the Company may be adversely affected by global hostilities, supply chain delays, inflation, interest rates, foreign currency exchange rates or other economic, business, and/or competitive factors; (8) risks relating to the uncertainty of the projected financial information of the Company, including changes in the Company's estimates of the fair value of certain of our intangible assets, including goodwill; (9) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; (10) changing demand or shopping patterns for the Company's products and services; (11) failure of licensees, suppliers or other third-parties to fulfill their obligations to the Company; (12) the Company's ability to comply with the terms of its indebtedness and other obligations; (13) changes in financing markets or the inability of the Company to obtain financing on attractive terms; and (14) other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those under “Part II—Item 1A. Risk Factors”, and in “Part I—Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

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

Business Overview
We are a large, global consumer lifestyle company marketing our brands through a wide range of direct-to-consumer products, licensing initiatives, digital subscriptions and content, and online and location-based entertainment. We reach consumers worldwide with products across four key market categories: Sexual Wellness, including lingerie and intimacy products; Style and Apparel, including a variety of apparel and accessories products; Digital Entertainment and Lifestyle, including our creator platform, web and television-based entertainment, and our spirits and hospitality products; and Beauty and Grooming, including fragrance, skincare, grooming and cosmetics.

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
Shifting to a Capital-Light Business Model
We are pursuing a commercial strategy that relies on a more capital-light business model focused on revenue streams with higher margin, lower working capital requirements and higher growth potential. We intend to do this by leveraging our flagship Playboy brand to attract best-in-class strategic partners and scale our creator platform with influencers who embody our brand’s aspirational lifestyle. We are refocusing our two key growth pillars: first, strategically expanding our licensing business in key categories and territories. We will continue to use our licensing business as a marketing tool and brand builder, in particular through our high-end designer collaborations and our large-scale partnerships. Second, investing in our Playboy digital platform as we return to our roots as a place to see and be seen for creators and up and coming cultural influencers.

In connection with our shift to a capital-light business model and as a result of on-boarding our new Chief Financial Officer and Chief Operating Officer, Marc Crossman, as of March 22, 2023, we have conducted an in-depth review of the cost structure of our businesses and engaged in additional cost rationalization. Accordingly, we significantly restructured our technology expenses, and cost-excessive and under-utilized software packages were either terminated or not renewed upon expiration of applicable agreements. This resulted in a restructuring charge of $5.0 million for the three months ended March 31, 2023. In addition, we reduced headcount within the Playboy Direct-to-Consumer business and our corporate office, resulting in a severance charge of $1.7 million and additional stock-based compensation expenses of $1.0 million due to acceleration of certain equity awards during the three months ended March 31, 2023.

Furthermore, we had conducted an extensive review of our inventory balances as of March 31, 2023 and recorded additional inventory reserve charges of $5.8 million in the first quarter of 2023 to reflect the restructuring of the Playboy Direct-to-Consumer business as well as additional deterioration in consumer demand.
China Licensing Revenues
We have enjoyed substantial success in licensing our trademarks in China, where we are a major men’s apparel brand. Our licensing revenues from China (including Hong Kong) as a percentage of our total revenues were 13% and 16% for the three months ended March 31, 2023 and 2022, respectively. At the end of the first quarter of 2023, we entered into a joint venture (“Playboy China”) with Charactopia Licensing Limited, the brand management unit of Fung Group, that will jointly own and operate the Playboy consumer products business in mainland China, Hong Kong and Macau. Playboy China is expected to invigorate our China-market Playboy our China-market Playboy Direct-to-Consumer and Licensing businesses, building on Playboy’s current roster of licensees and online storefronts by maximizing revenue from existing licensees and generating additional revenue by expanding into new product categories with new licensees.

Seasonality of Our Consumer Product Sales
While we receive revenue throughout the year, our businesses have experienced, and may continue to experience, seasonality. For example, our licensing business under our consumer products business have historically experienced higher receipts in its first and third fiscal quarters due to the licensing fee structure in our licensing agreements which typically require advance payment of such fees during those quarters, but such payments can be subject to extensions or delays. Our direct-to-consumer businesses have historically experienced higher sales in the fourth quarter due to the U.S. holiday season, including Halloween, but the Yandy Sale and changing market conditions and demand could affect such sales. Historical seasonality of revenues may be subject to change as increasing pressure from competition and changes in economic conditions impact our licensees and consumers. Investment and growth in expanding our consumer products business may also impact the seasonality of our business in the future.
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
We generate revenue from trademark licenses for third-party consumer products, online gaming and location-based entertainment businesses, sales of our tokenized digital art and collectibles, and sales of creator offerings to consumers on our creator-led platform on playboy.com, in addition to sales of consumer products sold through third-party retailers or online direct-to-customer and from the subscription of our programming which is distributed through various channels, including websites and domestic and international television.
Trademark Licensing
We license trademarks under multi-year arrangements to consumer products, online gaming and location-based entertainment businesses. Typically, the initial contract term ranges between one to ten years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual non-refundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Earned royalties received in excess of the minimum guarantee (“Excess Royalties”) are typically payable quarterly. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize Excess Royalties only when the annual minimum guarantee is exceeded. In the event that the collection of any royalty becomes materially uncertain or unlikely, we recognize revenue from our licensing partners on a cash basis. Generally, Excess Royalties are recognized when they are earned.
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
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency fees, website expenses, marketplace traffic acquisition costs, credit card processing fees, personnel costs, including stock-based compensation, digital subscription-related operating expenses, costs associated with branding events, paper and printing costs, customer shipping and handling expenses, fulfillment activity costs and freight-in expenses.
Selling and Administrative Expenses
Selling and administrative expenses primarily consist of corporate office and retail store occupancy costs, personnel costs, including stock-based compensation, and contractor fees for accounting/finance, legal, human resources, information technology and other administrative functions, general marketing and promotional activities and insurance.

Contingent Consideration Fair Value Remeasurement Gain
Contingent consideration fair value remeasurement gain consists of non-cash changes in the fair value of contingent consideration recorded in conjunction with the acquisitions of Honey Birdette and GlowUp.
Impairments
Impairments consist of the impairments of digital assets, Playboy-branded trademarks, trade names, goodwill and certain other assets.
Nonoperating (Expense) Income
Interest expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs.
Loss on Extinguishment of Debt
In the first quarter of 2023, we recorded a partial extinguishment of debt in the amount of $1.8 million related to the write-off of unamortized debt discount and deferred financing costs as a result of $45 million in prepayments of our senior debt pursuant to the third and fourth amendments of our Credit Agreement in February 2023 (see Liquidity and Capital Resources section for definitions and additional details).
Fair Value Remeasurement Loss
Fair value remeasurement loss consists of changes to the fair value of mandatorily redeemable preferred stock liability related to its remeasurement.
Other Income (Expense), Net
Other income (expense), net consists primarily of other miscellaneous nonoperating items, such as bank charges and foreign exchange gains or losses as well as non-recurring transaction fees.
Benefit from Income Taxes

Benefit from income taxes consists of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our definite-lived U.S. federal and state deferred tax assets.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes key components of our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net revenues	$51,441	$69,378	$(17,937)	(26)%
Costs and expenses
Cost of sales	(30,146)	(28,900)	(1,246)	4%
Selling and administrative expenses	(50,927)	(50,528)	(399)	1%
Contingent consideration fair value remeasurement gain	192	19,298	(19,106)	(99)%
Impairments	—	(2,359)	2,359	(100)%
Total costs and expenses	(80,881)	(62,489)	(18,392)	29%
Operating (loss) income	(29,440)	6,889	(36,329)	*
Nonoperating (expense) income:
Interest expense	(5,209)	(4,050)	(1,159)	29%
Loss on extinguishment of debt	(1,848)	—	(1,848)	100%
Fair value remeasurement loss	(3,018)	—	(3,018)	100%
Other income (expense), net	116	(80)	196	*
Total nonoperating expense	(9,959)	(4,130)	(5,829)	141%
(Loss) income before income taxes	(39,399)	2,759	(42,158)	*
Benefit from income taxes	1,719	2,784	(1,065)	(38)%
Net (loss) income	(37,680)	5,543	(43,223)	*
Net (loss) income attributable to PLBY Group, Inc.	$(37,680)	$5,543	$(43,223)	*
_________________
*Not meaningful

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net revenues	100%	100%
Costs and expenses
Cost of sales	(59)	(42)
Selling and administrative expenses	(98)	(73)
Contingent consideration fair value remeasurement gain	—	28
Impairments	—	(3)
Total costs and expenses	(157)	(90)
Operating (loss) income	(57)	10
Nonoperating (expense) income:
Interest expense	(10)	(6)
Loss on extinguishment of debt	(4)	—
Fair value remeasurement loss	(6)	—
Other income (expense), net	—	—
Total nonoperating expense	(20)	(6)
(Loss) income before income taxes	(77)	4
Benefit from income taxes	4	4
Net (loss) income	(73)	8
Net (loss) income attributable to PLBY Group, Inc.	(73)%	8%
Net Revenues
The decrease in net revenues for the three months ended March 31, 2023 as compared to the prior year comparative period was primarily due to lower direct-to-consumer revenue of $4.9 million attributable to Yandy and $1.8 million attributable to Playboy e-commerce, a decrease of $6.0 million in our other direct-to-consumer businesses and $0.4 million in TV and cable programming revenue due to weaker consumer demand, offset by higher revenues attributable to our creator platform of $0.5 million. In addition, licensing revenue decreased by $4.9 million due to weaker consumer demand experienced by our China and U.S. licensees.
Cost of Sales
The increase in cost of sales for the three months ended March 31, 2023 as compared to the prior year comparative period was primarily due to an increase in inventory reserve charges of $5.8 million, out of which $3.3 million was attributable to Yandy and Playboy e-commerce, and $2.5 million was attributable to other direct-to-consumer businesses, partly offset by decreased cost of sales of $1.9 million primarily due to lower revenue at Yandy and lower direct-to-consumer product and shipping costs of $3.0 million due to fewer products sold. Yandy’s assets and liabilities were classified as held for sale as of March 31, 2023. See Note 3, Assets and Liabilities Held for Sale.
Selling and Administrative Expenses
The increase in selling and administrative expenses for the three months ended March 31, 2023 as compared to the prior year comparative period was primarily due to higher technology costs of $5.5 million, out of which $5.0 million was due to a restructuring charge taken on direct-to-consumer cloud-based software, and $1.7 million of salary and benefits related severance charges in connection with headcount reductions, partly offset by decreased marketing expenses of $3.2 million as a result of our reduction of digital marketing spend given inefficient returns on advertising spending, a $2.1 million reduction in expenses related to Yandy and lower stock-based compensation expense of $1.3 million, net of $1.0 million of additional stock-based compensation expense due to the acceleration of certain equity awards in connection with severance payments.
Contingent Consideration Fair Value Remeasurement Gain
The decrease in contingent consideration fair value remeasurement gain for the three months ended March 31, 2023 as compared to the prior year comparative period was due to the resolution of contingent consideration related to the acquisition of Honey Birdette during 2022 and partial settlement of the contingent consideration recorded in connection with the acquisition of GlowUp.

Impairments
The decrease in impairments for the three months ended March 31, 2023 as compared to the prior year comparative period was primarily due to higher impairment charges related to our digital assets of $2.4 million during the three months ended March 31, 2022 as a result of their fair value decreasing below their carrying value.
Nonoperating (Expense) Income
Interest Expense
The increase in interest expense for the three months ended March 31, 2023 as compared to the prior year comparative period was primarily due to the higher interest rate on our Term Loan of 11.20% in the first quarter of 2023 compared to 6.25% in the prior year comparative period related to our Term Loan, offset by elimination of interest expense related to the aircraft loan in the first quarter of 2022 of $0.1 million (which loan was repaid in September 2022, resulting in no interest on the aircraft loan in the first quarter of 2023) and reduced Term Loan interest from the lower outstanding principal balance of our Term loan due to mandatory prepayments made in the fourth quarter of 2022 and first quarter of 2023.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the three months ended March 31, 2023 represents a loss of $1.8 million on the partial extinguishment of debt related to $45 million of prepayments of our senior debt in the first quarter of 2023.
Fair Value Remeasurement Loss
The increase in fair value remeasurement loss for the three months ended March 31, 2023 as compared to the prior year comparative period was due to the remeasurement of our mandatorily redeemable preferred stock liability to its fair value at March 31, 2023.
Benefit from Income Taxes
The change in benefit from income taxes for the three months ended March 31, 2023 as compared to the prior year comparative period was primarily due to the decrease of disallowed Section 162(m) compensation, shortfall of stock-based compensation and change in valuation allowance due to the reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the three months ended March 31, 2023.
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
In addition to adjusting for non-cash stock-based compensation, non-cash charges for the fair value remeasurements of certain liabilities and non-recurring non-cash impairment and inventory reserve charges, we typically adjust for nonoperating expenses and income, such as non-recurring special projects including the implementation of internal controls, expenses associated with financing activities, reorganization and severance resulting in the elimination or rightsizing of specific business activities or operations.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(37,680)	$5,543
Adjusted for:
Interest expense	5,209	4,050
Loss on extinguishment of debt	1,848	—
Benefit from income taxes	(1,719)	(2,784)
Depreciation and amortization	1,936	3,505
EBITDA	(30,406)	10,314
Adjusted for:
Stock-based compensation	5,219	6,539
Inventory reserve charges	3,290	—
Write-down of capitalized software	4,973	—
Adjustments	3,265	1,289
Contingent consideration fair value remeasurement	(192)	(19,298)
Digital assets impairment	—	2,359
Mandatorily redeemable preferred stock fair value remeasurement	3,018	—
Adjusted EBITDA	$(10,833)	$1,203
•Inventory reserve charges for the three months ended March 31, 2023 related to non-cash inventory reserve charges, excluding certain ordinary inventory reserve items, recorded in the first quarter of 2023 to reflect the restructuring of the Playboy Direct-to-Consumer business.

•Write-down of capitalized software for the three months ended March 31, 2023 related to a restructuring charge taken on direct-to-consumer cloud-based software.
•Adjustments for the three months ended March 31, 2023 are primarily related to consulting, advisory and other costs relating to corporate transactions and other strategic opportunities as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.
•Contingent consideration fair value remeasurement for the three months ended March 31, 2023 relates to non-cash fair value change due to contingent liabilities fair value remeasurement resulting from the acquisition of GlowUp that remained unsettled as of March 31, 2023.
•Mandatorily redeemable preferred stock fair value remeasurement for the three months ended March 31, 2023 related to non-cash fair value change due to its fair value remeasurement.
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
•Digital assets impairment for the three months ended March 31, 2022 relates to impairment of digital assets recognized in the first quarter of 2022.

Segments
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Our segment disclosure is based on its intention to provide the users of our condensed consolidated financial statements with a view of the business from our perspective. We operate our business in three primary operating and reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Licensing operations include the licensing of one or more of our trademarks and/or images for consumer products and location-based entertainment businesses. Direct-to-Consumer operations include consumer products sold through third-party retailers or online direct-to-customer. Digital Subscriptions and Content operations include the production, marketing and sales of programming under the Playboy brand name, which is distributed through various channels, including domestic and international television, sales of tokenized digital art and collectibles, and sales of creator content offerings to consumers on playboy.com.
The following are our results of financial performance by segment for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net revenues:
Licensing	$9,693	$14,561	$(4,868)	(33)%
Direct-to-Consumer	37,006	49,642	(12,636)	(25)%
Digital Subscriptions and Content	4,738	4,740	(2)	*
All Other	4	435	(431)	(99)%
Total	$51,441	$69,378	$(17,937)	(26)%
Operating (loss) income:
Licensing	$3,565	$9,759	$(6,194)	(63)%
Direct-to-Consumer	(17,453)	588	(18,041)	over 150%
Digital Subscriptions and Content	(609)	(3,104)	2,495	(80)%
Corporate	(14,938)	(726)	(14,212)	over 150%
All Other	(5)	372	(377)	*
Total	$(29,440)	$6,889	$(36,329)	*
_________________
*Not meaningful
Licensing
The decrease in net revenues for the three months ended March 31, 2023 compared to the comparable prior year period was primarily due to the decline in contractual revenue and overages from our licensees due to weaker consumer demand.
The decrease in operating income for the three months ended March 31, 2023 compared to the comparable prior year period was primarily due to a $4.9 million decline in licensing revenue and $1.3 million of costs associated with the formation of our Playboy China joint venture.
Direct-to-Consumer
The decrease in net revenues for the three months ended March 31, 2023 compared to the comparable prior year period was primarily due to lower direct-to-consumer revenue of $4.9 million attributable to Yandy and $1.8 million attributable to Playboy e-commerce, as well as a decrease of $6.0 million due to declines in consumer demand experienced by our other direct-to-consumer businesses, which was due to weaker consumer demand.
The increase in operating loss for the three months ended March 31, 2023 compared to the comparable prior year period was primarily due to lower gross profit as a result of lower revenue of $7.0 million, an increase in inventory reserve charges of $5.8 million, $5.0 million of restructuring charges taken on direct-to-consumer cloud-based software and technology, and approximately $0.4 million of severance charges.

Digital Subscriptions and Content
The flat net revenues for the three months ended March 31, 2023 compared to the comparable prior year period was primarily due to a decrease in TV and cable programming revenue of $0.4 million, offset by an increase in revenues attributable to our creator platform of $0.5 million.
The decrease in operating loss for the three months ended March 31, 2023 compared to the comparable prior year period was primarily attributable to $2.4 million lower impairment charges related to our digital assets.
All Other
Net revenues and operating loss both decreased by $0.4 million for the three months ended March 31, 2023, compared to the comparable prior year period. The decrease was primarily attributable to the recognized revenues related to the fulfillment of magazine subscription obligations in the first quarter of 2022 that did not reoccur in the subsequent periods, as a result of the cessation of publishing the magazine.
Corporate
The increase in corporate expenses for the three months ended March 31, 2023 compared to the comparable prior year period was primarily due to $19.1 million less in non-cash contingent liabilities fair value remeasurement gain relating to our 2021 acquisitions and $1.2 million of severance costs related to headcount reductions, partly offset by lower stock-based compensation expense of $1.3 million, net of $1.0 million of additional stock-based compensation expense due to the acceleration of certain equity awards in connection with severance payments, lower professional services costs of $2.3 million and lower recruiting costs of $1.0 million.

Liquidity and Capital Resources
Sources of Liquidity
Our main source of liquidity is cash generated from operating and financing activities, which primarily includes cash derived from revenue generating activities, in addition to proceeds from our issuance of debt, proceeds from registered offerings and proceeds from the issuance and sale of Series A Preferred Stock (as described further below). As of March 31, 2023, our principal source of liquidity was cash in the amount of $24.7 million which is primarily held in operating and deposit accounts.
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
On August 8, 2022, we issued and sold the remaining 25,000 shares of Series A Preferred Stock to the Purchaser at a price of $1,000 per share (the “Second Drawdown”), resulting in additional gross proceeds to us of $25.0 million. We incurred approximately $0.5 million of fees associated with the Second Drawdown, which were netted against the gross proceeds. As a result of the transaction, all of our authorized shares of Series A Preferred Stock were issued and outstanding as of August 8, 2022.
On January 24, 2023, we issued 6,357,341 shares of our common stock in a registered direct offering to a limited number of investors. We received $15 million in gross proceeds from the registered direct offering, and net proceeds of $13.9 million, after the payment of offering fees and expenses.
We also completed a rights offering in February 2023, pursuant to which we issued 19,561,050 shares of common stock. We received net proceeds of $47.6 million from the rights offering, after the payment of offering fees and expenses. We used $45 million of the net proceeds from the rights offering for repayment of debt under our Credit Agreement, with the remainder to be used for other general corporate purposes.
Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity will be sufficient to fund our operations, including lease obligations, debt service requirements, capital expenditures and working capital obligations for at least the next 12 months from the filing of this Quarterly Report. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. In the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.

Debt
On February 17, 2023, we entered into Amendment No. 4 (the “Fourth Amendment”) to the Credit and Guaranty Agreement, dated as of May 25, 2021 (as previously amended on August 11, 2021, August 8, 2022 and December 6, 2022, the “Credit Agreement”, and as further amended by the Fourth Amendment), by and among PLBY, Playboy Enterprises, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent, which, among other things: (i) required that the mandatory prepayment of 80% of PLBY’s equity offering proceeds apply only to PLBY’s $50 million rights offering completed in February 2023 (thereby reducing the applicable prepayment cap to $40 million), (ii) required an additional $5 million prepayment by us as a condition to completing the Fourth Amendment, and (iii) reduced the prepayment threshold for waiving our Total Net Leverage Ratio (as defined in the Credit Agreement) financial covenant through June 30, 2024 to $70 million (from the prior $75 million prepayment threshold). Such $70 million of prepayments has been achieved by the Company through the combination of a $25 million prepayment in December 2022, the $40 million prepayment made in connection with the rights offering in February 2023, and the additional $5 million prepayment made at the completion of the Fourth Amendment. The stated interest rate of the term loan (the “Term Loan”) pursuant to the Credit Agreement as of March 31, 2023 and December 31, 2022 was 11.20% and 11.01%, respectively.
As a result of the prepayments described above, we obtained a waiver of the Total Net Leverage Ratio covenant through the second quarter of 2024, eliminated the cash maintenance covenants, eliminated the lenders’ board observer rights and eliminated applicable additional margin which had previously been provided for under the Credit Agreement, as amended. The other terms of the Credit Agreement otherwise remain substantially unchanged. Compliance with the financial covenants as of March 31, 2023 and December 31, 2022 was waived pursuant to the terms of the third amendment of the Credit Agreement.
The fifth amendment to the Credit Agreement was subsequently entered into on April 4, 2023 to permit, among other things, the Yandy Sale, and that the proceeds of such sale would not be required to prepay the loans under the Credit Agreement (as amended); provided that at least 30% of the consideration for the Yandy Sale was paid in cash.
On May 10, 2023, we amended and restated the Credit Agreement to reduce the interest rate applicable to our senior secured debt, eliminate our Series A Preferred Stock, obtain additional covenant relief and obtain additional funding. Refer to Part II, Item 5 (Other Information) of this Quarterly Report on Form 10-Q for additional information regarding the amended and restated Credit Agreement..
Leases

Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring from 2023 to 2033. Some of these leases contain renewal options and rent escalations. As of March 31, 2023 and December 31, 2022, our fixed leases were $54.9 million and $56.1 million, respectively, with $9.9 million and $10.0 million due in the next 12 months. For further information on our lease obligations, refer to Note 13 of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(21,450)	$(35,531)	$14,081	(40)%
Investing activities	(1,851)	(1,700)	$(151)	9%
Financing activities	16,090	570	$15,520	*
_________________
*Not meaningful

Cash Flows from Operating Activities
The decrease in net cash used in operating activities for three months ended March 31, 2023 over the prior year comparable period was primarily due to changes in assets and liabilities that had a current period cash flow impact, such as changes in working capital of $31.3 million, and changes in non-cash charges of $26.0 million, offset by a reduction in net income of $43.2 million. The change in assets and liabilities as compared to the prior year comparable period was primarily driven by a $7.2 million decrease in accounts receivable due to the timing of royalties collections, a $3.4 million decrease in inventories, net due to reduced purchasing and the reclassification of Yandy’s assets and liabilities as held for sale, a decrease of $10.3 million in prepaid expenses and other assets due to a restructuring charge taken on direct-to-consumer cloud-based software and an $8.7 million decrease in deferred revenues due to the timing of the direct-to-consumer order shipments, partly offset by a $2.2 million increase in accounts payable due to the timing of payments. The change in non-cash charges compared to the change in the prior year comparable period was primarily driven by a change in fair value remeasurement charges of $22.1 million and an increase in inventory reserve charges of $5.8 million, partly offset by a decrease in crypto assets impairment of $2.4 million.
Cash Flows from Investing Activities
The increase in net cash used in investing activities for the three months ended March 31, 2023 over the prior year comparable period was was primarily due to increased purchases of property and equipment.
Cash Flows from Financing Activities
The increase in net cash provided by financing activities for the three months ended March 31, 2023 over the prior year comparable period was due to net proceeds of $13.9 million from our registered direct offering in January of 2023 and net proceeds of $47.6 million from the issuance of common stock in our rights offering in February of 2023, partly offset by a $44.6 million increase in the repayment of long-term debt from the proceeds of such offerings and proceeds from the exercise of stock options of $1.4 million in the prior year comparable period.
Contractual Obligations
There have been no material changes to our contractual obligations from December 31, 2022, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 16, 2023.
Critical Accounting Estimates
Our interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Estimates and judgments used in the preparation of our interim condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products, inflation, foreign currency exchange rates, economic conditions and other current and future events, such as the impact of public health crises and epidemics and global hostilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2023 and December 31, 2022, we had cash of $24.7 million and $31.6 million, respectively, and restricted cash and cash equivalents of $3.5 million and $3.8 million, respectively, primarily consisting of interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term Term Loan bears a variable interest rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of March 31, 2023, we have not entered into any such contracts.
As of March 31, 2023 and December 31, 2022, we had outstanding debt obligations of $156.2 million and $201.6 million, respectively, which accrued interest at a rate of 11.20% and 11.01%, respectively. Based on the balance outstanding under our Term Loan at March 31, 2023, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $0.8 million and $1.6 million, respectively, in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences that we cannot yet fully predict” included in Item 1A of our Annual Report on Form 10-K filed on March 16, 2023.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended March 31, 2023 and 2022, we derived approximately 38% and 44% of our revenue from international customers, respectively, out of which 19% and 21%, respectively, was denominated in foreign currency. We expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.
There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three months ended March 31, 2023, we recorded an unrealized loss of 1.7 million, included in accumulated other comprehensive (loss) income as of March 31, 2023. This was primarily related to the increase in the U.S. dollar against the Australian dollar during the three months ended March 31, 2023.
Inflation Risk
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations in recent periods, a high rate of inflation in the future may have an adverse effect on our ability to maintain or improve current levels of revenue, gross margin and selling and administrative expenses, or the ability of our customers to make discretionary purchases of our goods and services. See our “Risk Factors—Risks Related to Our Business and Industry—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could negatively affect our sales, profitability and financial condition,” included in Item 1A of our Annual Report on Form 10-K filed on March 16, 2023.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. However, after giving full consideration to such material weaknesses, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
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

•We have made significant progress in assessing and formalizing the design of certain accounting and information technology policies relating to security and change management controls. We expect the full remediation of certain of such systems by the end of fiscal year 2023.

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

•We implemented our warehouse management system, and continue to refine our inventory process controls to increase the level of precision. We expect the full remediation of certain of such systems by the end of fiscal year 2023.

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

•Completing the implementation of our enterprise reporting software and other system integrations and establishing effective general controls over these systems to ensure that our automated process level controls and information produced and maintained in our IT systems is relevant and reliable.

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
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. See Note 13, Commitments and Contingencies—Legal Contingencies, within the notes to our unaudited condensed consolidated financial statements for a summary of legal proceedings, in addition to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed with the SEC on March 16, 2023.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, please carefully consider the risk factors described in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under the heading “Part I – Item 1A. Risk Factors.” Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
On March 3, 2023, we issued 3,312 shares of our common stock to an independent contractor based on a price of $37.7444 per share as payment for services pursuant to the terms of a license, services and collaboration agreement. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as they were issued pursuant to a private placement to an accredited investor.
As of March 31, 2023, we had not repurchased any shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, which was authorized by the Board of Directors on May 14, 2022.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On May 10, 2023 (the “Restatement Date”), we entered into an amendment and restatement of our Credit Agreement (the “A&R Credit Agreement”), by and among Playboy Enterprises, Inc., as the borrower (the “Borrower”), the Company and certain other subsidiaries of the Company as guarantors (collectively, the “Guarantors”), the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and collateral agent (the “Agent”). The A&R Credit Agreement was entered into to reduce the interest rate applicable to our senior secured debt, eliminate our Series A Preferred Stock, obtain additional covenant relief and obtain additional funding.
In connection with the A&R Credit Agreement, Fortress Credit Corp. and its affiliates (together, “Fortress”) became our lender with respect to approximately 90% of the term loans under the A&R Credit Agreement (the “A&R Term Loans”), Fortress exchanged 50,000 shares of the Company’s Series A Preferred Stock (representing all of the Company’s issued and outstanding preferred stock) for approximately $53.6 million of the A&R Term Loans, and Fortress extended an approximately $11.8 million of additional funding as part of the A&R Term Loans. As a result, the Company’s Series A Stock has been eliminated and the principal balance of the A&R Term Loans under the A&R Credit Agreement is approximately $210 million (whereas the original Credit Agreement had an outstanding balance of approximately $156 million as of March 31, 2023).
The primary changes to the terms of the original Credit Agreement set forth in the A&R Credit Agreement, include:

•The apportioning of the original Credit Agreement’s term loans into approximately $20.6 million of Tranche A term loans (“Tranche A”) and approximately $189.4 million of Tranche B term loans (“Tranche B”, and together with Tranche A comprising the A&R Term Loans);

•Eliminating the prior amortization payments applicable to the total term loan under the original Credit Agreement and requiring that only the smaller Tranche A be subject to quarterly amortization payments of approximately $76,000 per quarter;

•The benchmark rate for the A&R Term Loans will be the applicable term of secured overnight financing rate as published by the Federal Reserve Bank of New York (“SOFR”) rather than LIBOR;

•As of the Restatement Date, Tranche A will accrue interest at SOFR plus 6.25%, with a SOFR floor of 0.50%;

•As of the Restatement Date, Tranche B will accrue interest at SOFR plus 4.25%, with a SOFR floor of 0.50%;

•No leverage covenants through the first quarter of 2025, with testing of a total net leverage ratio covenant commencing following the quarter ending March 31, 2025, which covenant will be initially set at 7.25:1.00, reducing in 0.25 increments per quarter until the ratio reaches 5.25:1.00 for the quarter ending March 31, 2027;

•The requisite lenders for approvals under the A&R Credit Agreement will no longer require two unaffiliated lenders when there are at least two unaffiliated lenders, except with respect to customary fundamental rights;

•The lenders will be entitled to appoint one observer to the Company’s board of directors (subject to certain exceptions), and the Company shall be responsible for reimbursing the board observer for all reasonable out-of-pocket costs and expenses; and

•Allowing the Company to make up to $15 million of stock buybacks through the term of the A&R Credit Agreement.

The interest rate applicable to borrowings under the A&R Term Loans may be adjusted on periodic measurement dates provided for under the A&R Credit Agreement based on the type of loans borrowed by the Company and the total leverage ratio of the Company at such time. The Company, at its option, may borrow loans which accrue interest at (i) a base rate (with a floor of 1.50%) or (ii) at SOFR, in each case plus an applicable per annum margin. The per annum applicable margin for Tranche A base rate loans is 5.25% or 4.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less, and the per annum applicable margin for Tranche A SOFR loans is 6.25% or 5.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less. With respect to Tranche B loans that are SOFR loans, the per annum applicable margin will be 4.25% and with respect to Tranche B loans that are base rate loans, the per annum applicable margin will be 3.25%. In addition, the A&R Term Loans will be subject to a credit spread adjustment of 0.10% per annum.

The A&R Term Loans are subject to mandatory prepayments under certain circumstances, with certain exceptions, from excess cash flow, the proceeds of the sale of assets, the proceeds from the incurrence of certain other indebtedness, and certain casualty and condemnation proceeds. The A&R Term Loans may be voluntarily prepaid by us at any time without any prepayment penalty. The A&R Credit Agreement does not include any minimum cash covenants.

The A&R Term Loans retained the same final maturity date of May 25, 2027 as the term loan under the original Credit Agreement. In connection with the A&R Credit Agreement, the Company was not required to pay any fees, but it is required to pay the lenders’ and the Agent’s legal expenses in connection with the transaction.

The obligations of the Borrower pursuant to the A&R Credit Agreement are guaranteed by the Company, certain current and future wholly-owned, domestic subsidiaries of the Company, and material foreign subsidiaries of the Company. In connection with the A&R Credit Agreement, the Borrower, the Company and the other Guarantors reaffirmed the senior security interest to the Agent in substantially all of the Borrower and Guarantors’ assets (including the stock of certain of their subsidiaries) in order to secure their obligations under the A&R Credit Agreement.

Substantially consistent with the original Credit Agreement, the A&R Credit Agreement contains customary representations and warranties and events of default, as well as various affirmative and negative covenants, including limitations on liens, indebtedness, mergers, investments, negative pledges, dividends, sale and leasebacks, asset sales, and affiliate transactions. Failure to comply with these covenants and restrictions could result in an event of default under the A&R Credit Agreement. In such an event, all amounts outstanding under the A&R Credit Agreement, together with any accrued interest, could then be declared immediately due and payable.

The foregoing description of the A&R Credit Agreement is only a summary of certain material provisions of such agreement and its related ancillary documents relating thereto and is qualified in its entirety by reference to the copy of the A&R Credit Agreement, which is filed herewith as Exhibit 10.7 and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of PLBY Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

3.2	Amended and Restated Bylaws of PLBY Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)
3.3	Certificate of Designation of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2022)
10.1	Securities Purchase Agreement, dated January 18, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on January 18, 2023)
10.2
Standstill Agreement, dated as of January 30, 2023, by and among PLBY Group, Inc. and affiliates of Rizvi Traverse Management (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on February 2, 2023)

10.3
Amendment No. 4 to Credit and Guaranty Agreement, dated as of February 17, 2023, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on February 21, 2023)

10.4†
Employment Agreement, dated as of March 22, 2023, by and between Marc Crossman and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2023)

10.5
Amendment No. 5 to Credit and Guaranty Agreement, dated as of April 4, 2023, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2023)

10.6*†	PLBY Group, Inc. Non-Employee Director Compensation Policy, amended and restated as of April 20, 2023
10.7*^
Amended and Restated Credit and Guaranty Agreement, dated as of May 10, 2023, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent

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

PLBY GROUP, INC.

Date: May 10, 2023	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: May 10, 2023	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operating Officer (principal financial officer)