Form 10-Q
period 2023-06-30
PLBY Group, Inc.
filed 2023-08-09
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of August 1, 2023 was 73,881,146.

i

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.
PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$35,101	$47,881	$70,304	$94,941
Costs and expenses:
Cost of sales	(10,859)	(19,545)	(32,636)	(37,531)
Selling and administrative expenses	(32,592)	(38,613)	(74,179)	(78,786)
Contingent consideration fair value remeasurement gain	75	8,641	267	27,939
Impairments	(148,190)	(3,940)	(148,190)	(6,299)
Other operating income, net	259	—	249	—
Total operating expense	(191,307)	(53,457)	(254,489)	(94,677)
Operating (loss) income	(156,206)	(5,576)	(184,185)	264
Nonoperating income (expense):
Interest expense	(5,757)	(4,083)	(10,966)	(8,133)
Gain on extinguishment of debt	7,980	—	6,133	—
Fair value remeasurement gain	9,523	1,754	6,505	1,754
Other income (expense), net	175	(347)	250	(479)
Total nonoperating income (expense)	11,921	(2,676)	1,922	(6,858)
Loss from continuing operations before income taxes	(144,285)	(8,252)	(182,263)	(6,594)
Benefit from income taxes	9,950	140	11,620	2,648
Net loss from continuing operations	(134,335)	(8,112)	(170,643)	(3,946)
Income (loss) from discontinued operations, net of tax	452	(203)	(920)	1,174
Net loss	(133,883)	(8,315)	(171,563)	(2,772)
Net loss attributable to PLBY Group, Inc.	$(133,883)	$(8,315)	$(171,563)	$(2,772)
Net loss per share from continuing operations, basic and diluted	$(1.79)	$(0.17)	$(2.43)	$(0.09)
Net income (loss) per share from discontinued operations, basic and diluted	$0.01	$—	$(0.01)	$0.03
Weighted-average shares outstanding, basic and diluted	74,916,379	46,604,046	70,129,055	46,258,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(133,883)	$(8,315)	$(171,563)	$(2,772)
Other comprehensive loss:
Foreign currency translation adjustment	(272)	(22,229)	(1,968)	(14,719)
Other comprehensive loss	(272)	(22,229)	(1,968)	(14,719)
Comprehensive loss	$(134,155)	$(30,544)	$(173,531)	$(17,491)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,404	$31,640
Receivables, net of allowance for credit losses	15,086	14,214
Inventories, net	14,061	20,612
Prepaid expenses and other current assets	12,604	17,221
Assets held for sale	19,311	34,910
Total current assets	95,466	118,597
Restricted cash	1,955	3,809
Property and equipment, net	14,981	13,804
Operating right of use assets	27,906	28,082
Goodwill	54,283	123,217
Other intangible assets, net	163,871	236,137
Contract assets, net of current portion	9,165	13,680
Other noncurrent assets	14,911	15,137
Total assets	$382,538	$552,463
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,752	$14,090
Accrued agency fees and commissions	5,169	7,785
Deferred revenues, current portion	6,445	10,480
Long-term debt, current portion	304	2,050
Operating lease liabilities, current portion	6,403	6,278
Other current liabilities and accrued expenses	26,764	25,106
Liabilities held for sale	15,817	27,126
Total current liabilities	73,654	92,915
Deferred revenues, net of current portion	28,316	21,406
Long-term debt, net of current portion	186,487	191,125
Deferred tax liabilities, net	14,313	25,293
Operating lease liabilities, net of current portion	26,302	26,695
Mandatorily redeemable preferred stock, at fair value	—	39,099
Other noncurrent liabilities	904	886
Total liabilities	329,976	397,419
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 0 shares were issued and outstanding as of June 30, 2023; 50,000 shares were issued and outstanding as of December 31, 2022	—	—
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 74,497,250 shares issued and 73,797,250 shares outstanding as of June 30, 2023; 47,737,699 shares issued and 47,037,699 shares outstanding as of December 31, 2022	7	5
Treasury stock, at cost, 700,000 shares as of June 30, 2023 and December 31, 2022	(4,445)	(4,445)
Additional paid-in capital	688,280	617,233
Accumulated other comprehensive loss	(26,113)	(24,145)
Accumulated deficit	(604,959)	(433,396)
Total stockholders’ equity	52,770	155,252
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$382,538	$552,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)
(for the period ended June 30, 2023)

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2022	50,000	$—	47,037,699	$5	$(4,445)	$617,233	$(24,145)	$(433,396)	$155,252
Issuance of common stock in rights offering	—	—	19,561,050	2	—	47,600	—	—	47,602
Issuance of common stock in registered direct offering	—	—	6,357,341	—	—	13,890	—	—	13,890
Shares issued in connection with employee stock plans	—	—	215,145	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	5,920	—	—	5,920
Other comprehensive loss	—	—	—	—	—	—	(1,696)	—	(1,696)
Net loss	—	—	—	—	—	—	—	(37,680)	(37,680)
Balance at March 31, 2023	50,000	$—	73,174,547	$7	$(4,445)	$684,643	$(25,841)	$(471,076)	$183,288
Shares issued in connection with employee stock plans	—	—	622,703	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	3,637	—	—	3,637
Exchange of mandatorily redeemable preferred shares	(50,000)	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	—	—	—	(133,883)	(133,883)
Balance at June 30, 2023	—	$—	73,797,250	$7	$(4,445)	$688,280	$(26,113)	$(604,959)	$52,770
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)
(for the period ended June 30, 2022)

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2021	—	$—	42,296,121	$4	$(4,445)	$586,349	$(3,725)	$(155,692)	$422,491
Shares issued in connection with options exercise, net exercised	—	—	342,661	—	—	1,369	—	—	1,369
Shares issued in connection with employee stock plans	—	—	2,475,511	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	6,539	—	—	6,539
Other comprehensive income	—	—	—	—	—	—	7,510	—	7,510
Net income	—	—	—	—	—	—	—	5,543	5,543
Balance at March 31, 2022	—	$—	45,117,605	$4	$(4,445)	$594,257	$3,785	$(150,149)	$443,452
Shares issued in connection with options exercise, net exercised	—	—	10,370	—	—	80	—	—	80
Shares issued in connection with employee stock plans	—	—	16,320	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	20,975	—	—	—	—	—	—
Shares issued in connection with asset purchase	—	—	103,570	—	—	1,333	—	—	1,333
Shares issued in connection with preferred shares agreement	25,000	—	—	—	—	—	—	—	—
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	—	—	352,923	—	—	260	—	—	260
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	5,307	—	—	5,307
Other comprehensive loss	—	—	—	—	—	—	(22,229)	—	(22,229)
Net loss	—	—	—	—	—	—	—	(8,315)	(8,315)
Balance at June 30, 2022	25,000	$—	45,621,763	$4	$(4,445)	$601,237	$(18,444)	$(158,464)	$419,888
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(171,563)	$(2,772)
Net loss from continuing operations	$(170,643)	$(3,946)
Loss from discontinued operations, net of tax	$(920)	$1,174
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,537	5,056
Stock-based compensation	8,370	11,286
Fair value measurement of liabilities	(6,772)	(29,693)
Gain on extinguishment of debt	(6,133)	—
Impairments	148,190	6,299
Inventory reserve charges	5,860	—
Amortization of right of use assets	1,676	1,907
Deferred income taxes	(10,923)	(2,831)
Other	1,093	2,610
Changes in operating assets and liabilities:
Receivables, net	(6,212)	(16,441)
Inventories	4,949	852
Contract assets	(14,947)	193
Prepaid expenses and other assets	2,353	(3,707)
Accounts payable	(1,341)	(3,816)
Accrued agency fees and commissions	(1,415)	(1,450)
Deferred revenues	17,590	(1,778)
Operating lease liabilities	(1,795)	(6,038)
Other	(90)	(3,132)
Net cash used in operating activities from continuing operations	(26,653)	(44,629)
Net cash provided by operating activities from discontinued operations	30	1,574
Net cash used in operating activities	(26,623)	(43,055)
Cash Flows From Investing Activities
Purchases of property and equipment	(752)	(4,774)
Proceeds from sale of Yandy	1,000	—
Net cash provided by (used in) investing activities - continuing operations	248	(4,774)
Net cash used in investing activities - discontinued operations	(68)	(404)
Net cash provided by (used in) investing activities	180	(5,178)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in rights offering, net	47,600	—
Proceeds from issuance of common stock in registered direct offering, net	13,890	—
Proceeds from issuance of long-term debt	11,828	—
Net proceeds from issuance of preferred stock	—	23,750
Repayment of long-term debt	(45,476)	(1,597)
Payment of financing costs	(508)	—
Proceeds from exercise of stock options	—	1,449
Settlement of the performance holdback contingent consideration	—	(151)
Net cash provided by financing activities - continuing operations	27,334	23,451
Effect of exchange rate changes on cash and cash equivalents	19	(257)
Net increase (decrease) in cash and cash equivalents and restricted cash	910	(25,039)
Balance, beginning of year	$35,449	$75,486
Balance, end of period	$36,359	$50,447
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$34,404	$44,613
Restricted cash	1,955	5,834
Total	$36,359	$50,447
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosures
Cash (refunded) paid for income taxes	$(749)	$3,748
Cash paid for interest	$8,853	$7,652
Supplemental Disclosure of Non-cash Activities	$—
Right of use assets in exchange for lease liabilities - continuing operations	$2,400	$3,786
Right of use assets in exchange for lease liabilities - discontinued operations	$885	$2,198
Shares issued in connection with asset purchase	$—	$1,333
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	$—	$260
Shares issued pursuant to a license, services and collaboration agreement	$236	$825
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
PLBY Group, Inc. (the “Company”, “PLBY”, “we”, “our” or “us”), together with its subsidiaries, through which it conducts business, is a global consumer and lifestyle company marketing the Playboy brand through a wide range of direct-to-consumer products, licensing initiatives, and digital subscriptions and content, in addition to the sale of direct-to-consumer products under its Honey Birdette and Lovers brands.
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Refer to Note 17, Segments.
Basis of Presentation
The interim condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
As discussed in Note 3, Assets and Liabilities Held for Sale and Discontinued Operations, we concluded that the Yandy Enterprises LLC (“Yandy”) and TLA Acquisition Corp. (“TLA”) disposal groups met the criteria for discontinued operations classification in the second quarter of 2023. As a result, the Yandy and TLA disposal groups, previously included in the Direct-to-Consumer segment, were classified as discontinued operations in the condensed consolidated statements of operations for all periods presented. The Yandy sale was completed on April 4, 2023. Assets and liabilities of these businesses were classified as assets and liabilities held for sale of the condensed consolidated balance sheets for all periods presented.
Principles of Consolidation
The interim condensed consolidated financial statements include our accounts and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
The Company follows a monthly reporting calendar, with its fiscal year ending on December 31. Prior to the third quarter of 2022, Honey Birdette (Aust) Pty Limited (“Honey Birdette”), which the Company acquired in August 2021 had different fiscal quarter and year ends than the Company. Honey Birdette followed a fiscal calendar widely used by the retail industry which resulted in a fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to December 31. Honey Birdette’s fiscal year previously consisted of four 13-week quarters, with an extra week added to each fiscal year every five or six years. Honey Birdette’s second fiscal quarter in 2022 consisted of 13 weeks. The difference in prior fiscal periods for Honey Birdette and the Company is immaterial and no related adjustments have been made in the preparation of these unaudited condensed consolidated financial statements.
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of June 30, 2023, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of June 30, 2023 and our results of operations and cash flows for the three and six months ended June 30, 2023 and 2022. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and six-month periods are also unaudited. The interim condensed consolidated results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the Securities and Exchange Commission on March 16, 2023.
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
We regularly assess these estimates, including but not limited to, valuation of our trademarks and trade names; valuation of our contingent consideration liabilities; valuation of our only authorized and issued preferred stock (our “Series A Preferred Stock”); pay-per-view and video-on-demand buys, and monthly subscriptions to our television and digital content; the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; and stock-based compensation expense. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
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
The following table represents receivables from our customers exceeding 10% of our total receivables, excluding receivables held for sale:

Customer	June 30, 2023	December 31, 2022
Customer A	59%	31%
The following table represents revenue from our customers exceeding 10% of our total revenue, excluding revenues from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2023	2022	2023	2022
Customer A	15%	11%	15%	11%
Restricted Cash
At June 30, 2023 and December 31, 2022, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters, as well as Honey Birdette’s term deposit in relation to certain of its leases.
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $1.4 million and $3.7 million for the three months ended June 30, 2023 and 2022, respectively, excluding $0.3 million and $2.0 million, respectively, of advertising costs related to discontinued operations. Advertising expenses for the six months ended June 30, 2023 and 2022 were $3.7 million and $7.9 million, respectively, excluding $2.3 million and $4.9 million, respectively, of advertising costs related to discontinued operations. We also have various arrangements with collaborators pursuant to which we reimburse them for a portion of their advertising costs in the form of co-op marketing which provide advertising benefits to us. The costs that we incur for such advertising costs are recorded as a reduction of revenue.
Intangible Assets and Goodwill
Indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of Playboy-branded trademarks. We periodically perform a quantitative assessment to estimate the fair value of our Playboy-branded trademarks.

We evaluate the indefinite-lived Playboy-branded trademarks for impairment using the relief from royalty method. This valuation approach requires that we make a number of assumptions to estimate fair value, including projections of future revenues, market royalty rates, tax rates, discount rates and other relevant variables. The projections we use in the model are updated annually and will change over time based on the historical performance and changing business conditions. If the carrying value of the trademark exceeds its estimated fair value, an impairment charge is recognized for the excess amount.
We perform annual impairment testing on goodwill in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, an impairment test is unnecessary. If an impairment test is necessary, we will estimate the fair value of a related reporting unit. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired, and we will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value. If we determine it is more likely than not that goodwill is not impaired, a quantitative test is not necessary.
We have experienced further declines in revenue and profitability, causing us to test the recoverability of our indefinite-lived assets, including goodwill as of June 30, 2023. The quantitative test performed in the second quarter of 2023 indicated that the fair value of the indefinite-lived Playboy-branded trademarks was less than their carrying value. Our valuation estimate was most sensitive to changes in royalty rates and the cost of capital. We recognized $65.5 million of impairment charges on our indefinite-lived assets at the impairment date in the second quarter of 2023.
Utilizing the income approach, we performed a quantitative impairment test on goodwill using a discounted cash flow analysis, which determined that the carrying value of certain of our reporting units exceeded their fair value. As a result, we recognized $66.7 million of impairment charges on our goodwill at the impairment date.
Definite-lived intangible assets include distribution agreements, photo and magazine archives, licensing agreements, and trade names, which we recognized in connection with our business combinations. Because these assets were recognized as identifiable intangible assets in connection with our previous business combinations, we do not incur costs to renew or extend their terms. All of our definite-lived intangible assets are amortized using the straight-line method over their useful lives.
Impairment of Long-Lived Assets
The carrying amounts of long-lived assets, including property and equipment, stores, acquired intangible assets and right-of-use operating lease assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate over their remaining lives. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to their fair value.
If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the revised shorter useful life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
We have experienced further declines in revenue and profitability, causing us to test recoverability as of June 30, 2023. Recoverability tests for certain of our amortizable trade names indicated that a quantitative impairment test would be necessary. The fair values of certain of our amortizable trade names were less than their carrying values. As a result, we recognized $5.1 million of impairment charges on our trade names at the impairment date in the second quarter of 2023.
Assets and Liabilities Held for Sale and Discontinued Operations

We classify assets and liabilities as held for sale, collectively referred to as the disposal group, when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, it is unlikely that significant changes will be made to the plan, the assets are available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, and the sale of the assets is expected to be completed within one year. A disposal group that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The fair value of a disposal group less any costs to sell is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

We account for discontinued operations when assets and liabilities of a disposal group are classified as held for sale, or have been sold, and only if the disposal represents a strategic shift that has or will have a meaningful effect on our operations and financial results. We aggregate the results of operations for discontinued operations into a single line item in the consolidated statements of operations for all periods presented. General corporate overhead is not allocated to discontinued operations. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.
Recently Adopted Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board issued Accounting Standard Update 2022-06 Reference Rate Reform (“Topic 848”) “Deferral of the Sunset Date of Topic 848”, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Topic 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The standard was effective upon issuance and we may apply the optional expedients and elections in Topic 848 prospectively through December 31, 2024. Upon amendment and restatement of our Credit Agreement on May 10, 2023, LIBOR was replaced with the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Refer to Note 9, Debt. The provisions of this pronouncement did not have a material impact on our condensed consolidated financial statements.
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
For cash equivalents, receivables and certain other current assets and liabilities at June 30, 2023 and December 31, 2022, the amounts reported approximate fair value due to their short-term nature. For debt, based upon the amendment of our senior secured debt in August 2022, December 2022 and February 2023, as well as its amendment and restatement in May 2023, we believe that its carrying value approximates fair value, as such debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 10, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.
Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(568)	$(568)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(835)	$(835)
Mandatorily redeemable preferred stock	—	—	(39,099)	(39,099)
Total liabilities	$—	$—	$(39,934)	$(39,934)
There were no transfers of Level 3 financial instruments during the periods presented.
Contingent consideration liability relates to the contingent consideration recorded in connection with the acquisition of GlowUp Digital Inc. (“GlowUp”), which represents the fair value for shares which may be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of June 30, 2023 and December 31, 2022.
We recorded the acquisition-date fair value of the contingent liability as part of the consideration transferred. The fair value of contingent and deferred consideration was estimated using either (i) a Monte Carlo simulation analysis in an option pricing framework, using revenue projections, volatility and stock price as key inputs or (ii) a scenario-based valuation model using probability of payment, certain cost projections, and either discounting (in the case of cash-settled consideration) or stock price (for share-settled consideration) as key inputs. The analysis approach was chosen based on the terms of each purchase agreement and our assessment of appropriate methodology for each case. The contingent payments and value of stock issuances are subsequently remeasured to fair value each reporting date using the same fair value estimation method originally applied with updated estimates and inputs as of June 30, 2023. We recorded $0.1 million and $8.6 million of fair value gain as a result of contingent liabilities fair value remeasurement in selling and administrative expenses for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $27.9 million of fair value gain as a result of contingent liabilities fair value remeasurement for the six months ended June 30, 2023 and 2022, respectively. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial issuance date), and our subsequent Series A Preferred Stock liability, valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. The fair value option was elected for Series A Preferred Stock liability, as we believe fair value best reflects the expected future economic value. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. We recorded $9.5 million and $6.5 million of fair value gain in nonoperating income as a result of remeasurement of the fair value of our Series A Preferred Stock during the three and six months ended June 30, 2023, respectively, and $1.8 million for the three and six months ended June 30, 2022. We classified financial liabilities associated with our Series A Preferred Stock as Level 3 due to the lack of relevant observable inputs. In May 2023, in connection with the amendment and restatement of our Credit Agreement, the outstanding Series A Preferred Stock was exchanged (and thereby eliminated). See Note 10, Debt, for further details.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the six months ended June 30, 2023 (in thousands):

	Contingent Consideration	Mandatorily Redeemable Preferred Stock Liability	Total
Balance at December 31, 2022	$835	$39,099	$39,934
Change in fair value	(267)	(6,505)	(6,772)
Exchange of mandatorily redeemable preferred shares	$—	$(32,594)	$(32,594)
Balance at June 30, 2023	$568	$—	$568
The decrease in the fair value of the contingent consideration for the six months ended June 30, 2023 was primarily due to a decrease in a price per share of our common stock.

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
The assumptions used in measuring fair value of assets and liabilities held for sale are considered Level 3 inputs, which include recent purchase offers and market comparables. During the three and six months ended June 30, 2023, impairment charges recorded in relation to assets and liabilities held for sale were immaterial.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, our non-financial instruments, which primarily consist of goodwill, intangible assets, including digital assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. Recognized losses related to the impairment of our digital assets during the three and six months ended June 30, 2023 were immaterial, and the fair value of our digital assets was immaterial as of June 30, 2023. During the three and six months ended June 30, 2022 we recognized $2.6 million and $4.9 million, respectively, of losses related to the impairment of our digital assets, which had a fair value of $0.3 million as of December 31, 2022. Fair value of digital assets held are predominantly based on Level 1 inputs.
We use an income approach, using discounted cash flow and relief from royalty valuation models with Level 3 inputs to measure the fair value of our non-financial assets, including goodwill, indefinite-lived trademarks and definite-lived trade names, and liabilities. With respect to goodwill, key assumptions applied in an income approach using the discounted cash flow valuation model include revenue growth rates and discount rates. With respect to indefinite-lived trademarks, key assumptions used in the income approach and the relief from royalty valuation model include revenue growth rates, royalty rates, and discount rates. With respect to definite-lived trade names, key assumptions used in the relief from royalty valuation model include revenue growth rates, royalty rates and discount rates. Our cash flow projections represent management’s most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings. Terminal values are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted-average cost of capital and long-term growth rates. Changes in key assumptions, namely discount rates, royalty rates, growth rates and projections, could have an impact on the fair value of our non-financial assets and liabilities. At the impairment date in the second quarter of 2023, we recorded impairment charges on our intangible assets, including goodwill, indefinite-lived trademarks, trade names and certain other assets of $137.3 million. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 8, Intangible Assets and Goodwill, for further information.

3. Assets and Liabilities Held for Sale and Discontinued Operations

In the second quarter of 2023, we announced plans to explore strategic disposition opportunities in our Direct-to-Consumer business as we pursue a capital-light business model focused on our most valuable brands, Playboy and Honey Birdette. As of June 30, 2023, we determined that Yandy and TLA disposal groups met the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as discontinued operations for all periods presented, as the divestiture of Yandy and TLA in the aggregate represents a strategic shift that has or will have a major effect on our operations and financial results. Their assets and liabilities are classified as current assets and liabilities held for sale in the condensed consolidated balance sheets for all periods presented. On April 4, 2023, we completed the sale of Yandy, recognizing a loss on sale of $0.3 million, which is recorded in Other Operating Income, Net in the condensed consolidated statements of operations.

The following table summarizes the components of income (loss) from discontinued operations, net of tax in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$10,003	$17,533	$26,241	$39,851
Costs and expenses:
Cost of sales	(3,810)	(8,513)	(12,179)	(19,427)
Selling and administrative expenses	(5,686)	(9,627)	(15,016)	(19,982)
Total operating expense	(9,496)	(18,140)	(27,195)	(39,409)
Operating income (loss)	507	(607)	(954)	442
Nonoperating income (expense):
Other income, net	11	30	51	82
Total nonoperating income	11	30	51	82
Income (loss) from discontinued operations before income taxes	518	(577)	(903)	524
(Expense) benefit from income tax	(66)	374	(17)	650
Net income (loss) from discontinued operations	$452	$(203)	$(920)	$1,174
The major classes of assets and liabilities classified as held for sale in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets
Receivables, net of allowance for credit losses	$12	$4,206
Inventories, net	4,842	12,477
Prepaid expenses and other current assets	341	539
Property and equipment, net	1,502	3,571
Operating right of use assets	11,906	13,183
Other intangible assets, net	433	471
Other noncurrent assets	275	463
Total assets held for sale	$19,311	$34,910
Liabilities
Accounts payable	$1,100	$6,541
Deferred revenues	—	282
Operating lease liabilities	12,411	13,682
Other current liabilities and accrued expenses	2,306	6,621
Total liabilities held for sale	$15,817	$27,126

4. Revenue Recognition
Contract Balances
Our contract assets relate to the Trademark Licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $10.5 million and $16.2 million as of June 30, 2023 and December 31, 2022, respectively. Contract liabilities were $34.8 million and $31.9 million as of June 30, 2023 and December 31, 2022, respectively, which excludes $0.3 million of contract liabilities included in liabilities held for sale in the condensed consolidated balance sheets as of December 31, 2022. The changes in such contract balances during the six months ended June 30, 2023 primarily relate to (i) $22.1 million of revenues recognized that were included in gross contract liabilities at December 31, 2022, (ii) a $2.3 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, (iii) $22.0 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional, and (iv) a $6.1 million decrease in contract assets primarily due to impairment of certain trademark licensing contracts and certain contract modifications and terminations.
Contract assets were $17.2 million and $17.4 million as of June 30, 2022 and December 31, 2021, respectively. Contract liabilities, excluding liabilities recorded as held for sale in the condensed consolidated balance sheets, were $51.9 million and $52.5 million as of June 30, 2022 and December 31, 2021, respectively. The changes in such contract balances, excluding changes recorded as discontinued operations in the condensed consolidated statements of operations, during the six months ended June 30, 2022 primarily relate to (i) $27.5 million of revenues recognized that were included in gross contract liabilities at December 31, 2021, (ii) a $2.0 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, and (iii) $24.3 million of contract assets reclassified into accounts receivable as a result of rights to consideration becoming unconditional.
Future Performance Obligations
In the second quarter of 2023, we reviewed the revenue recognition for certain of our licensees pursuant to their contract modifications and expected collectability, which resulted in the impairment of corresponding assets of $11.2 million, net of a $1.2 million reduction in related commission accrual. The decrease in revenue from such licensees was $3.1 million and $6.7 million during the three and six months ended June 30, 2023, respectively compared to the comparable prior year periods. Due to the impact of the weakening economy in China, collections have slowed, and we have been in discussions with our partners to renegotiate terms of certain agreements. Future contract modifications and collectability issues could impact the revenue recognized against our ongoing contract assets.
As of June 30, 2023, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $193.9 million, of which $187.0 million relates to Trademark Licensing, $5.3 million relates to Digital Subscriptions and Products, and $1.6 million relates to other obligations.
Unrecognized revenue of the Trademark Licensing revenue stream will be recognized over the next ten years, of which 75% will be recognized in the first five years. Unrecognized revenue of the Digital Subscriptions and Products revenue stream will be recognized over the next five years, of which 38% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands), excluding revenues from discontinued operations:

	Three Months Ended June 30, 2023					Six Months Ended June 30, 2023
	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total
Trademark licensing	$10,288	$—	$—	$—	$10,288	$19,982	$—	$—	$—	$19,982
Digital subscriptions and products	—	—	3,097	1	3,098	—	—	5,786	4	5,790
TV and cable programming	—	—	2,015	—	2,015	—	—	4,064	—	4,064
Consumer products	—	19,700	—	—	19,700	—	40,468	—	—	40,468
Total revenues	$10,288	$19,700	$5,112	$1	$35,101	$19,982	$40,468	$9,850	$4	$70,304

	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscription and Content	Other	Total
Trademark licensing	$15,876	$—	$—	$—	$15,876	$30,437	$—	$—	$—	$30,437
Magazine, digital subscriptions and products	—	—	2,347	243	2,590	—	—	4,647	678	5,325
TV and cable programming	—	—	2,347	—	2,347	—	—	4,787	—	4,787
Consumer products	—	27,068	—	—	27,068	—	54,392	—	—	54,392
Total revenues	$15,876	$27,068	$4,694	$243	$47,881	$30,437	$54,392	$9,434	$678	$94,941
The following table disaggregates revenue by point-in-time versus over time (in thousands), excluding revenues from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Point in time	$20,801	$27,137	$42,144	$54,531
Over time	14,300	20,744	28,160	40,410
Total revenues	$35,101	$47,881	$70,304	$94,941

5. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands). The table excludes $4.8 million and $12.5 million of inventory, net, which is included in assets held for sale in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	June 30, 2023	December 31, 2022
Editorial and other pre-publication costs	$320	$690
Merchandise finished goods	13,741	19,922
Total	$14,061	$20,612
At June 30, 2023 and December 31, 2022, reserves for slow-moving and obsolete inventory related to merchandise finished goods amounted to $9.9 million and $3.6 million, respectively. Reserves for slow-moving and obsolete inventory as of June 30, 2023 exclude an immaterial amount of inventory reserves included in assets held for sale in the condensed consolidated balance sheets as of June 30, 2023. Reserves for slow-moving and obsolete inventory as of December 31, 2022 exclude $1.4 million of inventory reserves included in assets held for sale in the condensed consolidated balance sheets as of December 31, 2022. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the items set forth in the table below (in thousands). The table excludes $0.3 million and $0.5 million of assets included in assets held for sale in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	June 30, 2023	December 31, 2022
Prepaid taxes	$2,534	$3,150
Deposits	142	205
Prepaid insurance	228	1,074
Contract assets, current portion	1,295	2,559
Prepaid software	1,576	3,714
Prepaid inventory not yet received	3,619	3,397
Prepaid platform fees	703	1,126
Promissory note receivable	706	—
Other	1,801	1,996
Total	$12,604	$17,221
In the first quarter of 2023, we significantly restructured our technology expenses, and cost-excessive and under-utilized software packages were either terminated or not renewed upon expiration of applicable agreements. This resulted in a restructuring charge of $4.6 million recorded in selling and administrative expenses in the condensed consolidated results of operations for the six months ended June 30, 2023, excluding $0.4 million of costs related to discontinued operations, out of which $1.5 million was the accelerated amortization of prepaid software.

7. Property and Equipment, Net
Property and equipment, net consists of the items set forth in the table below (in thousands). The table excludes $1.5 million and $3.6 million of property and equipment, net included in assets held for sale in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	June 30, 2023	December 31, 2022
Leasehold improvements	9,875	9,096
Construction in progress	1,232	782
Equipment	3,668	3,704
Internally developed software	9,428	7,096
Furniture and fixtures	1,954	1,953
Total property and equipment, gross	26,157	22,631
Less: accumulated depreciation	(11,176)	(8,827)
Total	$14,981	$13,804
The aggregate depreciation expense related to property and equipment, was $1.3 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, excluding $0.1 million and $0.2 million, respectively, of depreciation expense related to discontinued operations. The aggregate depreciation expense related to property and equipment was $2.5 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively, excluding $0.4 million and $0.4 million, respectively, of depreciation expense included in discontinued operations in the condensed consolidated statements of operations.

8. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized consisted of $150.7 million and $216.0 million of Playboy-branded trademarks and acquired trade names as of June 30, 2023 and December 31, 2022, respectively. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs that were capitalized during each of the three and six months ended June 30, 2023 and 2022 were immaterial.

As a result of ongoing impacts to our revenue, including declines in consumer demand and discontinued operations, we recorded non-cash asset impairment charges, at the impairment date, related to the write-down of goodwill of $66.7 million, to indefinite-lived trademarks of $65.5 million, and to trade names and other assets of $5.1 million. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for additional disclosures about impairment charges.
The table below summarizes our intangible assets, net (in thousands). The table excludes $0.4 million and $0.5 million of other intangible assets, net included in assets held for sale in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	June 30, 2023	December 31, 2022
Digital assets	$5	$327
Total amortizable intangible assets, net	13,216	19,796
Total indefinite-lived intangible assets	150,650	216,014
Total	$163,871	$236,137
Impairment charges related to our digital assets, which were comprised of the crypto currency “Ethereum” as of June 30, 2023 and December 31, 2022, were immaterial for the three and six months ended June 30, 2023, and $2.6 million and $4.9 million for the three and six months ended June 30, 2022, respectively.
Our amortizable intangible assets consisted of the following (in thousands):

	Weighted-Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments*	Net Carrying Amount

June 30, 2023
Trade names	11.8	$73,933	$(7,572)	$(53,806)	$12,555
Distribution agreements	15	3,720	(3,059)	—	661
Total		$77,653	$(10,631)	$(53,806)	$13,216
*Includes trade name impairment charges of $5.1 million during the three months ended June 30, 2023.
The table below excludes TLA’s customer lists and Yandy’s trade names as these were included in assets held for sale in the condensed consolidated balance sheets as of December 31, 2022.

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Amount

December 31, 2022
Trade names	12	$74,625	$(6,881)	$(48,733)	$19,011
Distribution agreements	15	3,720	(2,935)	—	785
Developed technology	3	2,300	(2,300)	—	—
Total		$80,645	$(12,116)	$(48,733)	$19,796
The aggregate amortization expense for definite-lived intangible assets included in loss from continuing operations was $0.5 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for definite-lived intangible assets attributable to discontinued operations was immaterial for the three months ended June 30, 2023 and 2022. The aggregate amortization expense for definite-lived intangible assets included in the continuing operations was $1.0 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense for definite-lived intangible assets attributable to discontinued operations was immaterial for the six months ended June 30, 2023 and 2022.

As of June 30, 2023, expected amortization expense relating to definite-lived intangible assets for each of the next five years and thereafter is as follows (in thousands):

Remainder of 2023	$736
2024	1,473
2025	1,473
2026	1,266
2027	1,225
Thereafter	7,043
Total	$13,216
Goodwill
Changes in the carrying value of goodwill for the six months ended June 30, 2023 were as follows (in thousands):

	Gross Goodwill	Impairments	Net Goodwill
Balance at December 31, 2022	$257,545	$(134,328)	$123,217
Foreign currency translation adjustment in relation to Honey Birdette	(2,274)		(2,274)
Impairments*		(66,660)	(66,660)
Balance at June 30, 2023	$255,271	$(200,988)	$54,283
*Goodwill impairment charges recorded during the three and six months ended June 30, 2023 were $67.5 million. The difference from the amount shown in the table is due to foreign currency translation.
Changes in the recorded carrying value of goodwill for the six months ended June 30, 2023 by reportable segment were as follows:

	Direct-to-Consumer	Licensing	Digital Subscriptions and Content
Balance at December 31, 2022	$90,117	$—	$33,100
Foreign currency translation and other adjustments	(2,274)	—	—
Impairments*	(66,660)	—	—
Balance at June 30, 2023	$21,183	$—	$33,100
*Goodwill impairment charges recorded during the three and six months ended June 30, 2023 were $67.5 million. The difference from the amount shown in the table is due to foreign currency translation.

9. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consisted of the items set forth in the table below (in thousands). The table excludes $2.3 million and $6.6 million of other current liabilities and accrued expenses included in assets held for sale in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	June 30, 2023	December 31, 2022
Accrued interest	$2,899	$2,096
Accrued salaries, wages and employee benefits	4,439	3,850
Outstanding gift cards and store credits	1,572	1,571
Inventory in transit	5,723	6,510
Sales taxes	4,143	4,542
Accrued creator fees	1,517	—
Other	6,471	6,537
Total	$26,764	$25,106

10. Debt
The following table sets forth our debt (in thousands):

	June 30, 2023	December 31, 2022
Term loan, due 2027	$209,924	$201,613
Total debt	209,924	201,613
Less: unamortized debt issuance costs	(668)	(1,822)
Less: unamortized debt discount	(22,465)	(6,616)
Total debt, net of unamortized debt issuance costs and debt discount	186,791	193,175
Less: current portion of long-term debt	(304)	(2,050)
Total debt, net of current portion	$186,487	$191,125
On April 4, 2023, we entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit and Guaranty Agreement, dated as of May 25, 2021 (as previously amended on August 11, 2021, August 8, 2022, December 6, 2022 and February 17, 2023, the “Credit Agreement”, and as further amended by the Fifth Amendment) to permit, among other things, the sale of our wholly-owned subsidiary, Yandy Enterprises, LLC, and that the proceeds of such sale would not be required to prepay the loans under the Credit Agreement (as amended through the Fifth Amendment); provided that at least 30% of the consideration for the Yandy Sale was paid in cash.
On May 10, 2023 (the “Restatement Date”), we entered into an amendment and restatement of the Credit Agreement (the “A&R Credit Agreement”), by and among Playboy Enterprises, Inc., as the borrower (the “Borrower”), the Company and certain other subsidiaries of the Company as guarantors (collectively, the “Guarantors”), the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and collateral agent (the “Agent”). The A&R Credit Agreement was entered into to reduce the interest rate applicable to our senior secured debt and the implied interest rate on our Series A Preferred Stock, exchange (and thereby eliminate) our outstanding Series A Preferred Stock, and obtain additional covenant relief and funding.
In connection with the A&R Credit Agreement, Fortress Credit Corp. and its affiliates (together, “Fortress”) became our lender with respect to approximately 90% of the term loans under the A&R Credit Agreement (the “A&R Term Loans”), Fortress exchanged 50,000 shares of our Series A Preferred Stock (representing all of our issued and outstanding preferred stock) for approximately $53.6 million of the A&R Term Loans, and Fortress extended approximately $11.8 million of additional funding as part of the A&R Term Loans. As a result, our Series A Preferred Stock was eliminated, and the principal balance of the A&R Term Loans under the A&R Credit Agreement is approximately $210.0 million (whereas the original Credit Agreement had an outstanding balance of approximately $156.0 million as of March 31, 2023).
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

•The benchmark rate for the A&R Term Loans will be the applicable term of secured overnight financing rate as published by the U.S. Federal Reserve Bank of New York, rather than LIBOR;

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

•The lenders will be entitled to appoint one observer to our board of directors (subject to certain exceptions), and we shall be responsible for reimbursing the board observer for all reasonable out-of-pocket costs and expenses; and

•Allowing us to make up to $15 million of stock buybacks through the term of the A&R Credit Agreement.

The interest rate applicable to borrowings under the A&R Term Loans may be adjusted on periodic measurement dates provided for under the A&R Credit Agreement based on the type of loans borrowed by us and the total leverage ratio of the Company at such time. We, at our option, may borrow loans which accrue interest at (i) a base rate (with a floor of 1.50%) or (ii) at SOFR, in each case plus an applicable per annum margin. The per annum applicable margin for Tranche A base rate loans is 5.25% or 4.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less, and the per annum applicable margin for Tranche A SOFR loans is 6.25% or 5.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less. With respect to Tranche B loans that are SOFR loans, the per annum applicable margin will be 4.25% and with respect to Tranche B loans that are base rate loans, the per annum applicable margin will be 3.25%. In addition, the A&R Term Loans will be subject to a credit spread adjustment of 0.10% per annum. The stated interest rate of Tranche A and Tranche B term loans as of June 30, 2023 was 11.41% and 9.41%, respectively. The stated interest rate of the term loan pursuant to the Credit Agreement as of December 31, 2022 was 11.01%.

We accounted for the amendment and restatement of the Credit Agreement (the “Restatement”) as a partial debt extinguishment and recognized $8.0 million in gain on debt extinguishment related to the lenders that sold their debt positions in our debt to Fortress. For the rest of the lenders, the transaction was accounted for as a debt modification. As a result of the Restatement, we capitalized an additional $21.0 million of debt discount while deferring and continuing to amortize an existing discount of $2.6 million, which will be amortized over the remaining term of our senior secured debt and recorded in interest expense in our condensed consolidated statements of operations. As a result of the Restatement, fees of $0.3 million were expensed as incurred and $0.4 million of debt issuance costs were capitalized.

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

The A&R Term Loans retained the same final maturity date of May 25, 2027 as the term loan under the original Credit Agreement. In connection with the A&R Credit Agreement, we were not required to pay any fees, but we were required to pay the lenders’ and the Agent’s legal expenses in connection with the transaction. Compliance with the financial covenants as of June 30, 2023 and December 31, 2022 was waived pursuant to the terms of the A&R Credit Agreement and the third amendment of the Credit Agreement, respectively.
The following table sets forth maturities of the principal amount of our A&R Term Loans as of June 30, 2023 (in thousands):

Remainder of 2023	$152
2024	304
2025	304
2026	304
2027	208,860
Total	$209,924

11. Stockholders’ Equity
Common Stock
Common stock reserved for future issuance consists of the following:

	June 30, 2023	December 31, 2022
Shares available for grant under equity incentive plans	2,621,468	492,786
Options issued and outstanding under equity incentive plans	2,496,494	2,599,264
Unvested restricted stock units	1,066,281	2,058,534
Vested restricted stock units not yet settled	32,580	11,761
Unvested performance-based restricted stock units	1,089,045	1,089,045
Shares issuable pursuant to a license, services and collaboration agreement	9,936	48,574
Maximum number of shares issuable to Glowup sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	7,564,920	6,549,080

12. Stock-Based Compensation
As of June 30, 2023, 7,835,715 shares of common stock had been authorized for issuance under our 2021 Equity and Incentive Compensation Plan (“2021 Plan”) and 6,287,687 shares of common stock were originally reserved for issuance under our 2018 Equity Incentive Plan (“2018 Plan”); however, no further grants may be made pursuant to the 2018 Plan.
Stock Option Activity
A summary of the stock option activity under our equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2022	2,599,264	$8.41	7.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and cancelled	(102,770)	$22.14	—	—
Balance – June 30, 2023	2,496,494	$7.85	6.3	$—
Exercisable – June 30, 2023	2,260,042	$7.40	6.1	$—
Vested and expected to vest as of June 30,2023	2,496,494	$7.85	6.3	$—
There were no options granted in the first or second quarter of 2023 or 2022.
Restricted Stock Units
A summary of restricted stock unit activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2022	2,058,534	$12.79
Granted	—	—
Vested	(817,978)	13.11
Forfeited	(174,275)	20.23
Unvested and outstanding balance at June 30, 2023	1,066,281	$11.32

The total fair value of restricted stock units that vested during the three months ended June 30, 2023 and 2022 was approximately $1.2 million and $0.2 million, respectively. The total fair value of restricted stock units that vested during the six months ended June 30, 2023 and 2022 was approximately $1.6 million and $3.1 million, respectively. We had 32,580 outstanding and fully vested restricted stock units remained unsettled at June 30, 2023, all of which are expected to be settled in 2023. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net loss per share for the three and six months ended June 30, 2023 and 2022.
There was no activity with respect to performance-based restricted stock units during the three and six months ended June 30, 2023. Performance-based restricted stock units for 1,089,045 shares were unvested and outstanding as of June 30, 2023 and December 31, 2022.
Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales (1)	$(826)	$764	$(453)	$1,643
Selling and administrative expenses (2)	3,977	3,983	8,823	9,643
Total	$3,151	$4,747	$8,370	$11,286
(1)    Cost of sales for the three and six months ended June 30, 2023 includes a net reversal of $1.1 million of stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license services and collaboration agreement. Stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license, services and collaboration agreement and recorded in cost of sales for the three and six months ended June 30, 2022 were $0.6 million and $0.7 million, respectively.
(2)    Selling and administrative expenses for the three and six months ended June 30, 2023 includes $1.3 million and $2.3 million of accelerated amortization of stock-based compensation expense for certain equity awards during the three and six months ended June 30, 2023, respectively.
The expense presented in the table above is net of capitalized stock-based compensation relating to software development costs of $0.5 million and $1.2 million during the three and six months ended June 30, 2023, respectively, and $0.6 million during the three and six months ended June 30, 2022.
At June 30, 2023, unrecognized compensation cost related to unvested stock options was $1.2 million and is expected to be recognized over the remaining weighted-average service period of 0.74 years. At June 30, 2023, total unrecognized compensation cost related to unvested performance-based stock units and restricted stock units was $13.7 million and is expected to be recognized over the remaining weighted-average service period of 1.91 years.

13. Commitments and Contingencies
Leases
As of June 30, 2023 and December 31, 2022, the weighted average remaining term of our operating leases from continuing operations was 5.7 years and 5.8 years, respectively, and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 5.9% and 5.8%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities attributable to continuing operations, were $2.1 million and $2.3 million for the three months ended June 30, 2023 and 2022, respectively, and $4.3 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively. Right of use assets obtained in exchange for new operating lease liabilities were $1.2 million and $3.5 million for the three months ended June 30, 2023 and 2022, respectively, excluding $0.7 million and $2.0 million, respectively, of right of use assets related to assets held for sale. Right of use assets obtained in exchange for new operating lease liabilities from continuing operations were $2.4 million and $3.8 million for the six months ended June 30, 2023 and 2022, respectively. Right of use assets obtained in exchange for new operating lease liabilities attributable to discontinued operations for the six months ended June 30, 2023 and 2022 were $0.9 million and $2.2 million, respectively.
In conjunction with the sale of Yandy in the second quarter of 2023, we entered into a sublease agreement with the buyer of Yandy in relation to its warehouse and office space for the remaining term of the lease, which expires in 2031.

Net lease cost recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 is summarized in the table below (in thousands). The table excludes TLA’s total net lease cost of $1.6 million and $3.1 million for the three and six months ended June 30, 2023, respectively, and $1.5 million and $3.1 million for the three and six months ended June 30, 2022, respectively, which is included in discontinued operations in the unaudited condensed consolidated statements of operations.

	Three Months Ended June 30,
	2023	2022
Operating lease cost	$1,928	$1,846
Variable lease cost	343	161
Short-term lease cost	581	498
Sublease income	(196)	(65)
Total	$2,656	$2,440

	Six Months Ended June 30,
	2023	2022
Operating lease cost	$3,819	$3,765
Variable lease cost	745	366
Short-term lease cost	1,291	925
Sublease income	(265)	(129)
Total	$5,590	$4,927
Maturities of our operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Remainder of 2023	$4,129
2024	8,104
2025	7,018
2026	6,785
2027	4,654
Thereafter	9,296
Total undiscounted lease payments	39,986
Less: imputed interest	(7,281)
Total operating lease liabilities	$32,705

Operating lease liabilities, current portion	$6,403
Operating lease liabilities, noncurrent portion	$26,302
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
On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. The court heard PEII’s motion for summary judgment on June 6, 2023, and dismissed six out of 10 of AVS’ causes of action. AVS’ contract-related claims remain to be determined at trial, which is set for January 22, 2024. The parties are currently engaged in discovery. We believe AVS’ remaining claims and allegations are without merit, and we will defend this matter vigorously.
TNR Case
On December 17, 2021, Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”), filed a complaint in the U.S. District Court for the Central District of California against PEII and its subsidiary Products Licensing, LLC. TNR alleges a variety of claims relating to the termination of a license agreement with TNR and the business relationship between PEII and TNR prior to such termination. TNR alleges, among other things, breach of contract, unfair competition, breach of the implied covenant of good faith and fair dealing, and interference with contractual and business relations due to PEII’s conduct. TNR is seeking over $100 million in damages arising from the loss of expected profits, declines in the value of TNR’s business, unsalable inventory and investment losses. After PEII indicated it would move to dismiss the complaint, TNR received two extensions of time from the court to file an amended complaint. TNR filed its amended complaint on March 16, 2022. On April 25, 2022, PEII filed a motion to dismiss the complaint. That motion was partially granted, and the court dismissed TNR’s claims under California franchise laws without leave to amend. A trial date has been set for February 13, 2024. We believe TNR’s claims and allegations are without merit, and we will defend this matter vigorously.

14. Severance Costs
We incurred severance costs during the first half of 2023 due to the reduction of headcount, as we shift our business to a capital-light model. Severance costs are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations, with an immaterial amount recorded in cost of sales, and in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets.
Severance costs in our condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct-to-Consumer	$756	$—	$1,127	$—
Corporate	10	141	1,221	141
Digital Subscriptions and Content	—	582	39	582
Licensing	36	8	53	8
Total	$802	$731	$2,440	$731

The following is a reconciliation of the beginning and ending severance costs balances recorded in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2022	$1,192
Costs incurred and charged to expense	2,440
Costs paid or otherwise settled	(2,096)
Balance at June 30, 2023	$1,536

15. Income Taxes
The effective tax rate for the three months ended June 30, 2023 and 2022 was 6.9% and of 1.7%, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was 6.4% and 40.2%, respectively. The effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, Section 162(m) limitations, stock compensation shortfall deductions and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three and six months ended June 30, 2022 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, Section 162(m) limitations, stock compensation windfall deductions, contingent consideration fair market value adjustment related to prior acquisitions, foreign income taxes, and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles.

16. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	2,496,494	2,845,577	2,496,494	2,845,577
Unvested restricted stock units	1,066,281	2,217,748	1,066,281	2,217,748
Unvested performance-based restricted stock units	1,089,045	1,115,455	1,089,045	1,115,455
Total	4,651,820	6,178,780	4,651,820	6,178,780

17. Segments
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Direct-to-Consumer segment derives revenue from sales of consumer products sold through third-party retailers, online direct-to-customer or brick-and-mortar through our lingerie business, Honey Birdette, with 58 stores in three countries as of June 30, 2023. The TLA and Yandy direct-to-consumer businesses met the criteria for discontinued operations classification as of June 30, 2023 (see Note 3, Assets and Liabilities Held for Sale and Discontinued Operations). Therefore, they were excluded from the table below and classified as discontinued operations in our condensed consolidated statements of operations for all periods presented. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, from sales of tokenized digital art and collectibles, and sales of creator content offerings to consumers on playboy.com.

Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. Total asset information is not included in the tables below as it is not provided to and reviewed by our CODM. The “All Other” line items in the tables below are primarily attributable to revenues and costs related to the fulfillment of magazine subscription obligations in the prior year comparative periods, which do not meet the quantitative threshold for determining reportable segments. We discontinued publishing Playboy magazine in the first quarter of 2020. The “Corporate” line item in the tables below includes certain operating expenses that are not allocated to the reporting segments presented to our CODM. These expenses include legal, human resources, accounting/finance, information technology and facilities. The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

The following table sets forth financial information by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
Licensing	$10,288	$15,876	$19,982	$30,437
Direct-to-Consumer	19,700	27,068	40,468	54,392
Digital Subscriptions and Content	5,112	4,694	9,850	9,434
All Other	1	243	4	678
Total	$35,101	$47,881	$70,304	$94,941
Operating (loss) income:
Licensing	$(68,281)	$10,945	$(64,714)	$20,704
Direct-to-Consumer	(75,002)	(1,231)	(90,058)	(1,716)
Digital Subscriptions and Content	1,002	(6,738)	393	(9,842)
Corporate	(13,918)	(8,783)	(29,794)	(9,485)
All Other	(7)	231	(12)	603
Total	$(156,206)	$(5,576)	$(184,185)	$264
Geographic Information
Revenue by geography is based on where the customer is located. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
United States	$14,975	$19,532	$30,634	$38,099
China	7,475	10,927	14,423	21,730
Australia	7,608	10,760	15,136	22,580
UK	2,943	3,072	5,445	6,053
Other	2,100	3,590	4,666	6,479
Total	$35,101	$47,881	$70,304	$94,941

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2023. As used herein, “we”, “us”, “our”, the “Company” and “PLBY” refer to PLBY Group, Inc. and its subsidiaries.
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

Business Overview
We are a large, global consumer lifestyle company marketing our brands through a wide range of direct-to-consumer products, licensing initiatives, and digital subscriptions and content. We reach consumers worldwide with products across four key market categories: Sexual Wellness, including lingerie and intimacy products; Style and Apparel, including a variety of apparel and accessories products; Digital Entertainment and Lifestyle, including our creator platform, web and television-based entertainment, and our spirits and hospitality products; and Beauty and Grooming, including fragrance, skincare, grooming and cosmetics.
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products, location-based entertainment businesses and online gaming. The Direct-to-Consumer segment derives its revenue from sales of consumer products sold directly to consumers through our own online channels, our retail stores or through third-party retailers. The TLA and Yandy direct-to-consumer businesses were classified as discontinued operations in the condensed consolidated statements of operations for all periods presented (see Note 3, Assets and Liabilities Held for Sale and Discontinued Operations). The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming, which is distributed through various channels, including websites and domestic and international TV, and sales of creator content offerings to consumers on playboy.com.

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

We continue to review the cost structure of our businesses and additional cost rationalization. We significantly restructured our technology expenses in the first quarter of 2023, and cost-excessive and under-utilized software packages were either terminated or not renewed upon expiration of applicable agreements. This resulted in a restructuring charge of $4.6 million for the six months ended June 30, 2023, excluding $0.4 million of costs related to discontinued operations. In addition, we reduced headcount within the Playboy Direct-to-Consumer business and our corporate office during fiscal 2023, resulting in a severance charge of $0.8 million and $2.4 million during the three and six months ended June 30, 2023, respectively, and additional stock-based compensation expenses of $1.3 million and $2.3 million due to acceleration of certain equity awards during the three and six months ended June 30, 2023.

Furthermore, we had conducted an extensive review of our inventory balances in the first quarter of 2023 and recorded additional inventory reserve charges of $3.6 million during the three and six months ended June 30, 2023, respectively, to reflect the restructuring of the Playboy Direct-to-Consumer business as well as additional deterioration in consumer demand.
China Licensing Revenues

Our licensing revenues from China (including Hong Kong) as a percentage of our total revenues, excluding revenues from discontinued operations, were 21% and 23% for the three months ended June 30, 2023 and 2022, respectively, and 21% and 23% for the six months ended June 30, 2023 and 2022, respectively. Due to the impact of the weakening economy in China, collections have slowed, and we have been in discussions with our partners to renegotiate terms of certain agreements. Future contract modifications and collectability issues could impact the revenue recognized against our ongoing contract assets. At the end of the first quarter of 2023, we entered into a joint venture (“Playboy China”) with Charactopia Licensing Limited, the brand management unit of Fung Group, which operates the Playboy consumer products business in mainland China, Hong Kong and Macau. Playboy China is intended to build on Playboy’s current roster of licensees and online storefronts and to expand into new product categories with new licensees.

Impairments

Our indefinite-lived intangible assets, including trademarks and goodwill, that are not amortized, and the carrying amounts of our long-lived assets, including property and equipment, stores, acquired intangible assets and right-of-use operating lease assets, may continue to be subject to impairment testing and impairments which reduce their value on our balance sheet. We periodically review for impairments whenever events or changes in our circumstances indicate that such assessment would be appropriate. We experienced further declines in revenue and profitability (including due to discontinued operations) during the six months ended June 30, 2023, which caused us to test the recoverability of our indefinite-lived and long-lived assets and resulted in the impairments set forth in our condensed consolidated financial statements. If we continue to experience declines in revenue or profitability, which could occur upon further declines in consumer demand or additional discontinued operations, we may record further non-cash asset impairment charges as of the applicable impairment testing date.
Seasonality of Our Consumer Product Sales
While we receive revenue throughout the year, our businesses have experienced, and may continue to experience, seasonality. For example, our licensing business under our consumer products business have historically experienced higher receipts in its first and third fiscal quarters due to the licensing fee structure in our licensing agreements which typically require advance payment of such fees during those quarters, but such payments can be subject to extensions or delays. Our direct-to-consumer businesses have historically experienced higher sales in the fourth quarter due to the U.S. holiday season and changing market conditions and demand could affect such sales. Historical seasonality of revenues may be subject to change as increasing pressure from competition and changes in economic conditions impact our licensees and consumers. Transitioning to a capital-light business model with a more streamlined consumer products business may further impact the seasonality of our business in the future.

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
We generate revenue from trademark licenses for third-party consumer products, online gaming and location-based entertainment businesses, and sales of creator offerings to consumers on our creator-led platform on playboy.com, in addition to sales of consumer products sold through third-party retailers or online direct-to-customer and from the subscription of our programming which is distributed through various channels, including websites and domestic and international television.
Trademark Licensing
We license trademarks under multi-year arrangements to consumer products, online gaming and location-based entertainment businesses. Typically, the initial contract term ranges between one to ten years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual non-refundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Earned royalties received in excess of the minimum guarantee (“Excess Royalties”) are typically payable quarterly. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize Excess Royalties only when the annual minimum guarantee is exceeded. In the event that the collection of any royalty becomes materially uncertain or unlikely, we recognize revenue from our licensees on a cash basis. Generally, Excess Royalties are recognized when they are earned.
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
Contingent Consideration Fair Value Remeasurement Gain
Contingent consideration fair value remeasurement gain consists of non-cash changes in the fair value of contingent consideration recorded in conjunction with the acquisitions of GlowUp and Honey Birdette.
Impairments
Impairments consist of the impairments of digital assets, certain licensing contracts, Playboy-branded trademarks, trade names and goodwill.
Other Operating Income, Net
Other operating income, net consists primarily of gains recognized from the sale of crypto assets.
Nonoperating Income (Expense)
Interest Expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs and debt discount.
Gain on Extinguishment of Debt
In the first quarter of 2023, we recorded a partial extinguishment of debt in the amount of $1.8 million related to the write-off of unamortized debt discount and deferred financing costs as a result of $45 million in prepayments of our senior debt pursuant to the third and fourth amendments of our Credit Agreement in February 2023. In the second quarter of 2023, we recorded a partial extinguishment of debt in amount of $8.0 million upon the amendment and restatement of the Credit Agreement. See Liquidity and Capital Resources section for definitions and additional details.
Fair Value Remeasurement Gain
Fair value remeasurement gain consists of changes to the fair value of mandatorily redeemable preferred stock liability related to its remeasurement.

Other Income (Expense), Net
Other income (expense), net consists primarily of other miscellaneous nonoperating items, such as the loss on sale of Yandy, bank charges and foreign exchange gains or losses as well as non-recurring transaction fees.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Net revenues	$35,101	$47,881	$(12,780)	(27)%
Costs and expenses:	—	—
Cost of sales	(10,859)	(19,545)	8,686	(44)%
Selling and administrative expenses	(32,592)	(38,613)	6,021	(16)%
Contingent consideration fair value remeasurement gain	75	8,641	(8,566)	(99)%
Impairments	(148,190)	(3,940)	(144,250)	over 150%
Other operating income, net	259	—	259	100%
Total operating expense	(191,307)	(53,457)	(137,850)	*
Operating (loss) income	(156,206)	(5,576)	(150,630)	*
Nonoperating income (expense):
Interest expense	(5,757)	(4,083)	(1,674)	41%
Gain on extinguishment of debt	7,980	—	7,980	100%
Fair value remeasurement gain	9,523	1,754	7,769	over 150%
Other income (expense), net	175	(347)	522	*
Total nonoperating income (expense)	11,921	(2,676)	14,597	*
Loss from continuing operations before income taxes	(144,285)	(8,252)	(136,033)	*
Benefit from income taxes	9,950	140	9,810	over 150%
Net loss from continuing operations	(134,335)	(8,112)	(126,223)	*
Income (loss) from discontinued operations, net of tax	452	(203)	655	*
Net loss	(133,883)	(8,315)	(125,568)	*
Net loss attributable to PLBY Group, Inc.	$(133,883)	$(8,315)	$(125,568)	*
_________________
*Not meaningful

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2023	2022
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(31)	(41)
Selling and administrative expenses	(93)	(81)
Contingent consideration fair value remeasurement gain	—	18
Impairments	(422)	(8)
Other operating income, net	1	—
Total operating expense	(545)	(112)
Operating (loss) income	(445)	(12)
Nonoperating income (expense):
Interest expense	(16)	(9)
Gain on extinguishment of debt	23	—
Fair value remeasurement gain	27	4
Other income (expense), net	—	(1)
Total nonoperating income (expense)	34	(6)
Loss from continuing operations before income taxes	(411)	(18)
Benefit from income taxes	28	—
Net loss from continuing operations	(383)	(18)
Income (loss) from discontinued operations, net of tax	1	—
Net loss	(381)	(18)
Net loss attributable to PLBY Group, Inc.	(381)%	(18)%

Net Revenues
The decrease in net revenues for the three months ended June 30, 2023 as compared to the prior year comparative period was primarily due to lower direct-to-consumer revenue of $7.4 million, a $5.6 million decrease in licensing revenue and a $0.3 million decrease in TV and cable programming revenue, all due to weaker consumer demand, partly offset by $1.0 million of higher revenues from our creator platform.
Cost of Sales
The decrease in cost of sales for the three months ended June 30, 2023 as compared to the prior year comparative period was primarily due to $2.8 million less of direct-to-consumer product and shipping costs of due to fewer products sold, $1.8 million less of stock-based compensation expenses, primarily related to the cancellation of independent contractor equity awards, $0.8 million lower licensing royalties and commissions, and $4.2 million lower licensing royalties and commissions, which includes a $3.4 million reduction in commission accrual related to impairments and modifications of certain trademark licensing contracts.
Selling and Administrative Expenses
The decrease in selling and administrative expenses for the three months ended June 30, 2023 as compared to the prior year comparative period was primarily due to a $1.6 million decrease in marketing expenses from our reduction of digital marketing spend, $3.1 million lower payroll expense, as we shift to a capital-light business model, and the elimination of $1.1 million in airplane expenses following the sale of our aircraft in the third quarter of 2022.
Contingent Consideration Fair Value Remeasurement Gain
The decrease in contingent consideration fair value remeasurement gain for the three months ended June 30, 2023 as compared to the prior year comparative period was due to the resolution of contingent consideration related to the acquisition of Honey Birdette during 2022 and partial settlement of the contingent consideration recorded in connection with the acquisition of GlowUp in the second quarter of 2022.

Impairments
The increase in impairments for the three months ended June 30, 2023 as compared to the prior year comparative period was primarily due to $138.2 million of impairment charges on Playboy-branded trademarks, Honey Birdette’s trade names and goodwill recorded in the second quarter of 2023 and $11.2 million of impairment charges on certain licensing contracts, partly offset by $1.2 million of related reduction in commission accrual on such licensing contracts, $2.6 million of higher impairment charges related to our digital assets during the three months ended June 30, 2022, due to their fair value decreasing below their carrying value, and a $1.4 million impairment of purchased intellectual property assets in the second quarter of 2022.
Other Operating Income, Net
The increase in other operating income, net was due to the gain on sale of our crypto assets.
Nonoperating Income (Expense)
Interest Expense
The increase in interest expense for the three months ended June 30, 2023 as compared to the prior year comparative period was primarily due to the higher interest rates of 11.41% and 9.41% on Tranche A and Tranche B, respectively, of our A&R Term Loans in the second quarter of 2023 compared to 6.25% interest rate in the prior year comparative period, offset by the elimination of $0.1 million of interest expense related to our former corporate aircraft loan in the prior year comparative period (which loan was repaid in September 2022, resulting in no interest on the aircraft loan in the first quarter of 2023).
Gain on Extinguishment of Debt
Gain on extinguishment of debt for the three months ended June 30, 2023 represents a gain of $8.0 million due to the partial extinguishment of debt upon the amendment and restatement of the Credit Agreement.
Fair Value Remeasurement Gain
The increase in fair value remeasurement gain for the three months ended June 30, 2023 as compared to the prior year comparative period was due to the remeasurement of our mandatorily redeemable preferred stock liability to its fair value recorded during the period upon exchange (and thereby elimination) of the outstanding Series A Preferred Stock in connection with the amendment and restatement of the Credit Agreement.
Benefit from Income Taxes
The change in benefit from income taxes for the three months ended June 30, 2023 as compared to the prior year comparative period was primarily due to the decrease of disallowed Section 162(m) compensation, the shortfall of stock-based compensation and change in valuation allowance due to the reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net revenues	$70,304	$94,941	$(24,637)	(26)%
Costs and expenses:
Cost of sales	(32,636)	(37,531)	4,895	(13)%
Selling and administrative expenses	(74,179)	(78,786)	4,607	(6)%
Contingent consideration fair value remeasurement gain	267	27,939	(27,672)	(99)%
Impairments	(148,190)	(6,299)	(141,891)	over 150%
Other operating income, net	249	—	249	(100)%
Total operating expense	(254,489)	(94,677)	(159,812)	*
Operating (loss) income	(184,185)	264	(184,449)	*
Nonoperating income (expense):
Interest expense	(10,966)	(8,133)	(2,833)	35%
Gain on extinguishment of debt	6,133	—	6,133	(100)%
Fair value remeasurement gain	6,505	1,754	4,751	over 150%
Other income (expense), net	250	(479)	729	*
Total nonoperating income (expense)	1,922	(6,858)	8,780	(128)%
Loss from continuing operations before income taxes	(182,263)	(6,594)	(175,669)	*
Benefit from income taxes	11,620	2,648	8,972	over 150%
Net loss from continuing operations	(170,643)	(3,946)	(166,697)	*
Loss from discontinued operations, net of tax	(920)	1,174	(2,094)	*
Net loss	(171,563)	(2,772)	(168,791)	*
Net loss attributable to PLBY Group, Inc.	$(171,563)	$(2,772)	$(168,791)	*
_________________
*Not meaningful

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(46)	(40)
Selling and administrative expenses	(105)	(82)
Contingent consideration fair value remeasurement gain	—	29
Impairments	(211)	(7)
Other operating income, net	—	—
Total operating expense	(362)	(100)
Operating (loss) income	(262)	—
Nonoperating income (expense):
Interest expense	(16)	(8)
Gain on extinguishment of debt	10	—
Fair value remeasurement gain	9	2
Other income (expense), net	—	(1)
Total nonoperating income (expense)	3	(7)
Loss from continuing operations before income taxes	(259)	(7)
Benefit from income taxes	16	3
Net loss from continuing operations	(243)	(4)
Loss from discontinued operations, net of tax	(1)	1
Net loss	(244)	(3)
Net loss attributable to PLBY Group, Inc.	(244)%	(3)%
Net Revenues
The decrease in net revenues for the six months ended June 30, 2023 as compared to the prior year comparative period was primarily due to $13.9 million less direct-to-consumer revenue, a $10.5 million decrease in licensing revenue and a $0.7 million decrease in TV and cable programming revenue, all due to weaker consumer demand, offset by $1.5 million of increased revenue from our creator platform.
Cost of Sales
The decrease in cost of sales for the six months ended June 30, 2023 as compared to the prior year comparative period was primarily due to $5.2 million of lower direct-to-consumer product and shipping costs, as a result of fewer products sold, $2.2 million less of stock-based compensation expenses, primarily related to the cancellation of independent contractor equity awards, partly offset by a $6.2 million increase in inventory reserve charges and a $3.4 million reduction in commission accrual for certain licensing contracts.
Selling and Administrative Expenses
The decrease in selling and administrative expenses for the six months ended June 30, 2023 as compared to the prior year comparative period was primarily due to a $3.8 million decrease in marketing expenses from our reduction of digital marketing spend, lower payroll expense of $3.1 million, as we shift to a capital-light business model, the elimination of $2.1 million in airplane expenses following the sale of our aircraft in the third quarter of 2022, a $1.6 million decrease in recruiting costs, and a $1.3 million decrease in stock-based compensation expense, net of $2.3 million of additional stock-based compensation expense due to the acceleration of certain equity awards in connection with severance payments, partly offset by $5.2 million higher technology costs, out of which $4.6 million was due to a restructuring charge taken on direct-to-consumer cloud-based software, and $1.8 million of salary and related severance charges in connection with headcount reductions.

Contingent Consideration Fair Value Remeasurement Gain
The decrease in contingent consideration fair value remeasurement gain for the six months ended June 30, 2023 as compared to the prior year comparative period was due to the resolution of contingent consideration related to the acquisition of Honey Birdette during 2022 and partial settlement of the contingent consideration recorded in connection with the acquisition of GlowUp in the second quarter of 2022.
Impairments
The increase in impairments for the six months ended June 30, 2023 as compared to the prior year comparative period was primarily due to impairment charges of $138.2 million on Playboy-branded trademarks, Honey Birdette’s trade names and goodwill recorded in the second quarter of 2023 and the $11.2 million impairment of certain licensing contracts, partly offset by $1.2 million of related reduction in commission accrual for such licensing contracts, $4.9 million of higher impairment charges related to our digital assets during the six months ended June 30, 2022 as a result of their fair value decreasing below their carrying value, and the $1.4 million impairment of certain other assets in the second quarter of 2022.
Other Operating Income, Net
The increase in other operating income, net was due to the gain on sale of our crypto assets.
Nonoperating Income (Expense)
Interest Expense
The increase in interest expense for the six months ended June 30, 2023 as compared to the prior year comparative period was primarily due to the higher interest rate on our debt of 11.20% in the first quarter of 2023 and interest rates of 11.41% and 9.41% on Tranche A and Tranche B, respectively, of the A&R Term Loans, in the second quarter of 2023 compared to 6.25% interest rate in the prior year comparative period, offset by the elimination of $0.3 million of interest expense related to our former corporate aircraft loan in the prior year comparative period (which loan was repaid in September 2022) and reduced debt interest on the lower outstanding principal balance of our term loan in the first quarter of 2023 due to mandatory prepayments made in the fourth quarter of 2022 and first quarter of 2023.
Gain on Extinguishment of Debt
Gain on extinguishment of debt for the six months ended June 30, 2023 represents a $8.0 million gain due to the partial extinguishment of debt upon the amendment and restatement of the Credit Agreement in the second quarter of 2023, net of a $1.8 million loss recorded in the first quarter of 2023 due to the partial extinguishment of debt related to $45 million of prepayments of our senior debt.
Fair Value Remeasurement Gain
The increase in fair value remeasurement gain for the six months ended June 30, 2023 as compared to the prior year comparative period was due to the remeasurement of our mandatorily redeemable preferred stock liability to its fair value at June 30, 2023.
Benefit from Income Taxes
The change in benefit from income taxes for the six months ended June 30, 2023 as compared to the prior year comparative period was primarily due to a decrease of disallowed Section 162(m) compensation, a shortfall of stock-based compensation and a change in valuation allowance due to a reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the six months ended June 30, 2023.

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

EBITDA and Adjusted EBITDA
“EBITDA” is defined as net income or loss before results from discontinued operations, interest, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other special items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, investors should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
In addition to adjusting for non-cash stock-based compensation, non-cash charges for the fair value remeasurements of certain liabilities and non-recurring non-cash impairments, asset write-downs and inventory reserve charges, we typically adjust for nonoperating expenses and income, such as non-recurring special projects including the implementation of internal controls, expenses associated with financing activities, reorganization and severance resulting in the elimination or rightsizing of specific business activities or operations and non-recurring gains (losses) on the sale of business units.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss from continuing operations	$(134,335)	$(8,112)	$(170,643)	$(3,946)
Adjusted for:
Interest expense	5,757	4,083	10,966	8,133
Gain on extinguishment of debt	(7,980)	—	(6,133)	—
Benefit from income taxes	(9,950)	(140)	(11,620)	(2,648)
Depreciation and amortization	1,848	1,992	3,537	5,056
EBITDA	(144,660)	(2,177)	(173,893)	6,595
Adjusted for:
Stock-based compensation	3,151	4,747	8,370	11,286
Adjustments	1,623	1,426	4,843	2,715
Inventory reserve charges	—	—	3,637	—
Contingent consideration fair value remeasurement	(75)	(8,641)	(267)	(27,939)
Mandatorily redeemable preferred stock fair value remeasurement	(9,523)	(1,754)	(6,505)	(1,754)
Impairments	148,190	3,940	148,190	6,299
Write-down of capitalized software	—	—	4,632	—
Adjusted EBITDA	$(1,294)	$(2,459)	$(10,993)	$(2,798)
•Adjustments for the three and six months ended June 30, 2023 are primarily related to consulting, advisory and other costs relating to corporate transactions and other strategic opportunities, the loss on the sale of Yandy, as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.
•Adjustments for the three and six months ended June 30, 2022 are related to amortization of previously capitalized fees allocated to our Series A Preferred Stock upon the Second Drawdown (as defined below), severance, consulting, advisory and other costs relating to special projects, including the implementation of internal controls over financial reporting and adoption of accounting standards.

•Inventory reserve charges for the six months ended June 30, 2023 and 2022 related to non-cash inventory reserve charges, excluding certain ordinary inventory reserve items, recorded in the first quarter of 2023 to reflect the restructuring of the Playboy Direct-to-Consumer business.
•Contingent consideration fair value remeasurement for the three and six months ended June 30, 2023 relates to non-cash fair value gain due to the fair value remeasurement of contingent liabilities related to our acquisition of GlowUp that remained unsettled as of June 30, 2023.
•Contingent consideration fair value remeasurement for the three and six months ended June 30, 2022 relates to non-cash fair value gain with respect to the fair value remeasurement of contingent liabilities in connection with our Honey Birdette and GlowUp acquisitions.
•Mandatorily redeemable preferred stock fair value remeasurement for the three and six months ended June 30, 2023, and the three months ended 2022, relates to the fair value remeasurement, non-cash fair value gain of the liability for our Series A Preferred Stock.
•Write-down of capitalized software for the six months ended June 30, 2023 related to a $5.0 million restructuring charge taken on direct-to-consumer cloud-based software in the first quarter of 2023, excluding $0.4 million of costs related to discontinued operations.
•Impairments for the three and six months ended June 30, 2023 relate primarily to the impairments of intangible assets, including goodwill, and impairments on certain of our licensing contracts, net of related reduction in commission accrual.
•Impairments for the three and six months ended June 30, 2022 relates to the impairments of digital assets and purchased intellectual property assets.

Segments
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Our segment disclosure is based on our intention to provide the users of our condensed consolidated financial statements with a view of the business from our perspective. We operate our business in three primary operating and reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. Licensing operations include the licensing of one or more of our trademarks and/or images for consumer products and location-based entertainment businesses. Direct-to-Consumer operations include consumer products sold through third-party retailers or online direct-to-customer. Digital Subscriptions and Content operations include the production, marketing and sales of programming under the Playboy brand name, which is distributed through various channels, including domestic and international television, sales of tokenized digital art and collectibles, and sales of creator content offerings to consumers on playboy.com.
Comparison of the Three Months Ended June 30, 2023 and 2022
The following are our results of financial performance from continuing operations by segment for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Net revenues:
Licensing	$10,288	$15,876	$(5,588)	(35)%
Direct-to-Consumer	19,700	27,068	(7,368)	(27)%
Digital Subscriptions and Content	5,112	4,694	418	9%
All Other	1	243	(242)	(100)%
Total	$35,101	$47,881	$(12,780)	(27)%
Operating income (loss):
Licensing	$(68,281)	$10,945	$(79,226)	over 150%
Direct-to-Consumer	(75,002)	(1,231)	(73,771)	over 150%
Digital Subscriptions and Content	1,002	(6,738)	7,740	(115)%
Corporate	(13,918)	(8,783)	(5,135)	58%
All Other	(7)	231	(238)	(103)%
Total	$(156,206)	$(5,576)	$(150,630)	over 150%

Licensing
The decrease in net revenues for the three months ended June 30, 2023 compared to the comparable prior year period was primarily due to the decline in contractual revenue and overages from our licensees due to weaker consumer demand.
The decrease in operating income for the three months ended June 30, 2023 compared to the comparable prior year period was primarily due to $65.5 million of non-cash impairment charges on our trademarks, $4.7 million decline in licensing gross profit, $11.2 million of impairment of certain licensing contracts, partly offset by $1.2 million of related reduction in commission accrual for such licensing contracts, and $1.3 million of costs associated with operations of the Playboy China joint venture, partly offset by a $4.6 million reduction in commission accrual for certain licensing contracts.
Direct-to-Consumer
The decrease in net revenues for the three months ended June 30, 2023 compared to the comparable prior year period was primarily due to declines in consumer demand experienced by our direct-to-consumer businesses.
The increase in operating loss for the three months ended June 30, 2023 compared to the comparable prior year period was primarily due to $72.6 million of non-cash impairment charges on certain of our intangible assets, including goodwill, $5.5 million lower gross profit as a result of lower revenue, and approximately $0.8 million of severance charges, partly offset by a $1.6 million decrease in marketing expenses as a result of our reduction of digital marketing, following a review of returns on advertising spending, $1.2 million lower technology costs, and $1.5 million lower payroll expenses, as we shift to a capital-light business model.
Digital Subscriptions and Content
The increase in net revenues for the three months ended June 30, 2023 compared to the comparable prior year period was primarily due to a $1.0 million increase in net revenue from our creator platform, partly offset by a $0.6 million decrease in other digital subscriptions and content revenue.
The increase in operating income for the three months ended June 30, 2023, compared to the comparable prior year period was primarily due to a $0.4 million increase in net revenues, a $2.3 million decrease in expenses related to our creator platform, $1.0 million lower payroll and severance costs and $3.9 million of higher impairments of digital and other assets in the comparable prior year period.
Corporate
The increase in corporate expenses for the three months ended June 30, 2023 compared to the comparable prior year period was primarily due to $8.6 million less in non-cash contingent liabilities fair value remeasurement gain relating to our 2021 acquisitions, partly offset by the elimination of $1.1 million in airplane expenses after to the sale of our former corporate aircraft in the third quarter of 2022, and $1.2 million of lower payroll expense, as we shift to a capital-light business model.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following are our results of financial performance from continuing operations by segment for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net revenues:
Licensing	$19,982	$30,437	$(10,455)	(34)%
Direct-to-Consumer	40,468	54,392	(13,924)	(26)%
Digital Subscriptions and Content	9,850	9,434	416	4%
All Other	4	678	(674)	(99)%
Total	$70,304	$94,941	$(24,637)	(26)%
Operating income (loss):
Licensing	$(64,714)	$20,704	$(85,418)	over 150%
Direct-to-Consumer	(90,058)	(1,716)	(88,342)	over 150%
Digital Subscriptions and Content	393	(9,842)	10,235	(104)%
Corporate	(29,794)	(9,485)	(20,309)	over 150%
All Other	(12)	603	(615)	(102)%
Total	$(184,185)	$264	$(184,449)	over 150%
Licensing
The decrease in net revenues for the six months ended June 30, 2023 compared to the comparable prior year period was primarily due to the decline in contractual revenue and overages from our licensees due to weaker consumer demand.
The decrease in operating income for the six months ended June 30, 2023 compared to the comparable prior year period was primarily due to $65.5 million of non-cash impairment charges on our trademarks, $9.3 million decline in licensing gross profit, the $11.2 million impairment of certain licensing contracts, partly offset by $1.2 million of related reduction in commission accrual for such licensing contracts and $2.5 million of costs associated with the formation and operation of the Playboy China joint venture, partly offset by a $4.6 million reduction in commission accrual for certain licensing contracts.
Direct-to-Consumer
The decrease in net revenues for the six months ended June 30, 2023 compared to the comparable prior year period was primarily due to declines in consumer demand experienced by our direct-to-consumer businesses.
The increase in operating loss for the six months ended June 30, 2023 compared to the comparable prior year period was primarily due to $72.6 million of non-cash impairment charges on certain of our intangible assets, including goodwill, $10.1 million of lower gross profit as a result of lower revenue, $5.2 million of higher technology costs (of which $4.6 million was due to a restructuring charge taken on direct-to-consumer cloud-based software attributable to continuing operations), a $6.2 million increase in inventory reserve charges, and approximately $1.1 million of severance charges, partly offset by $2.9 million of lower marketing expenses as a result of our reduction of digital marketing spend, $1.1 million lower trade name amortization due to accelerated amortization recognized in the prior year period, $1.3 million lower payroll expense as we shift to a capital-light business model, and a $1.2 million decrease in other selling and administrative expenses.
Digital Subscriptions and Content
The increase in net revenues for the six months ended June 30, 2023 compared to the comparable prior year period was primarily due to a $1.5 million increase in net revenues from our creator platform, partly offset by a $1.1 million decrease in other digital subscriptions and content revenue.
The increase in operating income for the six months ended June 30, 2023, compared to the comparable prior year period was primarily due to a $0.4 million increase in net revenues, a $3.0 million decrease in expenses related to our creator platform, and the $6.3 million higher impairment of digital and other assets in the comparable prior year period.
All Other

The decrease in both revenues and operating loss for the six months ended June 30, 2023 was primarily attributable to the recognized revenues related to the fulfillment of magazine subscription obligations in the first quarter of 2022 that did not reoccur in the subsequent periods, as a result of the cessation of publishing the magazine.
Corporate
The increase in corporate expenses for the six months ended June 30, 2023 compared to the comparable prior year period was primarily due to $27.7 million less in non-cash contingent liabilities fair value remeasurement gain relating to our 2021 acquisitions and $1.1 million of severance costs related to headcount reductions as we shift to a capital-light business model, partly offset by $1.3 million lower stock-based compensation expense, net of $2.3 million of additional stock-based compensation expense, due to the acceleration of certain equity awards in connection with severance payments, $2.3 million lower professional services costs, the elimination of $2.1 million of aircraft costs following the sale of our aircraft in the third quarter of 2022, and $1.1 million and $1.5 million of lower payroll and recruiting expenses, respectively.

Liquidity and Capital Resources
Sources of Liquidity
Our main source of liquidity is cash generated from operating and financing activities, which primarily includes cash derived from revenue generating activities, in addition to proceeds from our issuance of debt, and proceeds from stock offerings (as described further below). As of June 30, 2023, our principal source of liquidity was cash in the amount of $34.4 million, which is primarily held in operating and deposit accounts.
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

Debt
On April 4, 2023, we entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit and Guaranty Agreement, dated as of May 25, 2021 (as previously amended on August 11, 2021, August 8, 2022, December 6, 2022 and February 17, 2023, the “Credit Agreement”, and as further amended by the Fifth Amendment) to permit, among other things, the Yandy Sale, and that the proceeds of such sale would not be required to prepay the loans under the Credit Agreement (as amended through the Fifth Amendment); provided that at least 30% of the consideration for the Yandy Sale was paid in cash.
On May 10, 2023, we entered into an amendment and restatement of the Credit Agreement (the “A&R Credit Agreement”) to reduce the interest rate applicable to our senior secured debt, eliminate our Series A Preferred Stock, and obtain additional covenant relief and funding. Refer to Note 9, Debt, of this Quarterly Report on Form 10-Q for additional information.
In connection with the A&R Credit Agreement, Fortress Credit Corp. and its affiliates (together, “Fortress”) became our lender with respect to approximately 90% of the term loans under the A&R Credit Agreement (the “A&R Term Loans”), Fortress exchanged 50,000 shares of the Company’s Series A Preferred Stock (representing all of the Company’s issued and outstanding preferred stock) for approximately $53.6 million of the A&R Term Loans, and Fortress extended approximately $11.8 million of additional funding as part of the A&R Term Loans. As a result, the Company’s Series A Stock was eliminated, and the principal balance of the A&R Term Loans under the A&R Credit Agreement is approximately $210.0 million (whereas the original Credit Agreement had an outstanding balance of approximately $156.0 million as of March 31, 2023).
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

•The benchmark rate for the A&R Term Loans will be the applicable term of secured overnight financing rate as published by the U.S. Federal Reserve Bank of New York, rather than LIBOR;

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

The interest rate applicable to borrowings under the A&R Term Loans may be adjusted on periodic measurement dates provided for under the A&R Credit Agreement based on the type of loans borrowed by the Company and the total leverage ratio of the Company at such time. The Company, at its option, may borrow loans which accrue interest at (i) a base rate (with a floor of 1.50%) or (ii) at SOFR, in each case plus an applicable per annum margin. The per annum applicable margin for Tranche A base rate loans is 5.25% or 4.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less, and the per annum applicable margin for Tranche A SOFR loans is 6.25% or 5.75%, with the lower rate applying when the total leverage ratio as of the applicable measurement date is 3.00 to 1.00 or less. With respect to Tranche B loans that are SOFR loans, the per annum applicable margin will be 4.25% and with respect to Tranche B loans that are base rate loans, the per annum applicable margin will be 3.25%. In addition, the A&R Term Loans will be subject to a credit spread adjustment of 0.10% per annum. The stated interest rate of Tranche A and Tranche B term loans as of June 30, 2023 was 11.41% and 9.41%, respectively. The stated interest rate of the term loan pursuant to the Credit Agreement as of December 31, 2022 was 11.01%.

We accounted for the amendment and restatement of the Credit Agreement (the “Restatement”) as a partial debt extinguishment and recognized $8.0 million in gain on debt extinguishment related to the lenders that sold their debt positions in our debt to Fortress. For the rest of the lenders, the transaction was accounted for as a debt modification. As a result of the Restatement, we capitalized an additional $21.0 million of debt discount while deferring and continuing to amortize an existing discount of $2.6 million, which will be amortized over the remaining term of our senior secured debt and recorded in interest expense in our condensed consolidated statements of operations. $0.3 million of fees were expensed as incurred and $0.4 million of debt issuance costs were capitalized as a result of the Restatement.

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

The A&R Term Loans retained the same final maturity date of May 25, 2027 as the term loan under the original Credit Agreement. In connection with the A&R Credit Agreement, we were not required to pay any fees, but we were required to pay the lenders’ and the Agent’s legal expenses in connection with the transaction. Compliance with the financial covenants as of June 30, 2023 and December 31, 2022 was waived pursuant to the terms of the A&R Credit Agreement and the third amendment of the Credit Agreement, respectively.
Leases

Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring from 2023 to 2033. Some of these leases contain renewal options and rent escalations. As of June 30, 2023 and December 31, 2022, our fixed leases were $32.7 million and $33.0 million, respectively, with $6.4 million and $6.3 million due in the next 12 months. For further information on our lease obligations, refer to Note 13 of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows from continuing operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net cash provided by (used in):
Operating activities	$(26,653)	$(44,629)	$17,976	(40)%
Investing activities	248	(4,774)	5,022	(105)%
Financing activities	27,334	23,451	3,883	17%
Cash Flows from Operating Activities
The decrease in net cash used in operating activities for six months ended June 30, 2023 over the prior year comparable period was primarily due to changes in assets and liabilities that had a current period cash flow impact, such as $34.4 million of changes in working capital and $150.3 million of changes in non-cash charges, offset by a $166.7 million increase in net loss from continuing operations. The change in assets and liabilities as compared to the prior year comparable period was primarily driven by a $10.2 million decrease in accounts receivable due to the timing of royalties collections and modifications of certain trademark licensing contracts, a $15.1 million decrease in contract assets due to the impairment, modification or termination of certain trademark licensing contracts, an decrease of $6.1 million in prepaid expenses and other assets primarily due to a restructuring charge taken on direct-to-consumer cloud-based software in the first quarter of 2023, an decrease of $4.1 million in inventories, net due to reduced purchasing, a $2.5 million decrease in accounts payable due to the timing of payments, and a $19.4 million decrease in deferred revenues due to the timing of the direct-to-consumer order shipments as well as impairments and modifications of certain trademark licensing contracts. The change in non-cash charges compared to the change in the prior year comparable period was primarily driven by a $141.9 million increase in non-cash impairment charges, a $22.9 million change in fair value remeasurement charges, a $5.9 million increase in inventory reserve charges, and a $6.1 million net gain on the extinguishment of debt in 2023, partly offset by a $2.9 million decrease in stock-based compensation expense.
Cash Flows from Investing Activities
The increase in net cash used in investing activities for the six months ended June 30, 2023 over the prior year comparable period was primarily due to proceeds from the sale of Yandy, offset by lower purchases of property and equipment.

Cash Flows from Financing Activities
The increase in net cash provided by financing activities for the six months ended June 30, 2023 over the prior year comparable period was due to net proceeds of $13.9 million from our registered direct offering in January of 2023 and net proceeds of $47.6 million from the issuance of common stock in our rights offering in February of 2023, gross proceeds of $11.8 million from the Restatement in the second quarter of 2023, partly offset by a $43.9 million increase in the repayment of long-term debt from the proceeds of such offerings, $1.4 million of proceeds from the exercise of stock options, and $23.8 million of proceeds from the issuance of Series A Preferred Stock in the prior year comparable period.

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
During the six months ended June 30, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2023 and December 31, 2022, we had cash of $34.4 million and $31.6 million, respectively, and restricted cash and cash equivalents of $2.0 million and $3.8 million, respectively, primarily consisting of interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term A&R Term Loans are subject to a variable interest rate based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of June 30, 2023, we have not entered into any such contracts.

As of June 30, 2023, we had outstanding debt obligations of $209.9 million, which accrued interest at a rate of 11.41% and 9.41% for Tranche A and Tranche B term loans, respectively. As of December 31, 2022, outstanding debt obligations were $201.6 million, which accrued interest at a rate of 11.01%. Based on the balance outstanding under our A&R Term Loans at June 30, 2023, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $1.1 million or $2.2 million, respectively, in any given fiscal year.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended June 30, 2023 and 2022, we derived approximately 57% and 59%, respectively, of our revenue from outside the United States, out of which 30% and 29%, respectively, was denominated in foreign currency. For the six months ended June 30, 2023 and 2022, we derived approximately 56% and 60%, respectively, of our revenue from outside the United States, out of which 29% and 30%, respectively, was denominated in foreign currency. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.
There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three and six months ended June 30, 2023, we recorded an unrealized loss of $0.3 million and $2.0 million, respectively, which is included in accumulated other comprehensive loss as of June 30, 2023. This was primarily related to the increase in the U.S. dollar against the Australian dollar during the three and six months ended June 30, 2023.
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

Remediation Efforts

We have begun the process of, and we are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•We hired additional qualified accounting resources and outside resources to segregate key functions within our financial and information technology processes relating to security and change management controls. We expect the full remediation of certain of such systems by the end of fiscal year 2024.

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

•We implemented our warehouse management system, and continue to refine our inventory process controls to increase the level of precision. We expect the full remediation of certain of such systems by 2024.

In addition to implementing and refining the above activities, we expect to engage in additional remediation activities in coming fiscal years including:

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
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
As of June 30, 2023, we had not repurchased any shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, which was authorized by the Board of Directors on May 14, 2022.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended June 30, 2023.

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
10.1
Amendment No. 5 to Credit and Guaranty Agreement, dated as of April 4, 2023, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2023)

10.2†
PLBY Group, Inc. Non-Employee Director Compensation Policy, amended and restated as of April 20, 2023 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 10-Q filed with the SEC on May 10, 2023)

10.3^
Amended and Restated Credit and Guaranty Agreement, dated as of May 10, 2023, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 10-Q filed with the SEC on May 10, 2023)

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
101
The following financial information from PLBY Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)

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

PLBY GROUP, INC.

Date: August 9, 2023	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: August 9, 2023	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operation Officer (principal financial officer)