Form 10-Q
period 2023-09-30
PLBY Group, Inc.
filed 2023-11-09
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of November 3, 2023 was 74,061,787.

i

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.
PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$33,282	$45,706	$103,586	$140,647
Costs and expenses:
Cost of sales	(10,909)	(25,302)	(43,545)	(62,833)
Selling and administrative expenses	(25,514)	(34,988)	(99,693)	(113,774)
Contingent consideration fair value remeasurement gain	219	1,371	486	29,310
Impairments	(7,674)	(277,197)	(155,864)	(283,496)
Gain on sale of the aircraft	—	5,802	—	5,802
Other operating expense, net	(740)	—	(491)	—
Total operating expense	(44,618)	(330,314)	(299,107)	(424,991)
Operating loss	(11,336)	(284,608)	(195,521)	(284,344)
Nonoperating (expense) income:
Interest expense	(6,620)	(4,306)	(17,586)	(12,439)
(Loss) gain on extinguishment of debt	—	(220)	6,133	(220)
Fair value remeasurement gain	—	9,149	6,505	10,903
Other income (expense), net	121	(551)	621	(1,030)
Total nonoperating (expense) income	(6,499)	4,072	(4,327)	(2,786)
Loss from continuing operations before income taxes	(17,835)	(280,536)	(199,848)	(287,130)
Benefit from income taxes	1,442	43,653	13,062	46,301
Net loss from continuing operations	(16,393)	(236,883)	(186,786)	(240,829)
Income (loss) from discontinued operations, net of tax	1,319	(27,814)	149	(26,640)
Net loss	(15,074)	(264,697)	(186,637)	(267,469)
Net loss attributable to PLBY Group, Inc.	$(15,074)	$(264,697)	$(186,637)	$(267,469)
Net loss per share from continuing operations, basic and diluted	$(0.22)	$(5.05)	$(2.65)	$(5.18)
Net income (loss) per share from discontinued operations, basic and diluted	0.02	(0.60)	—	(0.58)
Net loss per share, basic and diluted	$(0.20)	$(5.65)	$(2.65)	$(5.76)
Weighted-average shares outstanding, basic and diluted	73,891,105	46,889,983	70,611,492	46,472,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(15,074)	$(264,697)	$(186,637)	$(267,469)
Other comprehensive loss:
Foreign currency translation adjustment	(1,182)	(10,321)	(3,150)	(25,040)
Other comprehensive loss	(1,182)	(10,321)	(3,150)	(25,040)
Comprehensive loss	$(16,256)	$(275,018)	$(189,787)	$(292,509)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$20,028	$31,640
Receivables, net of allowance for credit losses	5,396	14,214
Inventories, net	13,997	20,612
Prepaid expenses and other current assets	15,141	17,221
Assets held for sale	19,533	34,910
Total current assets	74,095	118,597
Restricted cash	1,940	3,809
Property and equipment, net	14,942	13,804
Operating right-of-use assets	28,123	28,082
Goodwill	53,720	123,217
Other intangible assets, net	163,329	236,137
Contract assets, net of current portion	9,070	13,680
Other noncurrent assets	14,552	15,137
Total assets	$359,771	$552,463
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,055	$14,090
Accrued agency fees and commissions	1,199	7,785
Deferred revenues, current portion	6,432	10,480
Long-term debt, current portion	304	2,050
Operating lease liabilities, current portion	6,906	6,278
Other current liabilities and accrued expenses	25,420	25,106
Liabilities held for sale	15,491	27,126
Total current liabilities	72,807	92,915
Deferred revenues, net of current portion	22,580	21,406
Long-term debt, net of current portion	187,905	191,125
Deferred tax liabilities, net	12,047	25,293
Operating lease liabilities, net of current portion	25,790	26,695
Mandatorily redeemable preferred stock, at fair value	—	39,099
Other noncurrent liabilities	1,036	886
Total liabilities	322,165	397,419
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 0 shares were issued and outstanding as of September 30, 2023; 50,000 shares were issued and outstanding as of December 31, 2022	—	—
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 74,603,404 shares issued and 73,903,404 shares outstanding as of September 30, 2023; 47,737,699 shares issued and 47,037,699 shares outstanding as of December 31, 2022	7	5
Treasury stock, at cost, 700,000 shares as of September 30, 2023 and December 31, 2022	(4,445)	(4,445)
Additional paid-in capital	689,580	617,233
Accumulated other comprehensive loss	(27,295)	(24,145)
Accumulated deficit	(620,033)	(433,396)
Total stockholders’ equity	37,814	155,252
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$359,771	$552,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2023
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2023	—	$—	73,797,250	$7	$(4,445)	$688,280	$(26,113)	$(604,959)	$52,770
Shares issued in connection with equity incentive plans	—	—	106,154	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	1,300	—	—	1,300
Other comprehensive loss	—	—	—	—	—	—	(1,182)	—	(1,182)
Net loss	—	—	—	—	—	—	—	(15,074)	(15,074)
Balance at September 30, 2023	—	$—	73,903,404	$7	$(4,445)	$689,580	$(27,295)	$(620,033)	$37,814

	Three Months Ended September 30, 2022
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2022	25,000	$—	45,621,763	$4	$(4,445)	$601,237	$(18,444)	$(158,464)	$419,888
Shares issued in connection with options exercise, net exercised	—	—	142,021	—	—	476	—	—	476
Shares issued in connection with equity incentive plans	—	—	15,029	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Shares issued in connection with preferred shares agreement	25,000	—	—	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	5,295	—	—	5,295
Other comprehensive loss	—	—	—	—	—	—	(10,321)	—	(10,321)
Net loss	—	—	—	—	—	—	—	(264,697)	(264,697)
Balance at September 30, 2022	50,000	$—	45,782,125	$4	$(4,445)	$607,008	$(28,765)	$(423,161)	$150,641

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2023
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2022	50,000	$—	47,037,699	$5	$(4,445)	$617,233	$(24,145)	$(433,396)	$155,252
Issuance of common stock in rights offering	—	—	19,561,050	2	—	47,600	—	—	47,602
Issuance of common stock in registered direct offering	—	—	6,357,341	—	—	13,890	—	—	13,890
Exchange of mandatorily redeemable preferred shares	(50,000)	—	—	—	—	—	—	—	—
Shares issued in connection with equity incentive plans	—	—	944,002	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	10,857	—	—	10,857
Other comprehensive loss	—	—	—	—	—	—	(3,150)	—	(3,150)
Net loss	—	—	—	—	—	—	—	(186,637)	(186,637)
Balance at September 30, 2023	—	$—	73,903,404	$7	$(4,445)	$689,580	$(27,295)	$(620,033)	$37,814

	Nine Months Ended September 30, 2022
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2021	—	$—	42,296,121	$4	$(4,445)	$586,349	$(3,725)	$(155,692)	$422,491
Shares issued in connection with options exercise, net exercised	—	—	495,052	—	—	1,925	—	—	1,925
Shares issued in connection with equity incentive plans	—	—	2,506,860	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	27,599	—	—	—	—	—	—
Shares issued in connection with asset purchase	—	—	103,570	—	—	1,333	—	—	1,333
Shares issued in connection with preferred shares agreement	50,000	—	—	—	—	—	—	—	—
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	—	—	352,923	—	—	260	—	—	260
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	17,141	—	—	17,141
Other comprehensive loss	—	—	—	—	—	—	(25,040)	—	(25,040)
Net loss	—	—	—	—	—	—	—	(267,469)	(267,469)
Balance at September 30, 2022	50,000	$—	45,782,125	$4	$(4,445)	$607,008	$(28,765)	$(423,161)	$150,641
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(186,637)	$(267,469)
Net loss from continuing operations	$(186,786)	$(240,829)
Income (loss) from discontinued operations, net of tax	$149	$(26,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,332	10,444
Stock-based compensation	8,910	15,829
Fair value measurement of liabilities	(6,991)	(40,213)
(Gain) loss on extinguishment of debt	(6,133)	220
Gain on sale of aircraft	—	(5,802)
Impairments	155,864	283,496
Inventory reserve charges	6,084	5,902
Amortization of right-of-use assets	5,873	5,357
Deferred income taxes	(13,191)	(48,567)
Other	1,271	(883)
Changes in operating assets and liabilities:
Receivables, net	(3,884)	1,226
Inventories	3,194	(2,752)
Contract assets	(83)	665
Prepaid expenses and other assets	(922)	(6,982)
Accounts payable	3,038	(5,424)
Accrued agency fees and commissions	(4,386)	3,425
Deferred revenues	(2,955)	(18,948)
Operating lease liabilities	(4,326)	(5,244)
Other	3,338	(8,917)
Net cash used in operating activities from continuing operations	(36,753)	(57,997)
Net cash (used in) provided by operating activities from discontinued operations	(4,616)	1,063
Net cash used in operating activities	(41,369)	(56,934)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,437)	(5,701)
Proceeds from promissory note repayment	1,300	—
Proceeds from sale of aircraft	—	17,196
Proceeds from sale of Yandy	1,000	—
Net cash provided by investing activities - continuing operations	863	11,495
Net cash used in investing activities - discontinued operations	(97)	(404)
Net cash provided by investing activities	766	11,091
Cash Flows From Financing Activities
Proceeds from issuance of common stock in rights offering, net	47,600	—
Proceeds from issuance of common stock in registered direct offering, net	13,890	—
Proceeds from issuance of long-term debt	11,828	—
Net proceeds from issuance of preferred stock	—	48,250
Repayment of long-term debt	(45,552)	(10,452)
Payment of financing costs	(508)	(2,500)
Proceeds from exercise of stock options	—	1,925
Settlement of the performance holdback contingent consideration	—	(151)
Net cash provided by financing activities - continuing operations	27,258	37,072
Effect of exchange rate changes on cash and cash equivalents	(136)	(1,139)
Net decrease in cash and cash equivalents and restricted cash	(13,481)	(9,910)
Balance, beginning of year	$35,449	$75,486
Balance, end of period	$21,968	$65,576
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$20,028	$60,062
Restricted cash	1,940	5,514
Total	$21,968	$65,576
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosures
Cash paid for income taxes	$519	$4,971
Cash paid for interest	$13,981	$11,522
Supplemental Disclosure of Non-cash Activities
Right-of-use assets in exchange for lease liabilities - continuing operations	$4,334	$5,039
Right-of-use assets in exchange for lease liabilities - discontinued operations	$1,018	$4,359
Shares issued in connection with asset purchase	$—	$1,333
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	$—	$260
Shares issued pursuant to a license, services and collaboration agreement	$—	$950
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
As discussed in Note 3, Assets and Liabilities Held for Sale and Discontinued Operations, the Yandy Enterprises LLC (“Yandy”) and TLA Acquisition Corp. (“TLA”) disposal groups, previously included in the Direct-to-Consumer segment, continued to be classified as discontinued operations in the condensed consolidated statements of operations for all periods presented. Assets and liabilities of these businesses were classified as assets and liabilities held for sale of the condensed consolidated balance sheets for all periods presented. The sale of Yandy was completed on April 4, 2023. A stock purchase agreement for the sale of TLA was entered into on October 3, 2023, and the sale closed on November 3, 2023. Refer to Note 18, Subsequent Events for further details.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of September 30, 2023, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of September 30, 2023 and our results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The interim condensed consolidated results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the Securities and Exchange Commission on March 16, 2023.
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
We regularly assess these estimates, including but not limited to, valuation of our trademarks and trade names; valuation of our contingent consideration liabilities; valuation of our only authorized and issued preferred stock (our “Series A Preferred Stock”); pay-per-view and video-on-demand buys, and monthly subscriptions to our television and digital content; the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; licensing commission accruals; and stock-based compensation expense. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
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
The following table represents receivables from our customers exceeding 10% of our total receivables, excluding receivables held for sale:

Customer	September 30, 2023	December 31, 2022
Customer A	*	31%
The following table represents revenue from our customers exceeding 10% of our total revenue, excluding revenues from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2023	2022	2023	2022
Customer A	16%	12%	16%	11%
Restricted Cash
At September 30, 2023 and December 31, 2022, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters, as well as Honey Birdette’s term deposit in relation to certain of its leases.
Liquidity Assessment and Management’s Plans
Our revenues, results of operations and cash flows have been materially adversely impacted by negative macroeconomic factors beginning in the second quarter of 2022 and continuing through 2023. The persistently challenging macroeconomic and retail environments, including reduced consumer spending and increased price sensitivity in discretionary categories, has significantly impacted our licensees’ performance. Our net revenues from continuing operations for the three and nine months ended September 30, 2023 decreased by $12.4 million and $37.1 million, compared to the three and nine months ended September 30, 2022, respectively, and this decline, coupled with investments into our creator platform, drove our impairment charge, operating loss and net loss. For the three and nine months ended September 30, 2023, we reported a net operating loss from continuing operations of $11.3 million and $195.5 million, respectively, and negative operating cash flows from continuing operations of $36.8 million for the nine months ended September 31, 2023. As of September 30, 2023, we had approximately $20.0 million in unrestricted cash and cash equivalents.

As of September 30, 2023, we were in compliance with the covenants under our senior secured credit agreement; however, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience further material decreases to net sales and operating cash flows and materially higher operating losses, and may experience difficulty remaining in compliance with such covenants. Refer to Note 10, Debt, for further details regarding the terms of our A&R Credit Agreement and the A&R Term Loans (as such terms are defined in Note 10).

Our management is required to perform an initial assessment of an entity’s ability to continue as a going concern. When conditions and events, in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern, management considers the mitigating effect of its plans to the extent it is probable that the plans will be effectively implemented within the assessment period and, when implemented, it is probable the plans will mitigate the relevant conditions or events and alleviate substantial doubt.

Our management’s plans are focused on improving its results of operations, operating cash flows and liquidity through expense reduction initiatives, including increased management of inventory purchasing, headcount, non-essential corporate spend (i.e. systems no longer needed for the streamlined business) and the timing and magnitude of capital expenditures, and capital raising transactions during the balance of fiscal year 2023 and fiscal year 2024. We continue to review our business model to identify actions that are expected to meaningfully reduce pre-tax costs and enable a more efficient and effective organization. Our management believes these plans are probable of being effectively implemented and, when implemented, that it is probable they will mitigate the negative impacts of the current ongoing negative macroeconomic conditions on our business.

Consequently, management believes that our cash on hand, cash flows from operations and the proceeds from dispositions of assets will result in adequate cash flows and capital to support our ongoing operations and to meet our obligations as they become due under the A&R Credit Agreement and our other obligations for at least one year following the date these interim financial statements are issued.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $1.1 million and $3.0 million for the three months ended September 30, 2023 and 2022, respectively, excluding $0.4 million and $1.9 million, respectively, of advertising costs related to discontinued operations. Advertising expenses for the nine months ended September 30, 2023 and 2022 were $4.8 million and $10.9 million, respectively, excluding $2.7 million and $6.8 million, respectively, of advertising costs related to discontinued operations. We also have various arrangements with collaborators pursuant to which we reimburse them for a portion of their advertising costs in the form of co-op marketing which provide advertising benefits to us. The costs that we incur for such advertising costs are recorded as a reduction of revenue.
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
In the second quarter of 2023, we experienced further declines in revenue and profitability, causing us to test the recoverability of our indefinite-lived assets, including goodwill, as of June 30, 2023. As a result, we recognized $65.5 million of impairment charges on the indefinite-lived Playboy-branded trademarks at the impairment date in the second quarter of 2023. Our valuation estimate was most sensitive to changes in royalty rates and the cost of capital. Impairment charges on our goodwill at the impairment date were $66.7 million in the second quarter of 2023. There were no impairment charges to goodwill and Playboy-branded trademarks to be recognized in the third quarter of 2023.

In the third quarter of 2022, as a result of macroeconomic factors, we experienced declines in revenue and profitability, causing us to test the recoverability of its goodwill and other intangible assets as of September 1, 2022. The quantitative test performed indicated that the fair value of our indefinite-lived Playboy-branded trademarks was less than their carrying value. Our valuation estimate was most sensitive to changes in royalty rates and the cost of capital. We recognized $116.0 million of impairment charges on our indefinite-lived assets at the impairment date in the third quarter of 2022. A quantitative impairment test performed on goodwill utilized the income approach, under which fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The quantitative test performed indicated that the carrying value of certain of our reporting units exceeded their fair value. As a result, we recognized $117.4 million of impairment charges on our goodwill in the third quarter of 2022, excluding $16.4 million of impairment charges related to discontinued operations.
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
We recognized $5.1 million of impairment charges on our trade names at the impairment date in the second quarter of 2023, and $45.8 million of impairment charges on our trade names and certain other assets at the impairment date in the third quarter of 2022, excluding $8.3 million of impairment charges related to discontinued operations. There were no impairment charges to our long-lived assets, including trade names to be recognized in the third quarter of 2023.
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

Recently Adopted Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board issued Accounting Standard Update 2022-06 Reference Rate Reform (“Topic 848”) “Deferral of the Sunset Date of Topic 848”, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Topic 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The standard was effective upon issuance and we may apply the optional expedients and elections in Topic 848 prospectively through December 31, 2024. Upon amendment and restatement of our Credit Agreement on May 10, 2023, LIBOR was replaced with the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. Refer to Note 10, Debt. The provisions of this pronouncement did not have a material impact on our condensed consolidated financial statements.
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
For cash equivalents, receivables and certain other current assets and liabilities at September 30, 2023 and December 31, 2022, the amounts reported approximate fair value due to their short-term nature. For debt, based upon the amendment of our senior secured debt in August 2022, December 2022 and February 2023, as well as its amendment and restatement in May 2023, we believe that its carrying value approximates fair value, as such debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 10, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.
Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(349)	$(349)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(835)	$(835)
Mandatorily redeemable preferred stock	—	—	(39,099)	(39,099)
Total liabilities	$—	$—	$(39,934)	$(39,934)

There were no transfers of Level 3 financial instruments during the periods presented.
Contingent consideration liability relates to the contingent consideration recorded in connection with the acquisition of GlowUp Digital Inc. (“GlowUp”), which represents the fair value for shares which may be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of September 30, 2023 and December 31, 2022.
We recorded the acquisition-date fair value of the contingent liability as part of the consideration transferred. The fair value of contingent and deferred consideration was estimated using either (i) a Monte Carlo simulation analysis in an option pricing framework, using revenue projections, volatility and stock price as key inputs or (ii) a scenario-based valuation model using probability of payment, certain cost projections, and either discounting (in the case of cash-settled consideration) or stock price (for share-settled consideration) as key inputs. The analysis approach was chosen based on the terms of each purchase agreement and our assessment of appropriate methodology for each case. The contingent payments and value of stock issuances are subsequently remeasured to fair value each reporting date using the same fair value estimation method originally applied with updated estimates and inputs as of September 30, 2023. We recorded $0.2 million and $1.4 million of fair value gain as a result of contingent liabilities fair value remeasurement in selling and administrative expenses for the three months ended September 30, 2023 and 2022, respectively, and $0.5 million and $29.3 million of fair value gain as a result of contingent liabilities fair value remeasurement for the nine months ended September 30, 2023 and 2022, respectively. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial issuance date), and our subsequent Series A Preferred Stock liability, valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. The fair value option was elected for Series A Preferred Stock liability, as we believe fair value best reflects the expected future economic value. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. In May 2023, in connection with the amendment and restatement of our Credit Agreement, the outstanding Series A Preferred Stock was exchanged for debt (and thereby eliminated). See Note 10, Debt, for further details. The fair value gain recorded in nonoperating income as a result of remeasurement of the fair value of our Series A Preferred Stock during the nine months ended September 30, 2023 was $6.5 million, and $9.1 million and $10.9 million during the three and nine months ended September 30, 2022, respectively. We classified financial liabilities associated with our Series A Preferred Stock as Level 3 due to the lack of relevant observable inputs.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the nine months ended September 30, 2023 (in thousands):

	Contingent Consideration	Mandatorily Redeemable Preferred Stock Liability	Total
Balance at December 31, 2022	$835	$39,099	$39,934
Change in fair value	(486)	(6,505)	(6,991)
Exchange of mandatorily redeemable preferred shares	—	(32,594)	(32,594)
Balance at September 30, 2023	$349	$—	$349
The decrease in the fair value of the contingent consideration for the nine months ended September 30, 2023 was primarily due to a decrease in a price per share of our common stock.
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
The assumptions used in measuring fair value of assets and liabilities held for sale are considered Level 3 inputs, which include recent purchase offers and market comparables. During the three and nine months ended September 30, 2023, impairment charges recorded in relation to assets and liabilities held for sale were immaterial.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, our non-financial instruments, which primarily consist of goodwill, intangible assets, including digital assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. Recognized losses related to the impairment of our digital assets during the three and nine months ended September 30, 2023 were immaterial, and the fair value of our digital assets was immaterial as of September 30, 2023. Recognized losses related to the impairment of our digital assets during the three months ended September 30, 2022 were immaterial. During the nine months ended September 30, 2022 we recognized $4.9 million of losses related to the impairment of our digital assets, which had a fair value of $0.3 million as of December 31, 2022. Fair value of digital assets held are predominantly based on Level 1 inputs.
We use an income approach, using discounted cash flow and relief from royalty valuation models with Level 3 inputs, to measure the fair value of our non-financial assets, including goodwill, indefinite-lived trademarks and definite-lived trade names, and liabilities. With respect to goodwill, key assumptions applied in an income approach using the discounted cash flow valuation model include revenue growth rates and discount rates. With respect to indefinite-lived trademarks, key assumptions used in the income approach and the relief from royalty valuation model include revenue growth rates, royalty rates and discount rates. With respect to definite-lived trade names, key assumptions used in the relief from royalty valuation model include revenue growth rates, royalty rates and discount rates. Our cash flow projections represent management’s most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings. Terminal values are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted-average cost of capital and long-term growth rates. Changes in key assumptions, namely discount rates, royalty rates, growth rates and projections, could have an impact on the fair value of our non-financial assets and liabilities. At the impairment date in the second quarter of 2023 and the third quarter of 2022, we recorded impairment charges on our intangible assets, including goodwill, indefinite-lived trademarks, trade names and certain other assets of $137.3 million and $279.2 million, respectively. Refer to Note 8, Intangible Assets and Goodwill, for further information.

3. Assets and Liabilities Held for Sale and Discontinued Operations

As of September 30, 2023, Yandy (which was sold in the second quarter of 2023) and TLA disposal groups met the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as discontinued operations for all periods presented, as the divestiture of Yandy and TLA in the aggregate represents a strategic shift that has or will have a major effect on our operations and financial results. Their assets and liabilities are classified as current assets and liabilities held for sale in the condensed consolidated balance sheets for all periods presented. The sale of TLA was closed on November 3, 2023. Refer to Note 18, Subsequent events, for details.

The following table summarizes the components of income (loss) from discontinued operations, net of tax in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$9,880	$17,918	$36,121	$57,769
Costs and expenses:
Cost of sales	(4,252)	(11,512)	(16,431)	(30,939)
Selling and administrative expenses	(4,313)	(10,078)	(19,329)	(30,060)
Impairments	—	(24,665)	—	(24,665)
Total operating expense	(8,565)	(46,255)	(35,760)	(85,664)
Operating income (loss)	1,315	(28,337)	361	(27,895)
Nonoperating income (expense):
Other income (expense), net	9	52	(190)	134
Total nonoperating income (expense)	9	52	(190)	134
Income (loss) from discontinued operations before income taxes	1,324	(28,285)	171	(27,761)
(Expense) benefit from income taxes	(5)	471	(22)	1,121
Income (loss) from discontinued operations, net of tax	$1,319	$(27,814)	$149	$(26,640)
The major classes of assets and liabilities classified as held for sale in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets
Receivables, net of allowance for credit losses	$183	$4,206
Inventories, net	4,684	12,477
Prepaid expenses and other current assets	306	539
Property and equipment, net	1,531	3,571
Operating right-of-use assets	12,131	13,183
Other intangible assets, net	433	471
Other noncurrent assets	265	463
Total assets held for sale	$19,533	$34,910
Liabilities
Accounts payable	$1,760	$6,541
Deferred revenues	—	282
Operating lease liabilities	11,494	13,682
Other current liabilities and accrued expenses	2,237	6,621
Total liabilities held for sale	$15,491	$27,126

4. Revenue Recognition
Contract Balances
Our contract assets relate to our Trademark Licensing revenue stream, where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $10.4 million and $16.2 million as of September 30, 2023 and December 31, 2022, respectively. Contract liabilities were $29.0 million and $31.9 million as of September 30, 2023 and December 31, 2022, respectively, which excludes $0.3 million of contract liabilities included in liabilities held for sale in the condensed consolidated balance sheets as of December 31, 2022. The changes in such contract balances during the nine months ended September 30, 2023 primarily relate to (i) $31.5 million of revenues recognized that were included in gross contract liabilities at December 31, 2022, (ii) a $2.7 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, (iii) $25.1 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional, and (iv) a $6.6 million decrease in contract assets primarily due to impairment of certain trademark licensing contracts and certain contract modifications and terminations.
Contract assets were $16.7 million and $17.4 million as of September 30, 2022 and December 31, 2021, respectively. Accounts receivable as of September 30, 2022 and December 31, 2021 were $12.1 million and $13.3 million, respectively, which excludes assets held for sale of $0.5 million and $0.8 million, respectively. Contract liabilities were $33.5 million and $52.5 million as of September 30, 2022 and December 31, 2021, respectively, which excludes $0.8 million and $1.1 million of contract liabilities included in liabilities held for sale in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The changes in such contract balances, excluding changes recorded as discontinued operations in the condensed consolidated statements of operations, during the nine months ended September 30, 2022 primarily relate to (i) $41.0 million of revenues recognized that were included in gross contract liabilities at December 31, 2021, (ii) a $2.6 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, (iii) $18.5 million of contract assets reclassified into accounts receivable as a result of rights to consideration becoming unconditional, and (iv) a $1.3 million decrease in contract assets due to certain trademark licensing contract modifications and terminations.
Future Performance Obligations
In the third quarter of 2023, we further updated the revenue recognition for certain of our licensees pursuant to their contract modifications and expected collectability, which resulted in the impairment of corresponding assets of $7.7 million, net of a $1.0 million reduction in related commission accrual. For the nine months ended September 30, 2023, impairments of assets attributable to licensing contracts were $17.7 million, net of a $2.2 million reduction in related commission accrual. The decrease in revenue from such licensees was $4.0 million and $10.7 million during the three and nine months ended September 30, 2023, respectively, compared to the comparable prior year periods. Due to challenging economic conditions in China, collections from certain Chinese licensees there have slowed significantly. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets.
As of September 30, 2023, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $187.8 million, of which $181.0 million relates to Trademark Licensing, with $157.7 million attributable to long-term licenses with Chinese licensees, $5.2 million relates to Digital Subscriptions and Products, and $1.6 million relates to other obligations. In October 2023, we terminated licensing agreements with certain Chinese licensees, which comprised $154.2 million of the unrecognized Trademark Licensing revenue under our long-term contracts as of September 30, 2023. Revenue recognized in connection with the contracts that were subsequently terminated was $6.1 million and $19.9 million during the three and nine months ended September 30, 2023, respectively.
Unrecognized revenue of our Trademark Licensing revenue stream, excluding revenue from licensing agreements terminated in October 2023 as discussed in Note 1, Basis of Presentation, is expected to be recognized over the next seven years, of which 91% is expected to be recognized in the first five years. Unrecognized revenue of the Digital Subscriptions and Products revenue stream is expected to be recognized over the next five years, of which 42% is expected to be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands), excluding revenues from discontinued operations:

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$10,931	$—	$—	$—	$10,931	$30,913	$—	$—	$—	$30,913
Digital subscriptions and products	—	—	3,359	—	3,359	—	—	9,145	4	9,149
TV and cable programming	—	—	1,847	—	1,847	—	—	5,911	—	5,911
Consumer products	—	17,145	—	—	17,145	—	57,613	—	—	57,613
Total revenues	$10,931	$17,145	$5,206	$—	$33,282	$30,913	$57,613	$15,056	$4	$103,586

	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$14,908	$—	$—	$—	$14,908	$45,345	$—	$—	$—	$45,345
Magazine, digital subscriptions and products	—	—	2,403	42	2,445	—	—	7,050	720	7,770
TV and cable programming	—	—	2,263	—	2,263	—	—	7,050	—	7,050
Consumer products	—	26,090	—	—	26,090	—	80,482	—	—	80,482
Total revenues	$14,908	$26,090	$4,666	$42	$45,706	$45,345	$80,482	$14,100	$720	$140,647
The following table disaggregates revenue by point-in-time versus over time (in thousands), excluding revenues from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Point in time	$18,306	$26,108	$60,450	$80,639
Over time	14,976	19,598	43,136	60,008
Total revenues	$33,282	$45,706	$103,586	$140,647

5. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands). The table excludes $4.7 million and $12.5 million of inventory, net, which is included in assets held for sale in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	September 30, 2023	December 31, 2022
Editorial and other pre-publication costs	$260	$690
Merchandise finished goods	13,737	19,922
Total	$13,997	$20,612
At September 30, 2023 and December 31, 2022, reserves for slow-moving and obsolete inventory related to merchandise finished goods amounted to $4.9 million and $3.6 million, respectively. Reserves for slow-moving and obsolete inventory as of September 30, 2023 exclude an immaterial amount of inventory reserves included in assets held for sale in the condensed consolidated balance sheets as of September 30, 2023. Reserves for slow-moving and obsolete inventory as of December 31, 2022 exclude $1.4 million of inventory reserves included in assets held for sale in the condensed consolidated balance sheets as of December 31, 2022. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the items set forth in the table below (in thousands). The table excludes $0.3 million and $0.5 million of assets included in assets held for sale in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	September 30, 2023	December 31, 2022
Prepaid taxes	$2,889	$3,150
Deposits	170	205
Prepaid insurance	705	1,074
Contract assets, current portion	1,348	2,559
Prepaid software	2,440	3,714
Prepaid inventory not yet received	5,313	3,397
Prepaid platform fees	434	1,126
Other	1,842	1,996
Total	$15,141	$17,221
In the first quarter of 2023, we significantly restructured our technology expenses, and cost-excessive and under-utilized software packages were either terminated or not renewed upon expiration of applicable agreements. This resulted in a restructuring charge of $4.6 million recorded in selling and administrative expenses in the condensed consolidated results of operations for the nine months ended September 30, 2023, excluding $0.4 million of costs related to discontinued operations, out of which $1.5 million was the accelerated amortization of prepaid software.

7. Property and Equipment, Net
Property and equipment, net consists of the items set forth in the table below (in thousands). The table excludes $1.5 million and $3.6 million of property and equipment, net, included in assets held for sale in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	September 30, 2023	December 31, 2022
Leasehold improvements	$10,480	$9,096
Construction in progress	492	782
Equipment	3,665	3,704
Internally developed software	10,778	7,096
Furniture and fixtures	1,954	1,953
Total property and equipment, gross	27,369	22,631
Less: accumulated depreciation	(12,427)	(8,827)
Total	$14,942	$13,804
The aggregate depreciation expense related to property and equipment included in loss from continuing operations was $1.6 million and $2.5 million for the three months ended September 30, 2023 and 2022, respectively, and $4.1 million and $4.4 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense related to property and equipment attributable to discontinued operations was immaterial for the three and nine months ended September 30, 2023 and 2022.

8. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized consisted of $150.8 million and $216.0 million of Playboy-branded trademarks and acquired trade names as of September 30, 2023 and December 31, 2022, respectively. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs that were capitalized during each of the three and nine months ended September 30, 2023 and 2022 were immaterial.

As a result of ongoing impacts to our revenue, including declines in consumer demand and discontinued operations, we recorded non-cash asset impairment charges, at the impairment date in the second quarter of 2023, related to the write-down of goodwill of $66.7 million, to indefinite-lived trademarks of $65.5 million, and to trade names and other assets of $5.1 million. At the impairment date in the third quarter of 2022, we recorded non-cash asset impairment charges related to a write-down of goodwill by $117.4 million (excluding $16.4 million of impairment charges related to discontinued operations), a write-down of indefinite-lived trademarks by $116.0 million, and a write-down of trade names and other assets by $45.8 million (excluding $8.3 million of impairment charges related to discontinued operations).
The table below summarizes our intangible assets, net (in thousands). The table excludes $0.4 million and $0.5 million of other intangible assets, net included in assets held for sale in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	September 30, 2023	December 31, 2022
Digital assets	$5	$327
Total amortizable intangible assets, net	12,495	19,796
Total indefinite-lived intangible assets	150,829	216,014
Total	$163,329	$236,137
Impairment charges related to our digital assets, which were comprised of the cryptocurrency “Ethereum” as of September 30, 2023 and December 31, 2022, were immaterial for the three and nine months ended September 30, 2023. Impairment charges related to our digital assets were immaterial for the three months ended September 30, 2022, and $4.9 million for the nine months ended September 30, 2022.
Our amortizable intangible assets, excluding assets classified as held for sale in the condensed consolidated balance sheets, consisted of the following (in thousands):

	Weighted-Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments*	Net Carrying Amount

September 30, 2023
Trade names	12	$65,409	$(7,659)	$(45,854)	$11,896
Distribution agreements	15	3,720	(3,121)	—	599
Total		$69,129	$(10,780)	$(45,854)	$12,495
*Includes trade name impairment charges of $5.1 million during the nine months ended September 30, 2023.
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
The aggregate amortization expense for definite-lived intangible assets included in loss from continuing operations was $0.4 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for definite-lived intangible assets attributable to discontinued operations was immaterial for the three months ended September 30, 2023 and 2022. The aggregate amortization expense for definite-lived intangible assets included in the continuing operations was $1.4 million and $6.3 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense for definite-lived intangible assets attributable to discontinued operations was immaterial for the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, expected amortization expense relating to definite-lived intangible assets for each of the next five years and thereafter is as follows (in thousands):

Remainder of 2023	$352
2024	1,409
2025	1,409
2026	1,202
2027	1,161
Thereafter	6,962
Total	$12,495
Goodwill
Changes in the carrying value of goodwill for the nine months ended September 30, 2023 were as follows (in thousands):

	Gross Goodwill	Impairments	Net Goodwill
Balance at December 31, 2022	$257,545	$(134,328)	$123,217
Foreign currency translation adjustment in relation to Honey Birdette	(2,837)		(2,837)
Impairments*		(66,660)	(66,660)
Balance at September 30, 2023	$254,708	$(200,988)	$53,720
*Goodwill impairment charges recorded during the nine months ended September 30, 2023 were $67.5 million. The difference from the amount shown in the table is due to foreign currency translation.
Changes in the recorded carrying value of goodwill for the nine months ended September 30, 2023 by reportable segment were as follows:

	Direct-to-Consumer	Licensing	Digital Subscriptions and Content
Balance at December 31, 2022	$90,117	$—	$33,100
Foreign currency translation and other adjustments	(2,837)	—	—
Impairments*	(66,660)	—	—
Balance at September 30, 2023	$20,620	$—	$33,100
*Goodwill impairment charges recorded during the nine months ended September 30, 2023 were $67.5 million. The difference from the amount shown in the table is due to foreign currency translation.

9. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consisted of the items set forth in the table below (in thousands). The table excludes $2.2 million and $6.6 million of other current liabilities and accrued expenses included in assets held for sale in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	September 30, 2023	December 31, 2022
Accrued interest	$2,898	$2,096
Accrued salaries, wages and employee benefits	4,834	3,850
Outstanding gift cards and store credits	1,297	1,571
Inventory in transit	5,272	6,510
Sales taxes	3,793	4,542
Accrued creator fees	1,887	—
Other	5,439	6,537
Total	$25,420	$25,106

10. Debt
The following table sets forth our debt (in thousands):

	September 30, 2023	December 31, 2022
Term loan, due 2027	$209,848	$201,613
Total debt	209,848	201,613
Less: unamortized debt issuance costs	(625)	(1,822)
Less: unamortized debt discount	(21,014)	(6,616)
Total debt, net of unamortized debt issuance costs and debt discount	188,209	193,175
Less: current portion of long-term debt	(304)	(2,050)
Total debt, net of current portion	$187,905	$191,125
On April 4, 2023, we entered into Amendment No. 5 (the “Fifth Amendment”) to our senior secured Credit and Guaranty Agreement, dated as of May 25, 2021 (as previously amended on August 11, 2021, August 8, 2022, December 6, 2022 and February 17, 2023, the “Credit Agreement”, and as further amended by the Fifth Amendment) to permit, among other things, the sale of our wholly-owned subsidiary, Yandy Enterprises, LLC, and that the proceeds of such sale would not be required to prepay the loans under the Credit Agreement (as amended through the Fifth Amendment); provided that at least 30% of the consideration for the Yandy Sale was paid in cash.
On May 10, 2023 (the “Restatement Date”), we entered into an amendment and restatement of the Credit Agreement (the “A&R Credit Agreement”) to reduce the interest rate applicable to our senior secured debt and the implied interest rate on our Series A Preferred Stock, exchange (and thereby eliminate) our outstanding Series A Preferred Stock, and obtain additional covenant relief and funding.
In connection with the A&R Credit Agreement, Fortress Credit Corp. and its affiliates (together, “Fortress”) became our lender with respect to approximately 90% of the term loans under the A&R Credit Agreement (the “A&R Term Loans”). Fortress exchanged 50,000 shares of our Series A Preferred Stock (representing all of our issued and outstanding preferred stock) for approximately $53.6 million of the A&R Term Loans, and we obtained approximately $11.8 million of additional funding as part of the A&R Term Loans. As a result, our Series A Preferred Stock was eliminated, and the principal balance of the A&R Term Loans under the A&R Credit Agreement became approximately $210.0 million (whereas the original Credit Agreement had an outstanding balance of approximately $156.0 million as of March 31, 2023).
In connection with the A&R Credit Agreement, the original Credit Agreement’s term loans were apportioned into approximately $20.6 million of Tranche A term loans (“Tranche A”) and approximately $189.4 million of Tranche B term loans (“Tranche B”, and together with Tranche A comprising the A&R Term Loans). The prior amortization payments applicable to the total term loan under the original Credit Agreement were eliminated. The A&R Credit Agreement only requires the smaller Tranche A be subject to quarterly amortization payments of approximately $76,000 per quarter.The benchmark rate for the A&R Term Loans is the applicable term of secured overnight financing rate as published by the U.S. Federal Reserve Bank of New York (rather than LIBOR, as under the original Credit Agreement). As of the Restatement Date, Tranche A accrues interest at SOFR plus 6.25%, with a SOFR floor of 0.50%. As of the Restatement Date, Tranche B accrues interest at SOFR plus 4.25%, with a SOFR floor of 0.50%. The stated interest rate of Tranche A and Tranche B term loans as of September 30, 2023 was 11.41% and 9.41%, respectively. The stated interest rate of the term loan pursuant to the Credit Agreement as of December 31, 2022 was 11.01%. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of September 30, 2023 was 11.94% and 14.43%, respectively. The effective interest rate of the term loan pursuant to the Credit Agreement as of December 31, 2022 was 12.3%.
We obtained additional leverage covenant relief through the first quarter of 2025, with testing of a total net leverage ratio covenant commencing following the quarter ending March 31, 2025, which covenant will be initially set at 7.25:1.00, reducing in 0.25 increments per quarter until the ratio reaches 5.25:1.00 for the quarter ending March 31, 2027.

As a result of the the amendment and restatement of the Credit Agreement (the “Restatement”) in the second quarter of 2023, we recorded $8.0 million of gain for partial debt extinguishment and capitalized an additional $21.0 million of debt discount while deferring and continuing to amortize an existing discount of $2.6 million, which will be amortized over the remaining term of our senior secured debt and recorded in interest expense in our condensed consolidated statements of operations. As a result of the Restatement, fees of $0.3 million were expensed as incurred and $0.4 million of debt issuance costs were capitalized in the second quarter of 2023.

On November 2, 2023, we entered into Amendment No. 1 to the A&R Credit Agreement. Refer to Note 18, Subsequent Events, for the details.

Compliance with the financial covenants as of September 30, 2023 and December 31, 2022 was waived pursuant to the terms of the A&R Credit Agreement and the third amendment of the Credit Agreement, respectively.
The following table sets forth maturities of the principal amount of our A&R Term Loans as of September 30, 2023 (in thousands):

Remainder of 2023	$76
2024	304
2025	304
2026	304
2027	208,860
Total	$209,848

11. Stockholders’ Equity
Common Stock
Common stock reserved for future issuance consists of the following:

	September 30, 2023	December 31, 2022
Shares available for grant under equity incentive plans	3,011,875	492,786
Options issued and outstanding under equity incentive plans	2,389,361	2,599,264
Unvested restricted stock units	922,808	2,058,534
Vested restricted stock units not yet settled	67,479	11,761
Unvested performance-based restricted stock units	808,191	1,089,045
Shares issuable pursuant to a license, services and collaboration agreement	9,936	48,574
Maximum number of shares issuable to Glowup sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	7,458,766	6,549,080

12. Stock-Based Compensation
As of September 30, 2023, 7,835,715 shares of common stock had been authorized for issuance under our 2021 Equity and Incentive Compensation Plan (“2021 Plan”) and 6,287,687 shares of common stock were originally reserved for issuance under our 2018 Equity Incentive Plan (“2018 Plan”).
Stock Option Activity
A summary of the stock option activity under our equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2022	2,599,264	$8.41	7.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and cancelled	(209,903)	$25.17	—	$—
Balance – September 30, 2023	2,389,361	$6.94	6.3	$—
Exercisable – September 30, 2023	2,238,745	$6.58	6.2	$—
Vested and expected to vest as of September 30,2023	2,389,361	$6.94	6.3	$—
There were no options granted during the three or nine months ended September 2023 and 2022.
Restricted Stock Units
A summary of restricted stock unit activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2022	2,058,534	$12.79
Granted	—	—
Vested	(959,031)	12.69
Forfeited	(176,695)	20.12
Unvested and outstanding balance at September 30, 2023	922,808	$11.49
The total fair value of restricted stock units that vested during the three months ended September 30, 2023 and 2022 was approximately $0.2 million and $0.1 million, respectively. The total fair value of restricted stock units that vested during the nine months ended September 30, 2023 and 2022 was approximately $1.8 million and $3.2 million, respectively. We had 67,479 outstanding and fully vested restricted stock units remained unsettled at September 30, 2023, all of which were settled in October and November 2023. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net loss per share for the three and nine months ended September 30, 2023 and 2022.
Performance Stock Units
Our performance-based restricted stock units (“PSUs”) vest upon achieving each of certain Company stock price milestones during the contractual vesting period. The stock price milestones vary among grantees and are set forth in each grantee’s PSU grant agreement (for example, achievement of each of the following 30-day volume-weighted average prices for a share of Company common stock: $20, $30, $40 and $50). The vesting of PSUs is subject to each grantee’s continued service to the Company.

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
A summary of PSU activity under our 2021 Plan is as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2022	1,089,045	$12.72
Granted	—	—
Vested	—	—
Forfeited	(280,854)	15.32
Unvested and outstanding balance at September 30, 2023	808,191	$11.82
Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales (1)	$643	$513	$190	$2,156
Selling and administrative expenses (2)	(103)	4,030	8,720	13,673
Total	$540	$4,543	$8,910	$15,829
(1)    Cost of sales for the nine months ended September 30, 2023 includes a net reversal of $1.0 million of stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license services and collaboration agreement. Stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license, services and collaboration agreement and recorded in cost of sales for the three months ended September 30, 2023 was immaterial. Stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license, services and collaboration agreement and recorded in cost of sales for the three and nine months ended September 30, 2022 were $0.4 million and $1.1 million, respectively.
(2)    Selling and administrative expenses for the three months ended September 30, 2023 includes a reversal of $2.4 million of stock-based compensation expense due to forfeitures of certain equity grants. Selling and administrative expenses for the nine months ended September 30, 2023 includes $2.3 million of accelerated amortization of stock-based compensation expense for certain equity awards, offset by a $2.4 million reduction in stock-based compensation expense due to forfeitures of certain equity grants during the nine months ended September 30, 2023.
The expense presented in the table above is net of capitalized stock-based compensation relating to software development costs of $0.8 million and $2.0 million during the three and nine months ended September 30, 2023, respectively, and $0.8 million and $1.4 million during the three and nine months ended September 30, 2022, respectively.
At September 30, 2023, unrecognized compensation cost related to unvested stock options was $0.7 million and is expected to be recognized over the remaining weighted-average service period of 0.54 years. At September 30, 2023, total unrecognized compensation cost related to unvested performance-based stock units and restricted stock units was $9.4 million and is expected to be recognized over the remaining weighted-average service period of 1.95 years.

13. Commitments and Contingencies
Leases
As of September 30, 2023 and December 31, 2022, the weighted-average remaining term of our operating leases from continuing operations was 5.4 years and 5.8 years, respectively, and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 6.9% and 5.8%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities attributable to continuing operations were $2.4 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, and $6.7 million and $6.5 million for the nine months ended September 30, 2023 and 2022, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $1.9 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, excluding $0.1 million and $2.2 million, respectively, of right-of-use assets related to assets held for sale. Right-of-use assets obtained in exchange for new operating lease liabilities from continuing operations were $4.3 million and $5.0 million for the nine months ended September 30, 2023 and 2022, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities attributable to discontinued operations for the nine months ended September 30, 2023 and 2022 were $1.0 million and $4.4 million, respectively.
In conjunction with the sale of Yandy in the second quarter of 2023, we entered into a sublease agreement with the buyer of Yandy in relation to its warehouse and office space for the remaining term of the lease, which expires in 2031.
Net lease cost recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 is summarized in the table below (in thousands). The table excludes TLA’s total net lease cost of $0.4 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, and $1.5 million and $4.6 million for the three and nine months ended September 30, 2022, respectively, which is included in discontinued operations in the unaudited condensed consolidated statements of operations.

	Three Months Ended September 30,
	2023	2022
Operating lease cost	$2,054	$1,381
Variable lease cost	371	228
Short-term lease cost	387	492
Sublease income	(202)	(65)
Total	$2,610	$2,036

	Nine Months Ended September 30,
	2023	2022
Operating lease cost	$5,873	$5,146
Variable lease cost	1,116	594
Short-term lease cost	1,678	1,417
Sublease income	(467)	(194)
Total	$8,200	$6,963

Maturities of our operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Remainder of 2023	$2,340
2024	8,783
2025	7,701
2026	7,211
2027	4,939
Thereafter	9,353
Total undiscounted lease payments	40,327
Less: imputed interest	(7,631)
Total operating lease liabilities	$32,696

Operating lease liabilities, current portion	$6,906
Operating lease liabilities, noncurrent portion	$25,790
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
On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. The court heard PEII’s motion for summary judgment on June 6, 2023, and dismissed six out of 10 of AVS’ causes of action. AVS’ contract-related claims remain to be determined at trial, which is set for September 30, 2024. The parties are currently engaged in discovery. We believe AVS’ remaining claims and allegations are without merit, and we will defend this matter vigorously.

TNR Case
On December 17, 2021, Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”), filed a complaint in the U.S. District Court for the Central District of California against PEII and its subsidiary Products Licensing, LLC. TNR alleges a variety of claims relating to the termination of a license agreement with TNR and the business relationship between PEII and TNR prior to such termination. TNR alleges, among other things, breach of contract, unfair competition, breach of the implied covenant of good faith and fair dealing, and interference with contractual and business relations due to PEII’s conduct. TNR is seeking over $100 million in damages arising from the loss of expected profits, declines in the value of TNR’s business, unsalable inventory and investment losses. After PEII indicated it would move to dismiss the complaint, TNR received two extensions of time from the court to file an amended complaint. TNR filed its amended complaint on March 16, 2022. On April 25, 2022, PEII filed a motion to dismiss the complaint. That motion was partially granted, and the court dismissed TNR’s claims under California franchise laws without leave to amend. A trial date has been set for May 14, 2024. We believe TNR’s claims and allegations are without merit, and we will defend this matter vigorously.

14. Severance Costs
We incurred severance costs during 2023 due to the reduction of headcount, as we shift our business to a capital-light model. Severance costs are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations, with an immaterial amount recorded in cost of sales, and in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets.
Severance costs in our condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct-to-Consumer	$6	$10	$1,133	$10
Corporate	—	635	1,221	776
Digital Subscriptions and Content	308	72	347	654
Licensing	—	35	53	43
Total	$314	$752	$2,754	$1,483
The following is a reconciliation of the beginning and ending severance costs balances recorded in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2022	$1,192
Costs incurred and charged to expense	2,883
Costs paid or otherwise settled	(3,023)
Balance at September 30, 2023	$1,052

15. Income Taxes

The effective tax rate for the three months ended September 30, 2023 and 2022 was 8.1% and of 15.6%, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 6.5% and 16.1%, respectively. The effective tax rate for the three and nine months ended September 30, 2023 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, Section 162(m) limitations, stock compensation shortfall deductions and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles, and the effective tax rate for the nine months ended September 30, 2023 was also impacted by the impairment of intangible assets. The effective tax rate for the three and nine months ended September 30, 2022 differed from the U.S. statutory federal income tax rate of 21% primarily due to impairment of intangible assets, foreign withholding taxes, Section 162(m) limitations, stock compensation windfall deductions, contingent consideration fair market value adjustment related to prior acquisitions, foreign income taxes, and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite-lived intangibles.

16. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	2,389,361	2,673,556	2,389,361	2,673,556
Unvested restricted stock units	922,808	2,190,840	922,808	2,190,840
Unvested performance-based restricted stock units	808,191	1,089,045	808,191	1,089,045
Total	4,120,360	5,953,441	4,120,360	5,953,441

17. Segments
We have three reportable segments: Licensing, Direct-to-Consumer, and Digital Subscriptions and Content. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Direct-to-Consumer segment derives revenue from sales of consumer products sold through third-party retailers, online direct-to-customer or brick-and-mortar through our lingerie business, Honey Birdette, with 57 stores in three countries as of September 30, 2023. The TLA and Yandy direct-to-consumer businesses met the criteria for discontinued operations classification as of September 30, 2023 (see Note 3, Assets and Liabilities Held for Sale and Discontinued Operations). Therefore, they were excluded from the table below and classified as discontinued operations in our condensed consolidated statements of operations for all periods presented. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, from sales of tokenized digital art and collectibles, and sales of creator content offerings to consumers on playboy.com.
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

The following table sets forth financial information by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
Licensing	$10,931	$14,908	$30,913	$45,345
Direct-to-Consumer	17,145	26,090	57,613	80,482
Digital Subscriptions and Content	5,206	4,666	15,056	14,100
All Other	—	42	4	720
Total	$33,282	$45,706	$103,586	$140,647
Operating (loss) income:
Licensing	$1,049	$(105,403)	$(63,665)	$(84,699)
Direct-to-Consumer	(1,614)	(164,852)	(91,672)	(166,568)
Digital Subscriptions and Content	(1,884)	(3,013)	(1,491)	(12,855)
Corporate	(8,887)	(11,405)	(38,681)	(20,890)
All Other	—	65	(12)	668
Total	$(11,336)	$(284,608)	$(195,521)	$(284,344)

Geographic Information
Revenue by geography is based on where the customer is located. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
United States	$14,932	$18,847	$45,566	$56,946
China	6,544	10,656	20,967	32,386
Australia	7,727	10,556	22,863	33,136
UK	2,279	3,097	7,724	9,150
Other	1,800	2,550	6,466	9,029
Total	$33,282	$45,706	$103,586	$140,647

18. Subsequent Events
On October 3, 2023, we entered into a Stock Purchase Agreement (the “SPA”) with LV Holding, LLC (“Buyer”) for the sale of TLA (the “Transaction”). We closed the Transaction on November 3, 2023. Pursuant to the terms and subject to the conditions set forth in the SPA, Buyer agreed to acquire from Playboy Enterprises, Inc., a wholly-owned subsidiary of PLBY Group, Inc. and the holder of all equity of TLA (“Seller”), all of the issued and outstanding equity interests of TLA, which held and operated the Lovers business, for approximately $13.5 million in cash (the “Purchase Price”). Approximately $2.1 million of the Purchase Price was placed into a short-term escrow account at the closing of the Transaction in connection with a post-closing working capital adjustment, certain possible indemnification claims payable by the Seller and for certain post-closing items to be completed by Seller.

In connection with the Transaction, on November 2, 2023, we entered into Amendment No. 1 to the A&R Credit Agreement (the “First Amendment”), to permit, among other things: (a) the Transaction and the sale of certain other assets (and the proceeds of such sales will not be required to prepay the A&R Term Loans); and (b) the Company to elect, through August 31, 2025, to pay in cash accrued interest equal to the applicable SOFR plus 1.00%, with the remainder of any applicable accrued interest not paid in cash capitalized into the A&R Term Loans. The other terms of the A&R Credit Agreement will remain substantially unchanged from those prior to the First Amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2023. As used herein, “we”, “us”, “our”, the “Company” and “PLBY” refer to PLBY Group, Inc. and its subsidiaries.
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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting us will be those that we anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (2) the risk that the Company’s completed or proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from any transactions; (3) the ability to recognize the anticipated benefits of corporate transactions, commercial collaborations, commercialization of digital assets, cost reduction initiatives and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the Company's ability to retain its key employees; (4) costs related to being a public company, corporate transactions, commercial collaborations and proposed transactions; (5) changes in applicable laws or regulations; (6) the possibility that the Company may be adversely affected by global hostilities, supply chain delays, inflation, interest rates, foreign currency exchange rates or other economic, business, and/or competitive factors; (7) risks relating to the uncertainty of the projected financial information of the Company, including changes in the Company's estimates of cash flows and the fair value of certain of our intangible assets, including goodwill; (8) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; (9) changing demand or shopping patterns for the Company’s products and services; (10) failure of licensees, suppliers or other third-parties to fulfill their obligations to the Company; (11) the Company’s ability to comply with the terms of its indebtedness and other obligations; (12) changes in financing markets or the inability of the Company to obtain financing on attractive terms; and (13) other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those under “Part II—Item 1A. Risk Factors”, and in “Part I—Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

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

We continue to review the cost structure of our businesses and additional cost rationalization. We significantly restructured our technology expenses in the first quarter of 2023, and cost-excessive and under-utilized software packages were either terminated or not renewed upon expiration of applicable agreements. This resulted in a restructuring charge of $4.6 million for the nine months ended September 30, 2023, excluding $0.4 million of costs related to discontinued operations. In addition, we reduced headcount within the Playboy Direct-to-Consumer business and our corporate office during fiscal 2023, resulting in a severance charge of $0.3 million and $2.8 million during the three and nine months ended September 30, 2023, respectively, and reduction of stock-based compensation expenses of $2.3 million due to forfeitures of certain equity grants during the three months ended September 30, 2023. For the nine months ended September 30, 2023, the impact from such restructuring was a net increase of $0.1 million of stock-based compensation expenses, which was comprised of a $2.4 million reduction of stock-based compensation expenses due to forfeitures of equity grants during the third quarter of 2023, offset by additional stock-based compensation expense of $2.4 million due to acceleration of certain equity awards during the second quarter of 2023.

Furthermore, we recorded additional inventory reserve charges of $3.6 million during the nine months ended September 30, 2023 to reflect the restructuring of the Playboy Direct-to-Consumer business.

China Licensing Revenues

Our licensing revenues from China (including Hong Kong) as a percentage of our total revenues, excluding revenues from discontinued operations, were 20% and 23% for the three months ended September 30, 2023 and 2022, respectively, and 20% and 23% for the nine months ended September 30, 2023 and 2022, respectively. Due to challenging economic conditions in China, collections from certain of our Chinese licensees have slowed significantly, and we have been in discussions with our partners to renegotiate terms of certain agreements. In October 2023, we terminated licensing agreements with certain Chinese licensees, which comprised $154.2 million of the unrecognized Trademark Licensing revenue under our long-term contracts as of September 30, 2023. Revenue recognized in connection with such contracts that were subsequently terminated was $6.1 million and $19.9 million during the three and nine months ended September 30, 2023, respectively. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets. At the end of the first quarter of 2023, we entered into a joint venture (“Playboy China”) with Charactopia Licensing Limited, the brand management unit of Fung Group, which operates the Playboy consumer products business in mainland China, Hong Kong and Macau. Playboy China is intended to build on Playboy’s current roster of licensees and online storefronts and to expand into new product categories with new licensees.

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
We generate revenue from trademark licenses for third-party consumer products, online gaming and location-based entertainment businesses, and sales of creator offerings to consumers on our creator-led platform on playboy.com, in addition to sales of consumer products sold through third-party retailers or online direct-to-customer and from the subscription of our programming, which is distributed through various channels, including websites and domestic and international television.

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
Gain on Sale of the Aircraft
Gain on the sale of the aircraft represents the gain on the sale of our former corporate aircraft.

Other Operating Expense, Net
Other operating income, net consists primarily of gains recognized from the sale of crypto assets and the loss resulting from the settlement of a secured promissory note.
Nonoperating Income (Expense)
Interest Expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs and debt discount.
Gain (Loss) on Extinguishment of Debt
In the first quarter of 2023, we recorded a loss on partial extinguishment of debt in the amount of $1.8 million related to the write-off of unamortized debt discount and deferred financing costs as a result of $45 million in prepayments of our senior debt pursuant to the third and fourth amendments of our Credit Agreement in February 2023. In the second quarter of 2023, we recorded a gain on partial extinguishment of debt in amount of $8.0 million upon the amendment and restatement of the Credit Agreement. See Liquidity and Capital Resources section for definitions and additional details. In September 2022, in connection with the sale of our corporate aircraft (the “Aircraft”), a related term loan obtained in connection with our initial acquisition of the Aircraft (the “Aircraft Term Loan”) was repaid in full and all related liens discharged. A loss on early extinguishment of such debt, which was comprised of the write-off of certain deferred financing costs and a prepayment penalty, was $0.2 million.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenues	$33,282	$45,706	$(12,424)	(27)%
Costs and expenses:	—	—
Cost of sales	(10,909)	(25,302)	14,393	(57)%
Selling and administrative expenses	(25,514)	(34,988)	9,474	(27)%
Contingent consideration fair value remeasurement gain	219	1,371	(1,152)	(84)%
Impairments	(7,674)	(277,197)	269,523	(97)%
Gain on sale of the aircraft	—	5,802	(5,802)	(100)%
Other operating expense, net	(740)	—	(740)	100%
Total operating expense	(44,618)	(330,314)	285,696	(86)%
Operating loss	(11,336)	(284,608)	273,272	(96)%
Nonoperating (expense) income:
Interest expense	(6,620)	(4,306)	(2,314)	54%
Loss on extinguishment of debt	—	(220)	220	100%
Fair value remeasurement gain	—	9,149	(9,149)	(100)%
Other income (expense), net	121	(551)	672	(122)%
Total nonoperating (expense) income	(6,499)	4,072	(10,571)	(260)%
Loss from continuing operations before income taxes	(17,835)	(280,536)	262,701	(94)%
Benefit from income taxes	1,442	43,653	(42,211)	(97)%
Net loss from continuing operations	(16,393)	(236,883)	220,490	(93)%
Income (loss) from discontinued operations, net of tax	1,319	(27,814)	29,133	(105)%
Net loss	(15,074)	(264,697)	249,623	(94)%
Net loss attributable to PLBY Group, Inc.	$(15,074)	$(264,697)	$249,623	(94)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2023	2022
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(33)	(55)
Selling and administrative expenses	(77)	(77)
Contingent consideration fair value remeasurement gain	1	3
Impairments	(23)	(606)
Gain on sale of the aircraft	—	13
Other operating expense, net	(2)	—
Total operating expense	(134)	(722)
Operating loss	(34)	(622)
Nonoperating (expense) income:
Interest expense	(20)	(9)
Loss on extinguishment of debt	—	—
Fair value remeasurement gain	—	20
Other income (expense), net	—	(1)
Total nonoperating (expense) income	(20)	10
Loss from continuing operations before income taxes	(54)	(612)
Benefit from income taxes	4	96
Net loss from continuing operations	(50)	(516)
Income (loss) from discontinued operations, net of tax	4	(61)
Net loss	(46)	(577)
Net loss attributable to PLBY Group, Inc.	(46)%	(577)%

Net Revenues
The decrease in net revenues for the three months ended September 30, 2023 as compared to the prior year comparative period was primarily due to lower direct-to-consumer revenue of $8.9 million, a $4.0 million decrease in licensing revenue, a $0.4 million decrease in TV and cable programming revenue, and a $0.3 million decrease in magazine and digital subscriptions revenue, all due to weaker consumer demand, partly offset by $1.1 million of higher revenues from our creator platform.
Cost of Sales
The decrease in cost of sales for the three months ended September 30, 2023 as compared to the prior year comparative period was primarily due to a $5.4 million decrease in product costs due to lower revenue, $0.3 million less of stock-based compensation expenses, primarily related to the cancellation of independent contractor equity awards, $3.2 million lower inventory reserve charges, $0.6 million lower outside consulting expense, and $4.8 million lower licensing royalties and commissions.
Selling and Administrative Expenses
The decrease in selling and administrative expenses for the three months ended September 30, 2023 as compared to the prior year comparative period was primarily due to a $4.1 million decrease in stock-based compensation expense, a $1.0 million decrease in marketing expenses from our reduction of digital marketing spend, $0.9 million lower payroll expense, as we shift to a capital-light business model, the elimination of $1.4 million in aircraft expenses following the sale of the Aircraft in the third quarter of 2022, and a $1.6 million decrease in depreciation and amortization expense, partly offset by $1.0 million of costs associated with the formation and operation of the Playboy China joint venture.

Contingent Consideration Fair Value Remeasurement Gain
The decrease in contingent consideration fair value remeasurement gain for the three months ended September 30, 2023 as compared to the prior year comparative period was due to the resolution of contingent consideration related to the acquisition of Honey Birdette during 2022 and partial settlement of the contingent consideration recorded in connection with the acquisition of GlowUp in the second quarter of 2022.
Impairments
The decrease in impairments for the three months ended September 30, 2023 as compared to the prior year comparative period was primarily due to $276.2 million of impairment charges on Playboy-branded trademarks, Honey Birdette’s trade names and goodwill recorded in the prior year comparative period, as well as a $1.1 million impairment of other assets in the prior year comparative period, partly offset by $8.7 million of impairment charges on certain licensing contracts in the current period, net of a $1.0 million reduction in related commissions accrual.
Gain on Sale of the Aircraft
The decrease in gain on sale of the aircraft was due to the $5.8 million gain on the sale of the Aircraft recognized in the prior year comparative period.
Other Operating Expense, Net
The increase in other operating expense, net was due to the loss from settlement of a promissory note.
Nonoperating Income (Expense)
Interest Expense
The increase in interest expense for the three months ended September 30, 2023 as compared to the prior year comparative period was primarily due to the higher interest rates of 11.41% and 9.41% on Tranche A and Tranche B, respectively, of our A&R Term Loans in the third quarter of 2023 compared to 6.25% interest rate in the prior year comparative period, offset by the elimination of $0.1 million of interest expense related to our former corporate aircraft loan in the prior year comparative period (which loan was repaid in September 2022, resulting in no interest on the aircraft loan in 2023).
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the three months ended September 30, 2022 represents the extinguishment of the Aircraft Term Loan resulting in a loss on early extinguishment of debt, which was comprised of the write-off of certain deferred financing costs and a prepayment penalty.
Fair Value Remeasurement Gain
The increase in fair value remeasurement gain for the three months ended September 30, 2023 as compared to the prior year comparative period was due to the remeasurement of our mandatorily redeemable preferred stock liability to its fair value recorded during the period upon exchange (and thereby elimination) of the outstanding Series A Preferred Stock in connection with the amendment and restatement of the Credit Agreement.
Other income (expense), net
The change in other income (expense), net for the three months ended September 30, 2023 as compared to the prior year comparative period was primarily due to the amortization of $0.6 million of previously capitalized fees allocated to the Second Drawdown in the third quarter of 2022.
Benefit from Income Taxes
The change in benefit from income taxes for the three months ended September 30, 2023 as compared to the prior year comparative period was primarily due to the decrease of disallowed Section 162(m) compensation, the shortfall of stock-based compensation and change in valuation allowance due to the reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenues	$103,586	$140,647	$(37,061)	(26)%
Costs and expenses:
Cost of sales	(43,545)	(62,833)	19,288	(31)%
Selling and administrative expenses	(99,693)	(113,774)	14,081	(12)%
Contingent consideration fair value remeasurement gain	486	29,310	(28,824)	(98)%
Impairments	(155,864)	(283,496)	127,632	(45)%
Gain on sale of the aircraft	—	5,802	(5,802)	(100)%
Other operating expense, net	(491)	—	(491)	(100)%
Total operating expense	(299,107)	(424,991)	125,884	(30)%
Operating loss	(195,521)	(284,344)	88,823	(31)%
Nonoperating (expense) income:
Interest expense	(17,586)	(12,439)	(5,147)	41%
Gain (loss) on extinguishment of debt	6,133	(220)	6,353	(100)%
Fair value remeasurement gain	6,505	10,903	(4,398)	(40)%
Other income (expense), net	621	(1,030)	1,651	(160)%
Total nonoperating expense	(4,327)	(2,786)	(1,541)	55%
Loss from continuing operations before income taxes	(199,848)	(287,130)	87,282	(30)%
Benefit from income taxes	13,062	46,301	(33,239)	(72)%
Net loss from continuing operations	(186,786)	(240,829)	54,043	(22)%
Income (loss) from discontinued operations, net of tax	149	(26,640)	26,789	(101)%
Net loss	(186,637)	(267,469)	80,832	(30)%
Net loss attributable to PLBY Group, Inc.	$(186,637)	$(267,469)	$80,832	(30)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(42)	(45)
Selling and administrative expenses	(96)	(81)
Contingent consideration fair value remeasurement gain	—	21
Impairments	(150)	(202)
Gain on sale of the aircraft	—	4
Other operating expense, net	—	—
Total operating expense	(288)	(303)
Operating loss	(188)	(203)
Nonoperating (expense) income:
Interest expense	(17)	(9)
Gain (loss) on extinguishment of debt	6	—
Fair value remeasurement gain	6	8
Other income (expense), net	1	(1)
Total nonoperating expense	(4)	(2)
Loss from continuing operations before income taxes	(192)	(205)
Benefit from income taxes	13	33
Net loss from continuing operations	(179)	(172)
Loss from discontinued operations, net of tax	—	(19)
Net loss	(179)	(191)
Net loss attributable to PLBY Group, Inc.	(179)%	(191)%
Net Revenues
The decrease in net revenues for the nine months ended September 30, 2023 as compared to the prior year comparative period was primarily due to $22.9 million less direct-to-consumer revenue, a $14.4 million decrease in licensing revenue, a $1.1 million decrease in TV and cable programming revenue, and a $1.4 million decrease in magazine and digital subscriptions revenue, all due to weaker consumer demand, partly offset by $2.6 million of increased revenue from our creator platform.
Cost of Sales
The decrease in cost of sales for the nine months ended September 30, 2023 as compared to the prior year comparative period was primarily due to a $9.5 million decrease in product costs due to lower revenue, $1.0 million of lower direct-to-consumer shipping and fulfillment costs as a result of fewer products sold, a $7.9 million decrease in licensing royalties and commissions, $2.5 million less of stock-based compensation expenses, primarily related to the cancellation of independent contractor equity awards, and $2.2 million lower outside consulting expense, partly offset by a $3.0 million increase in inventory reserve charges.
Selling and Administrative Expenses
The decrease in selling and administrative expenses for the nine months ended September 30, 2023 as compared to the prior year comparative period was primarily due to a $4.7 million decrease in marketing expenses from our reduction of digital marketing spend, lower payroll expense of $4.1 million, as we shift to a capital-light business model, the elimination of $4.4 million in aircraft expenses following the sale of the Aircraft in the third quarter of 2022, a $1.6 million decrease in recruiting costs, lower expenses for outside professional services of $3.5 million, a $3.9 million decrease in depreciation and amortization, and a $5.4 million decrease in stock-based compensation expense, net of $2.3 million of additional stock-based compensation expense due to the acceleration of certain equity awards in connection with severance payments, partly offset by $5.2 million higher technology costs, out of which $4.6 million was due to a restructuring charge taken on direct-to-consumer cloud-based software, a $2.3 million increase in expense related to special projects, $2.7 million of costs associated with the formation and operation of the Playboy China joint venture, and $1.4 million of salary and related severance charges in connection with headcount reductions.

Contingent Consideration Fair Value Remeasurement Gain
The decrease in contingent consideration fair value remeasurement gain for the nine months ended September 30, 2023 as compared to the prior year comparative period was due to the resolution of contingent consideration related to the acquisition of Honey Birdette during 2022 and partial settlement of the contingent consideration recorded in connection with the acquisition of GlowUp in the second quarter of 2022.
Impairments
The decrease in impairments for the nine months ended September 30, 2023 as compared to the prior year comparative period was primarily due to lower impairment charges of $138.0 million on Playboy-branded trademarks, Honey Birdette’s trade names and goodwill, $4.9 million of higher impairment charges related to our digital assets during the nine months ended September 30, 2022 as a result of their fair value decreasing below their carrying value, and the $2.4 million impairment of certain other assets in the second quarter of 2022, partly offset by $19.9 million in impairments of certain licensing contracts, which is partly offset by a $2.2 million reduction in related commissions accrual.
Gain on Sale of the Aircraft
The decrease in gain on sale of the aircraft was due to the $5.8 million gain on the sale of the Aircraft recognized in the prior year comparative period.
Other Operating Expense, Net
The increase in other operating expense, net was due to the $0.7 million loss from settlement of a promissory note, partly offset by the $0.2 million gain on sale of our crypto assets.
Nonoperating Income (Expense)
Interest Expense
The increase in interest expense for the nine months ended September 30, 2023 as compared to the prior year comparative period was primarily due to the higher interest rate on our debt of 11.20% in the first quarter of 2023 and interest rates of 11.41% and 9.41% on Tranche A and Tranche B, respectively, of the A&R Term Loans, in the second and third quarters of 2023 compared to 6.25% interest rate in the prior year comparative period, offset by the elimination of $0.4 million of interest expense related to our former corporate aircraft loan in the prior year comparative period (which loan was repaid in September 2022) and reduced debt interest on the lower outstanding principal balance of our term loan in the first quarter of 2023 due to mandatory prepayments made in the fourth quarter of 2022 and first quarter of 2023.
Gain (Loss) on Extinguishment of Debt
Gain (loss) on extinguishment of debt for the nine months ended September 30, 2023 represents a $6.1 million gain due to the partial extinguishment of debt upon the amendment and restatement of the Credit Agreement in the second quarter of 2023, net of a $1.8 million loss recorded in the first quarter of 2023 due to the partial extinguishment of debt related to $45 million of prepayments of our senior debt. Gain (loss) on extinguishment of debt for the nine months ended September 30, 2022 represents the extinguishment of the Aircraft Term Loan resulting in a loss on early extinguishment of debt, which was comprised of the write-off of certain deferred financing costs and a prepayment penalty.
Fair Value Remeasurement Gain
The increase in fair value remeasurement gain for the nine months ended September 30, 2023 as compared to the prior year comparative period was due to the remeasurement of our mandatorily redeemable preferred stock liability to its fair value at September 30, 2023.
Other income (expense), net
The change in other income (expense), net for the nine months ended September 30, 2023 as compared to the prior year comparative period was primarily due to a $0.6 million increase in interest income, and the amortization of $0.6 million of previously capitalized fees allocated to the Second Drawdown in the third quarter of 2022.

Benefit from Income Taxes
The change in benefit from income taxes for the nine months ended September 30, 2023 as compared to the prior year comparative period was primarily due to a decrease of disallowed Section 162(m) compensation, a shortfall of stock-based compensation and a change in valuation allowance due to a reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the nine months ended September 30, 2023.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss from continuing operations	$(16,393)	$(236,883)	$(186,786)	$(240,829)
Adjusted for:
Interest expense	6,620	4,306	17,586	12,439
Loss (gain) on extinguishment of debt	—	220	(6,133)	220
Benefit from income taxes	(1,442)	(43,653)	(13,062)	(46,301)
Depreciation and amortization	1,795	5,388	5,332	10,444
EBITDA	(9,420)	(270,622)	(183,063)	(264,027)
Adjusted for:
Stock-based compensation	540	4,543	8,910	15,829
Adjustments	1,531	6,145	6,374	8,860
Inventory reserve charges	—	—	3,637	—
Gain on sale of the aircraft	—	(5,802)	—	(5,802)
Contingent consideration fair value remeasurement	(219)	(1,371)	(486)	(29,310)
Mandatorily redeemable preferred stock fair value remeasurement	—	(9,149)	(6,505)	(10,903)
Impairments	7,674	277,197	155,864	283,496
Write-down of capitalized software	—	—	4,632	—
Adjusted EBITDA	$106	$941	$(10,637)	$(1,857)
•Adjustments for the three and nine months ended September 30, 2023 are primarily related to consulting, advisory and other costs relating to corporate transactions and other strategic opportunities, as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.
•Adjustments for the three and nine months ended September 30, 2022 are related to amortization of previously capitalized fees allocated to our Series A Preferred Stock upon the Second Drawdown (as defined below), severance, consulting, advisory and other costs relating to special projects, including the implementation of internal controls over financial reporting and adoption of accounting standards.
•Inventory reserve charges for the nine months ended September 30, 2023 and 2022 related to non-cash inventory reserve charges, excluding certain ordinary inventory reserve items, recorded in the first quarter of 2023 to reflect the restructuring of the Playboy Direct-to-Consumer business.
•Gain on sale of the aircraft for the three and nine months ended September 30, 2022 relates to the sale of the Aircraft in September 2022.
•Contingent consideration fair value remeasurement for the three and nine months ended September 30, 2023 relates to non-cash fair value gain due to the fair value remeasurement of contingent liabilities related to our acquisition of GlowUp that remained unsettled as of September 30, 2023.
•Contingent consideration fair value remeasurement for the three and nine months ended September 30, 2022 relates to non-cash fair value gain with respect to the fair value remeasurement of contingent liabilities in connection with our Honey Birdette and GlowUp acquisitions.
•Mandatorily redeemable preferred stock fair value remeasurement for the nine months ended September 30, 2023, and the three and nine months ended September 30, 2022, relates to the fair value remeasurement, non-cash fair value gain of the liability for our Series A Preferred Stock.
•Impairments for the three and nine months ended September 30, 2023 relate primarily to the impairments of intangible assets, including goodwill, and impairments on certain of our licensing contracts, net of related reduction in commission accrual.
•Impairments for the three and nine months ended September 30, 2022 relate to the impairments of digital assets and other intangible assets, including goodwill.

•Write-down of capitalized software for the nine months ended September 30, 2023 relates to a $4.6 million restructuring charge taken on direct-to-consumer cloud-based software in the first quarter of 2023, excluding $0.4 million of costs related to discontinued operations.

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
Comparison of the Three Months Ended September 30, 2023 and 2022
The following are our results of financial performance from continuing operations by segment for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenues:
Licensing	$10,931	$14,908	$(3,977)	(27)%
Direct-to-Consumer	17,145	26,090	(8,945)	(34)%
Digital Subscriptions and Content	5,206	4,666	540	12%
All Other	—	42	(42)	(100)%
Total	$33,282	$45,706	$(12,424)	(27)%
Operating income (loss):
Licensing	$1,049	$(105,403)	$106,452	(101)%
Direct-to-Consumer	(1,614)	(164,852)	163,238	(99)%
Digital Subscriptions and Content	(1,884)	(3,013)	1,129	(37)%
Corporate	(8,887)	(11,405)	2,518	(22)%
All Other	—	65	(65)	(100)%
Total	$(11,336)	$(284,608)	$273,272	(96)%

Licensing
The decrease in net revenues for the three months ended September 30, 2023 compared to the comparable prior year period was primarily due to the decline in contractual revenue and overages from our licensees due to weaker consumer demand.
The decrease in operating loss for the three months ended September 30, 2023 compared to the comparable prior year period was primarily due to $116.0 million of non-cash impairment charges on our trademarks in the prior year comparative period, and a $1.0 million increase in licensing gross profit, partly offset by the $7.7 million impairment of certain licensing contracts, which was partly offset by $1.0 million of a related reduction in commission accrual for such licensing contracts, a $1.0 million increase in legal fees and special projects, and $1.0 million of costs associated with operations of the Playboy China joint venture.
Direct-to-Consumer
The decrease in net revenues for the three months ended September 30, 2023 compared to the comparable prior year period was primarily due to a $4.1 million decrease in Honey Birdette revenue as a result of a decline in consumer demand and a $4.9 million decrease in revenue from playboy.com e-commerce related to our completion of the transition from an owned-and-operated model to a licensing model in the third quarter of 2023.

The decrease in operating loss for the three months ended September 30, 2023 compared to the comparable prior year period was primarily due to $160.1 million of non-cash impairment charges on certain of our intangible assets, including goodwill, in the prior year comparative period, a $3.2 million decrease in inventory reserve charges, a $1.6 million decrease in trade name amortization due to impairments in the prior year comparative period, $1.4 million in lower payroll expenses as we shift to a capital-light business model, and a $1.0 million decrease in marketing expenses as a result of our reduction of digital marketing, following a review of returns on advertising spending, partly offset by $4.3 million of lower gross profit as a result of lower revenue.
Digital Subscriptions and Content
The increase in net revenues for the three months ended September 30, 2023 compared to the comparable prior year period was primarily due to a $1.1 million increase in net revenue from our creator platform, partly offset by a $0.5 million decrease in other digital subscriptions and content revenue.
The decrease in operating loss for the three months ended September 30, 2023, compared to the comparable prior year period was primarily due to a $0.6 million increase in net revenues and a $0.4 million decrease in expenses related to our creator platform.
Corporate
The decrease in corporate expenses for the three months ended September 30, 2023 compared to the comparable prior year period was primarily due to lower stock-based compensation of $4.1 million, the elimination of $1.4 million in aircraft costs after to the sale of our former corporate aircraft in the third quarter of 2022, the $1.1 million impairment of certain assets in the prior year comparative period, $0.6 million lower severance costs, and lower professional services costs of $1.0 million, partly offset by the $5.8 million gain on the sale of the Aircraft in the prior year comparable period, and $0.9 million less in non-cash contingent liabilities fair value remeasurement gain relating to our 2021 acquisitions.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following are our results of financial performance from continuing operations by segment for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenues:
Licensing	$30,913	$45,345	$(14,432)	(32)%
Direct-to-Consumer	57,613	80,482	(22,869)	(28)%
Digital Subscriptions and Content	15,056	14,100	956	7%
All Other	4	720	(716)	(99)%
Total	$103,586	$140,647	$(37,061)	(26)%
Operating income (loss):
Licensing	$(63,665)	$(84,699)	$21,034	(25)%
Direct-to-Consumer	(91,672)	(166,568)	74,896	(45)%
Digital Subscriptions and Content	(1,491)	(12,855)	11,364	(88)%
Corporate	(38,681)	(20,890)	(17,791)	85%
All Other	(12)	668	(680)	(102)%
Total	$(195,521)	$(284,344)	$88,823	(31)%
Licensing
The decrease in net revenues for the nine months ended September 30, 2023 compared to the comparable prior year period was primarily due to the decline in contractual revenue and overages from our licensees due to weaker consumer demand.
The decrease in operating loss for the nine months ended September 30, 2023 compared to the comparable prior year period was primarily due to $50.5 million lower non-cash impairment charges on our trademarks, partly offset by a $4.9 million decline in licensing gross profit, the $17.7 million impairment of certain licensing contracts, partly offset by $2.2 million of related reduction in commission accrual for such licensing contracts, $2.7 million of costs associated with the formation and operation of the Playboy China joint venture, and a $2.8 million increase in legal fees and special projects.

Direct-to-Consumer
The decrease in net revenues for the nine months ended September 30, 2023 compared to the comparable prior year period was primarily due to a $13.1 million decrease in Honey Birdette revenue as a result of a decline in consumer demand and a $10.0 million decrease in revenue from playboy.com e-commerce related to our completion of the transition from an owned-and-operated model to a licensing model in the third quarter of 2023.
The decrease in operating loss for the nine months ended September 30, 2023 compared to the comparable prior year period was primarily due to a decrease of $87.5 million of non-cash impairment charges on certain of our intangible assets, including goodwill, $3.9 million of lower marketing expenses as a result of our reduction of digital marketing spend, $2.8 million lower trade name amortization due to accelerated amortization recognized in the prior year period, $2.7 million lower payroll expense as we shift to a capital-light business model, and a $1.9 million decrease in other selling and administrative expenses, partly offset by $14.4 million of lower gross profit as a result of lower revenue, $4.5 million of higher technology costs (of which $4.6 million was due to a restructuring charge taken on direct-to-consumer cloud-based software attributable to continuing operations), a $3.0 million increase in inventory reserve charges, and approximately $1.1 million of severance charges.
Digital Subscriptions and Content
The increase in net revenues for the nine months ended September 30, 2023 compared to the comparable prior year period was primarily due to a $2.6 million increase in net revenues from our creator platform, partly offset by a $1.6 million decrease in other digital subscriptions and content revenue.
The decrease in operating loss for the nine months ended September 30, 2023, compared to the comparable prior year period was primarily due to a $1.0 million increase in net revenues, a $3.4 million decrease in expenses related to our creator platform, and the $6.3 million higher impairment of digital and other assets in the comparable prior year period.
All Other
The decrease in both revenues and operating loss for the nine months ended September 30, 2023 was primarily attributable to the recognized revenues related to the fulfillment of magazine subscription obligations in the first quarter of 2022 that did not reoccur in the subsequent periods, as a result of the cessation of publishing the magazine.
Corporate
The increase in corporate expenses for the nine months ended September 30, 2023 compared to the comparable prior year period was primarily due to $28.5 million less in non-cash contingent liabilities fair value remeasurement gain relating to our 2021 acquisitions, the $5.8 million gain on sale of the Aircraft recorded in September 2022, and $0.4 million of severance costs related to headcount reductions as we shift to a capital-light business model, partly offset by $5.4 million lower stock-based compensation expense, net of $2.3 million of additional stock-based compensation expense, due to the acceleration of certain equity awards in connection with severance payments, $3.3 million lower professional services costs, the elimination of $4.4 million of aircraft costs following the sale of the Aircraft in the third quarter of 2022, $1.3 million of lower depreciation expense due to the sale of the Aircraft, the $1.1 million impairment of certain assets in the prior year comparative period, and $1.1 million and $1.6 million of lower payroll and recruiting expenses, respectively.

Liquidity and Capital Resources
Sources of Liquidity
Our main source of liquidity is cash generated from operating and financing activities, which primarily includes cash derived from revenue generating activities, in addition to proceeds from our issuance of debt, and proceeds from stock offerings (as described further below). As of September 30, 2023, our principal source of liquidity was cash in the amount of $20.0 million, which is primarily held in operating and deposit accounts.
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
Due to challenging economic conditions in China, collections from certain of our Chinese licensees have slowed significantly, and we have been in discussions with our licensing partners to renegotiate terms of certain agreements. In October 2023, we terminated licensing agreements with certain Chinese licensees, which comprised $154.2 million of the unrecognized Trademark Licensing revenue under our long-term contracts as of September 30, 2023. Revenue recognized in connection with such contracts that were subsequently terminated was $6.1 million and $19.9 million during the three and nine months ended September 30, 2023, respectively. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets.
Since going public, we have yet to generate operating income from our core business operations and have incurred significant accumulated losses of $195.5 million for the nine months ended September 30, 2023. We expect to continue to incur operating losses for the foreseeable future.
We expect our capital expenditures and working capital requirements to be consistent during the remaining months of 2023 and beyond, as we continue to invest in our creator platform. We may, however, need additional cash resources, to fund our operations until the creator platform achieves a level of revenue that provides for operating profitability. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, or dispose of additional assets, and there can be no assurance that we will be successful in these efforts. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our planned level of investment in our creator platform or scale back its operations, which could have an adverse impact on our business and financial prospects.
We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months from the date of filing this Quarterly Report, taking into account potentially mitigating effects of our future plans, to the extent it is probable such plans will be effectively implemented within the assessment period and, when implemented, will mitigate the relevant conditions or events and alleviate substantial doubt. Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity, along with proceeds from asset dispositions and savings from cost reductions initiatives, will be sufficient to meet our obligations as they become due under the A&R Credit Agreement and our other obligations for at least one year following the date of the filing of this Quarterly Report. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. In the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.
Debt
On April 4, 2023, we entered into Amendment No. 5 (the “Fifth Amendment”) to our senior secured Credit and Guaranty Agreement, dated as of May 25, 2021 (as previously amended on August 11, 2021, August 8, 2022, December 6, 2022 and February 17, 2023, the “Credit Agreement”, and as further amended by the Fifth Amendment) to permit, among other things, the sale of our wholly-owned subsidiary, Yandy Enterprises, LLC, and that the proceeds of such sale would not be required to prepay the loans under the Credit Agreement (as amended through the Fifth Amendment); provided that at least 30% of the consideration for the Yandy Sale was paid in cash.
On May 10, 2023 (the “Restatement Date”), we entered into an amendment and restatement of the Credit Agreement (the “A&R Credit Agreement”) to reduce the interest rate applicable to our senior secured debt and the implied interest rate on our Series A Preferred Stock, exchange (and thereby eliminate) our outstanding Series A Preferred Stock, and obtain additional covenant relief and funding.

In connection with the A&R Credit Agreement, Fortress Credit Corp. and its affiliates (together, “Fortress”) became our lender with respect to approximately 90% of the term loans under the A&R Credit Agreement (the “A&R Term Loans”). Fortress exchanged 50,000 shares of our Series A Preferred Stock (representing all of our issued and outstanding preferred stock) for approximately $53.6 million of the A&R Term Loans, and we obtained approximately $11.8 million of additional funding as part of the A&R Term Loans. As a result, our Series A Preferred Stock was eliminated, and the principal balance of the A&R Term Loans under the A&R Credit Agreement became approximately $210.0 million (whereas the original Credit Agreement had an outstanding balance of approximately $156.0 million as of March 31, 2023).
In connection with the A&R Credit Agreement, the original Credit Agreement’s term loans were apportioned into approximately $20.6 million of Tranche A term loans (“Tranche A”) and approximately $189.4 million of Tranche B term loans (“Tranche B”, and together with Tranche A comprising the A&R Term Loans). The prior amortization payments applicable to the total term loan under the original Credit Agreement were eliminated. The A&R Credit Agreement only requires the smaller Tranche A be subject to quarterly amortization payments of approximately $76,000 per quarter.The benchmark rate for the A&R Term Loans is the applicable term of secured overnight financing rate as published by the U.S. Federal Reserve Bank of New York (rather than LIBOR, as under the original Credit Agreement). As of the Restatement Date, Tranche A accrues interest at SOFR plus 6.25%, with a SOFR floor of 0.50%. As of the Restatement Date, Tranche B accrues interest at SOFR plus 4.25%, with a SOFR floor of 0.50%. The stated interest rate of Tranche A and Tranche B A&R Term Loans as of September 30, 2023 was 11.41% and 9.41%, respectively. The stated interest rate of the term loan pursuant to the Credit Agreement as of December 31, 2022 was 11.01%. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of September 30, 2023 was 11.94% and 14.43%, respectively. The effective interest rate of the term loan pursuant to the Credit Agreement as of December 31, 2022 was 12.3%.
We obtained additional leverage covenant relief through the first quarter of 2025, with testing of a total net leverage ratio covenant commencing following the quarter ending March 31, 2025, which covenant will be initially set at 7.25:1.00, reducing in 0.25 increments per quarter until the ratio reaches 5.25:1.00 for the quarter ending March 31, 2027.

As a result of the the amendment and restatement of the Credit Agreement (the “Restatement”) in the second quarter of 2023, we recorded $8.0 million of gain for partial debt extinguishment and capitalized an additional $21.0 million of debt discount while deferring and continuing to amortize an existing discount of $2.6 million, which will be amortized over the remaining term of our senior secured debt and recorded in interest expense in our condensed consolidated statements of operations. As a result of the Restatement, fees of $0.3 million were expensed as incurred and $0.4 million of debt issuance costs were capitalized in the second quarter of 2023.

In connection with the Transaction, on November 2, 2023, we entered into the First Amendment, to permit, among other things: (a) the Transaction and the sale of certain other assets (and the proceeds of such sales will not be required to prepay the A&R Term Loans); and (b) the Company to elect, through August 31, 2025, to pay in cash accrued interest equal to the applicable SOFR plus 1.00%, with the remainder of any applicable accrued interest not paid in cash capitalized into the A&R Term Loans. The other terms of the A&R Credit Agreement will remain substantially unchanged from those prior to the First Amendment.

Compliance with the financial covenants as of September 30, 2023 and December 31, 2022 was waived pursuant to the terms of the A&R Credit Agreement and the third amendment of the Credit Agreement, respectively.
Leases

Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring from 2023 to 2033. Some of these leases contain renewal options and rent escalations. As of September 30, 2023 and December 31, 2022, our fixed leases were $32.7 million and $33.0 million, respectively, with $6.9 million and $6.3 million due in the next 12 months. For further information on our lease obligations, refer to Note 13 of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows from continuing operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net cash provided by (used in):
Operating activities	$(36,753)	$(57,997)	$21,244	(37)%
Investing activities	863	11,495	(10,632)	(92)%
Financing activities	27,258	37,072	(9,814)	(26)%
Cash Flows from Operating Activities
The decrease in net cash used in operating activities for nine months ended September 30, 2023 over the prior year comparable period was primarily due to changes in assets and liabilities that had a current period cash flow impact, such as $36.0 million of changes in working capital and $68.8 million of changes in non-cash charges, offset by a $54.0 million decrease in net loss from continuing operations. The change in assets and liabilities as compared to the prior year comparable period was primarily driven by a $16.0 million decrease in deferred revenues due to the timing of the direct-to-consumer order shipments as well as impairments and modifications of certain trademark licensing contracts, a $8.5 million increase in accounts payable due to the timing of payments, a decrease of $5.9 million in inventories, net due to reduced purchasing, a decrease of $6.1 million in prepaid expenses and other assets primarily due to a restructuring charge taken on direct-to-consumer cloud-based software in the first quarter of 2023, a $0.9 million increase in operating lease liabilities, and a $12.3 million increase in other liabilities, net, partly offset by a $5.1 million increase in accounts receivable due to the timing of royalties collections and modifications of certain trademark licensing contracts, a $0.7 million decrease in contract assets due to the impairment, modification or termination of certain trademark licensing contracts and the related $7.8 million decrease in accrued agency fees and comissions. The change in non-cash charges compared to the change in the prior year comparable period was primarily driven by a $127.6 million decrease in non-cash impairment charges, a $6.9 million decrease in stock-based compensation expense, a $6.4 million net gain on the extinguishment of debt in 2023, a $5.1 million decrease in depreciation and amortization, and a $0.5 million increase in amortization of right-of-use assets, partly offset by a $33.2 million change in fair value remeasurement charges, a $35.4 million increase in deferred income taxes, and the $5.8 million gain on sale of the Aircraft in the third quarter of 2022.
Cash Flows from Investing Activities
The decrease in net cash provided by investing activities for the nine months ended September 30, 2023 over the prior year comparable period was primarily due to $17.2 million of proceeds from the sale of the Aircraft in the prior year comparable period, partly offset by $1.0 million of proceeds from the sale of Yandy and the repayment of a related $1.3 million promissory note, and $4.3 million lower purchases of property and equipment.
Cash Flows from Financing Activities
The decrease in net cash provided by financing activities for the nine months ended September 30, 2023 over the prior year comparable period was due to $48.3 million of proceeds from the issuance of Series A Preferred Stock in the prior year comparable period, a $35.1 million increase in the repayment of long-term debt from the proceeds of our equity offerings, and $1.9 million of proceeds from the exercise of stock options in the prior year comparable period, partly offset by net proceeds of $13.9 million from our registered direct offering in January of 2023, net proceeds of $47.6 million from the issuance of common stock in our rights offering in February of 2023, and gross proceeds of $11.8 million from the Restatement in the second quarter of 2023.

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
During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2023 and December 31, 2022, we had cash of $20.0 million and $31.6 million, respectively, and restricted cash and cash equivalents of $1.9 million and $3.8 million, respectively, primarily consisting of interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term A&R Term Loans are subject to a variable interest rate based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of September 30, 2023, we have not entered into any such contracts.
As of September 30, 2023, we had outstanding debt obligations of $209.8 million, which accrued interest at a rate of 11.41% and 9.41% for Tranche A and Tranche B term loans, respectively. As of December 31, 2022, outstanding debt obligations were $201.6 million, which accrued interest at a rate of 11.01%. Based on the balance outstanding under our A&R Term Loans at September 30, 2023, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $1.1 million or $2.2 million, respectively, in any given fiscal year.

Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended September 30, 2023 and 2022, we derived approximately 55% and 59%, respectively, of our revenue from outside the United States, out of which 30% and 29%, respectively, was denominated in foreign currency. For the nine months ended September 30, 2023 and 2022, we derived approximately 56% and 60%, respectively, of our revenue from outside the United States, out of which 29% and 30%, respectively, was denominated in foreign currency. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.
There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three and nine months ended September 30, 2023, we recorded an unrealized loss of $1.2 million and $3.2 million, respectively, which is included in accumulated other comprehensive loss as of September 30, 2023. This was primarily related to the increase in the U.S. dollar against the Australian dollar during the three and nine months ended September 30, 2023.
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

Remediation Efforts

We have begun the process of, and we are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•We hired additional qualified accounting resources and outside resources to segregate key functions within our financial and information technology processes relating to security and change management controls. We expect the full remediation of certain of such systems by the end of fiscal year 2025.

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

•We implemented our warehouse management system, and continue to refine our inventory process controls to increase the level of precision. We expect the full remediation of certain of such systems by 2025.

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
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There can be no assurance that our common stock will continue to be listed on The Nasdaq Global Market (“Nasdaq”), which could limit investors’ ability to make transactions in our common stock and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is traded on Nasdaq under the symbol “PLBY”. To maintain our listing we are required to satisfy continued listing requirements, including the requirement commonly referred to as the minimum bid price rule (Nasdaq Listing Rule 5450(a)(1)). The minimum bid price rule requires that the closing bid price of our common stock be at least $1.00 per share. On November 3, 2023, we received a letter from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that based upon our common stock’s closing bid price during the previous 30 consecutive business days, we no longer satisfied the Nasdaq minimum bid price rule. The notice had no immediate effect on the listing of our common stock on Nasdaq, and we have until May 1, 2024 to regain compliance. If at any time during such 180-calendar day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide us written confirmation of compliance and the matter will be closed. If we do not regain compliance by May 1, 2024, and we apply to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, we may be eligible for an additional 180-calendar day compliance period, subject to satisfying the conditions in the applicable Nasdaq Listing Rules. However, there can be no assurance that we will be able to regain compliance with the minimum bid price rule or continue to satisfy other continued listing standards and maintain the listing of our common stock on Nasdaq. The suspension or delisting of our common stock, or the commencement of delisting proceedings, could, among other things, materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Although we may effect a reverse stock split of our issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable us to regain, or maintain, compliance with the Nasdaq minimum bid price requirement.

Any delisting determination by Nasdaq could seriously decrease or eliminate the value of an investment in our common stock and other securities linked to our common stock. While an alternative listing on an over-the-counter exchange could maintain some degree of a market in our common stock, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our common stock; reduced liquidity with respect to and decreased trading prices of our common stock; a determination that shares of our common stock are “penny stock” under the SEC rules, subjecting brokers trading our common stock to more stringent rules on disclosure and the class of investors to which the broker may sell the common stock; limited news and analyst coverage for our company, in part due to the “penny stock” rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large stockholders, strategic investors and banks.

We will need to obtain additional capital to fund our operations in the future. If we are unsuccessful in obtaining new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since becoming a public company in February 2021. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. Our unrestricted cash and cash equivalents as of September 30, 2023, of approximately $20 million, may be insufficient to allow us to fund our current operating plan through the following 12 months without additional capital. Accordingly, we may be required to obtain additional funds during the following 12 months. Additional capital may not be available at such times or amounts as needed by us.

Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible or in-kind debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity capital that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration, joint venture or licensing arrangements with third parties, we may need to relinquish rights to certain intellectual property or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business may be materially impaired, and we may be required to cease operations, curtail one or more business segments, scale back or eliminate the development of business opportunities, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our financial results.

We may not realize the expected financial benefits from our disposition of assets and/or our cost reductions, including within the anticipated timelines.

Our strategic initiatives include identifying and implementing actions designed to shift to a more capital-light business model and significantly reduce our expenses. In the second quarter of 2023, we sold our Yandy business, and on November 3, 2023, we sold our Lovers business (held by TLA). We also previously announced that we are considering the sale of certain of our art assets. Pursuant to the recent amendment of our A&R Credit Agreement, the net proceeds of such dispositions may be retained by us and used to support our remaining business. However, there can be no assurance that such proceeds will sufficiently improve our liquidity position or our operations.

We continue to review the cost structure of our businesses and additional cost rationalization. We significantly restructured our technology expenses in the first quarter of 2023, and cost-excessive and under-utilized software packages were either terminated or not renewed upon expiration of applicable agreements. However, this resulted in a restructuring charge of $4.6 million for the nine months ended September 30, 2023, excluding $0.4 million of costs related to discontinued operations. In addition, we reduced headcount within the Playboy Direct-to-Consumer business and our corporate office during fiscal 2023, resulting in a severance charge of $0.3 million and $2.8 million during the three and nine months ended September 30, 2023, respectively, and additional stock-based compensation expenses of $2.4 million due to acceleration of certain equity awards during the nine months ended September 30, 2023.

We may not be able to fully implement all asset dispositions or intended cost reduction actions or realize their benefits, including within the anticipated timeline, nor may we be able to identify and/or implement additional asset dispositions or cost reduction actions necessary to achieve positive cash flows, including potentially as a result of factors outside of our control. In addition, the implementation of these dispositions, cost reduction actions and changes to our workforce could have unintended consequences to us, including negatively impacting our sales, diversion of management attention, employee attrition beyond workforce reductions, and lower employee morale among our current employees. If we are not able to fully achieve the expected financial benefits of our asset dispositions and cost reduction actions within the anticipated timeline, we may not be able to effectively mitigate the negative impacts of the current ongoing negative macroeconomic conditions on our business, which in turn, could weaken our ability to support our ongoing operations, satisfy covenants under our Credit Agreement and otherwise meet our obligations as they become due, and further, cause management to change its assessment of our ability to continue as a going concern (refer to Note 1 in our unaudited consolidated financial statements included in this Quarterly Report for further discussion of management’s most recent assessment).

Our failure to fully realize the expected financial benefits from our asset dispositions and cost reduction actions could also lead to the implementation of additional restructuring-related activities in the future, which could exacerbate these risks or introduce new risks which could materially adversely affect our business, financial position, liquidity and results of operations.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
As of September 30, 2023, we had not repurchased any shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, which was authorized by the Board of Directors on May 14, 2022.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by the Company or officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended September 30, 2023.

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
10.1^
Stock Purchase Agreement, dated October 3, 2023, by and among LV Holding, LLC, TLA Acquisition Corp. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023)

10.2^
Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement, dated as of November 2, 2023, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2023)

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
101
The following financial information from PLBY Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)

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

PLBY GROUP, INC.

Date: November 9, 2023	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: November 9, 2023	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operation Officer (principal financial officer)