Form 10-Q/A
period 2023-06-30
PLBY Group, Inc.
filed 2024-03-13
CIK 1803914

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of March 8, 2024 was 72,643,445.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of PLBY Group, Inc. (the “Company”) for the quarter ended June 30, 2023, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2023 (the “Original Filing”).

As previously reported in the Company’s Current Report on Form 8-K filed on March 12, 2024, in connection with its completion of its year-end audit procedures for its 2023 fiscal year, the Company identified errors in accounting for the impairment of a license agreement and related commission expense reversals.

On March 11, 2024, the Audit Committee of the Board of Directors of the Company, in consultation with management of the Company and the Company’s independent registered public accounting firm, BDO USA, P.C., concluded that certain items of the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the fiscal periods ended June 30, 2023 and September 30, 2023 included in the Company’s Quarterly Reports on Form 10-Q for such periods should no longer be relied upon and that the Company needed to restate those previously issued financial statements.

See Note 1, under the caption “Restatement of Previously Issued Financial Statements”, to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A for additional information and a reconciliation of the previously reported amounts to the restated amounts.

Contemporaneously with the filing of this Form 10-Q/A, the Company is filing an amendment to its Quarterly Report on Form 10-Q as of and for the period ended September 30, 2023.

Internal Control Considerations

The Company’s management previously identified material weaknesses in its internal control over financial reporting, which were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023, and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023. For additional information about the nature of the Company’s material weaknesses which contributed to the financial statement restatement described herein, see Part I, Item 4 “Controls and Procedures”, in this Form 10-Q/A.

Items Amended in this Filing

This Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments set forth in Note 1, under the caption “Restatement of Previously Issued Financial Statements” and to make corresponding revisions to the Company’s financial data cited elsewhere in this Form 10-Q/A.

•Part I, Item 1 – Financial Statements
•Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4 – Controls and Procedures

In addition, Part II, Item 6 “Exhibits” of this Form 10-Q/A is amended, as the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its restated condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC, including those subsequent to the filing of the Original Filing.

i

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.
PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Net revenues	$35,101	$47,881	$70,304	$94,941
Costs and expenses:
Cost of sales	(9,659)	(19,545)	(31,436)	(37,531)
Selling and administrative expenses	(32,592)	(38,613)	(74,179)	(78,786)
Contingent consideration fair value remeasurement gain	75	8,641	267	27,939
Impairments	(146,240)	(3,940)	(146,240)	(6,299)
Other operating income, net	259	—	249	—
Total operating expense	(188,157)	(53,457)	(251,339)	(94,677)
Operating (loss) income	(153,056)	(5,576)	(181,035)	264
Nonoperating income (expense):
Interest expense	(5,757)	(4,083)	(10,966)	(8,133)
Gain on extinguishment of debt	7,980	—	6,133	—
Fair value remeasurement gain	9,523	1,754	6,505	1,754
Other income (expense), net	175	(347)	250	(479)
Total nonoperating income (expense)	11,921	(2,676)	1,922	(6,858)
Loss from continuing operations before income taxes	(141,135)	(8,252)	(179,113)	(6,594)
Benefit from income taxes	8,868	140	10,538	2,648
Net loss from continuing operations	(132,267)	(8,112)	(168,575)	(3,946)
Income (loss) from discontinued operations, net of tax	452	(203)	(920)	1,174
Net loss	(131,815)	(8,315)	(169,495)	(2,772)
Net loss attributable to PLBY Group, Inc.	$(131,815)	$(8,315)	$(169,495)	$(2,772)
Net loss per share from continuing operations, basic and diluted	$(1.77)	$(0.17)	$(2.41)	$(0.09)
Net income (loss) per share from discontinued operations, basic and diluted	0.01	—	(0.01)	0.03
Net loss per share, basic and diluted	$(1.76)	$(0.17)	$(2.42)	$(0.06)
Weighted-average shares outstanding, basic and diluted	74,916,379	46,604,046	70,129,055	46,258,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Net loss	$(131,815)	$(8,315)	$(169,495)	$(2,772)
Other comprehensive loss:
Foreign currency translation adjustment	(272)	(22,229)	(1,968)	(14,719)
Other comprehensive loss	(272)	(22,229)	(1,968)	(14,719)
Comprehensive loss	$(132,087)	$(30,544)	$(171,463)	$(17,491)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$34,404	$31,640
Receivables, net of allowance for credit losses	15,086	14,214
Inventories, net	14,061	20,612
Prepaid expenses and other current assets	12,604	17,221
Assets held for sale	19,311	34,910
Total current assets	95,466	118,597
Restricted cash	1,955	3,809
Property and equipment, net	14,981	13,804
Operating right of use assets	27,906	28,082
Goodwill	54,283	123,217
Other intangible assets, net	163,871	236,137
Contract assets, net of current portion	9,165	13,680
Other noncurrent assets	14,911	15,137
Total assets	$382,538	$552,463
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,752	$14,090
Accrued agency fees and commissions	5,169	7,785
Deferred revenues, current portion	6,445	10,480
Long-term debt, current portion	304	2,050
Operating lease liabilities, current portion	6,403	6,278
Other current liabilities and accrued expenses	26,764	25,106
Liabilities held for sale	15,817	27,126
Total current liabilities	73,654	92,915
Deferred revenues, net of current portion	25,166	21,406
Long-term debt, net of current portion	186,487	191,125
Deferred tax liabilities, net	15,395	25,293
Operating lease liabilities, net of current portion	26,302	26,695
Mandatorily redeemable preferred stock, at fair value	—	39,099
Other noncurrent liabilities	904	886
Total liabilities	327,908	397,419
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 0 shares were issued and outstanding as of June 30, 2023; 50,000 shares were issued and outstanding as of December 31, 2022	—	—
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 74,497,250 shares issued and 73,797,250 shares outstanding as of June 30, 2023; 47,737,699 shares issued and 47,037,699 shares outstanding as of December 31, 2022	7	5
Treasury stock, at cost, 700,000 shares as of June 30, 2023 and December 31, 2022	(4,445)	(4,445)
Additional paid-in capital	688,280	617,233
Accumulated other comprehensive loss	(26,113)	(24,145)
Accumulated deficit	(602,891)	(433,396)
Total stockholders’ equity	54,838	155,252
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$382,538	$552,463
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)
(for the period ended June 30, 2023)

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
								(As Restated)	(As Restated)
Balance at December 31, 2022	50,000	$—	47,037,699	$5	$(4,445)	$617,233	$(24,145)	$(433,396)	$155,252
Issuance of common stock in rights offering	—	—	19,561,050	2	—	47,600	—	—	47,602
Issuance of common stock in registered direct offering	—	—	6,357,341	—	—	13,890	—	—	13,890
Shares issued in connection with employee stock plans	—	—	215,145	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	5,920	—	—	5,920
Other comprehensive loss	—	—	—	—	—	—	(1,696)	—	(1,696)
Net loss	—	—	—	—	—	—	—	(37,680)	(37,680)
Balance at March 31, 2023	50,000	$—	73,174,547	$7	$(4,445)	$684,643	$(25,841)	$(471,076)	$183,288
Shares issued in connection with employee stock plans	—	—	622,703	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	3,637	—	—	3,637
Exchange of mandatorily redeemable preferred shares	(50,000)	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	—	—	—	(131,815)	(131,815)
Balance at June 30, 2023	—	$—	73,797,250	$7	$(4,445)	$688,280	$(26,113)	$(602,891)	$54,838
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

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
	(As Restated)
Cash Flows From Operating Activities
Net loss	$(169,495)	$(2,772)
Net loss from continuing operations	$(168,575)	$(3,946)
Loss from discontinued operations, net of tax	$(920)	$1,174
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,537	5,056
Stock-based compensation	8,370	11,286
Fair value measurement of liabilities	(6,772)	(29,693)
Gain on extinguishment of debt	(6,133)	—
Impairments	146,240	6,299
Inventory reserve charges	5,860	—
Amortization of right of use assets	1,676	1,907
Deferred income taxes	(9,841)	(2,831)
Other	1,093	2,610
Changes in operating assets and liabilities:
Receivables, net	(3,062)	(16,441)
Inventories	4,949	852
Contract assets	(14,947)	193
Prepaid expenses and other assets	2,353	(3,707)
Accounts payable	(1,341)	(3,816)
Accrued agency fees and commissions	(2,615)	(1,450)
Deferred revenues	14,440	(1,778)
Operating lease liabilities	(1,795)	(6,038)
Other	(90)	(3,132)
Net cash used in operating activities from continuing operations	(26,653)	(44,629)
Net cash provided by operating activities from discontinued operations	30	1,574
Net cash used in operating activities	(26,623)	(43,055)
Cash Flows From Investing Activities
Purchases of property and equipment	(752)	(4,774)
Proceeds from sale of Yandy	1,000	—
Net cash provided by (used in) investing activities - continuing operations	248	(4,774)
Net cash used in investing activities - discontinued operations	(68)	(404)
Net cash provided by (used in) investing activities	180	(5,178)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in rights offering, net	47,600	—
Proceeds from issuance of common stock in registered direct offering, net	13,890	—
Proceeds from issuance of long-term debt	11,828	—
Net proceeds from issuance of preferred stock	—	23,750
Repayment of long-term debt	(45,476)	(1,597)
Payment of financing costs	(508)	—
Proceeds from exercise of stock options	—	1,449
Settlement of the performance holdback contingent consideration	—	(151)
Net cash provided by financing activities - continuing operations	27,334	23,451
Effect of exchange rate changes on cash and cash equivalents	19	(257)
Net increase (decrease) in cash and cash equivalents and restricted cash	910	(25,039)
Balance, beginning of year	$35,449	$75,486
Balance, end of period	$36,359	$50,447
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$34,404	$44,613
Restricted cash	1,955	5,834
Total	$36,359	$50,447
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
	(As Restated)
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
Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the condensed consolidated financial statements as of and for the quarter ended June 30, 2023 included in the Form 10-Q originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2023 (the “Original Filing”), the Company identified a correction required to be made in its historical condensed consolidated financial statements and related disclosures as of and for the three and six months ended June 30, 2023. The correction relates to the accounting treatment of impairment of a license agreement and the classification of commission expense adjustments related to all contract impairments recorded during the three months ended June 30, 2023. In the Company’s Original Filing, the Company impaired a license agreement (which was ultimately terminated in the fourth quarter of 2023) and recorded impairment expense in relation thereto. Additionally, commission expense reversals related to contract impairments were recorded as an offset to the impairment expense.

Pursuant to the Company’s completion of its year-end audit procedures for its 2023 fiscal year, the Company determined that the accounting treatment of the license agreement, as described above, was incorrect. Rather than recording impairment expense of $3.2 million, the Company should have reduced its deferred revenue balance which related to the impaired license agreement. In addition, commission expense reversals of $1.2 million should have been recorded to the Company’s cost of sales, rather than offsetting its impairment expense. Additionally, tax expense was increased by $1.1 million to account for the aforementioned reversal of the impairment expense and changes in jurisdictional location of certain other impairment expenses.
The tables below set forth the condensed consolidated financial statements, including as reported, the impacts resulting from the restatement and the as restated amounts for the quarterly period ended June 30, 2023 (in thousands, except per share amounts):

	Condensed Consolidated Statement of Operations
For the three months ended June 30, 2023	As Previously Reported	Adjustments	As Restated
Cost of sales	$(10,859)	$1,200	$(9,659)
Impairments	(148,190)	1,950	(146,240)
Total operating expense	(191,307)	3,150	(188,157)
Operating loss (income)	(156,206)	3,150	(153,056)
Loss from continuing operations before income taxes	(144,285)	3,150	(141,135)
Benefit from income taxes	9,950	(1,082)	8,868
Net loss from continuing operations	(134,335)	2,068	(132,267)
Net loss	(133,883)	2,068	(131,815)
Net loss attributable to PLBY Group, Inc.	(133,883)	2,068	(131,815)
Net loss per share from continuing operations, basic and diluted	(1.79)	0.02	(1.77)
Net loss per share, basic and diluted	(1.78)	0.02	(1.76)

	Condensed Consolidated Statement of Operations
For the six months ended June 30, 2023	As Previously Reported	Adjustments	As Restated
Cost of sales	$(32,636)	$1,200	$(31,436)
Impairments	(148,190)	1,950	(146,240)
Total operating expense	(254,489)	3,150	(251,339)
Operating loss (income)	(184,185)	3,150	(181,035)
Loss from continuing operations before income taxes	(182,263)	3,150	(179,113)
Benefit from income taxes	11,620	(1,082)	10,538
Net loss from continuing operations	(170,643)	2,068	(168,575)
Net loss	(171,563)	2,068	(169,495)
Net loss attributable to PLBY Group, Inc.	(171,563)	2,068	(169,495)
Net loss per share from continuing operations, basic and diluted	(2.43)	0.02	(2.41)
Net loss per share, basic and diluted	(2.44)	0.02	(2.42)

	Condensed Consolidated Statement of Comprehensive Loss
For the three months ended June 30, 2023	As Previously Reported	Adjustments	As Restated
Net loss	$(133,883)	$2,068	$(131,815)
Comprehensive loss	(134,155)	2,068	(132,087)

	Condensed Consolidated Statement of Comprehensive Loss
For the six months ended June 30, 2023	As Previously Reported	Adjustments	As Restated
Net loss	$(171,563)	$2,068	$(169,495)
Comprehensive loss	(173,531)	2,068	(171,463)

	Condensed Consolidated Balance Sheet
As of June 30, 2023	As Previously Reported	Adjustments	As Restated
Deferred revenues, net of current portion	$28,316	$(3,150)	$25,166
Deferred tax liabilities, net	14,313	1,082	15,395
Total liabilities	329,976	(2,068)	327,908
Accumulated deficit	(604,959)	2,068	(602,891)
Total stockholders’ equity	52,770	2,068	54,838

	Condensed Consolidated Statements of Stockholders’ Equity
For the period ended June 30, 2023	As Previously Reported	Adjustments	As Restated
Net loss in both Accumulated Deficit and Total columns for the three months ended June 30, 2023	$(133,883)	$2,068	$(131,815)
Accumulated deficit ending balance	(604,959)	2,068	(602,891)
Total stockholders' equity ending balance	52,770	2,068	54,838

	Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2023	As Previously Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net loss	$(171,563)	$2,068	$(169,495)
Net loss from continuing operations	(170,643)	2,068	(168,575)
Impairments	148,190	(1,950)	146,240
Deferred income taxes	(10,923)	1,082	(9,841)
Receivables, net	(6,212)	3,150	(3,062)
Accrued agency fees and commissions	(1,415)	(1,200)	(2,615)
Deferred revenues	17,590	(3,150)	14,440
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

4. Revenue Recognition
Contract Balances
Our contract assets relate to the Trademark Licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $10.5 million and $16.2 million as of June 30, 2023 and December 31, 2022, respectively. Contract liabilities were $31.6 million and $31.9 million as of June 30, 2023 and December 31, 2022, respectively, which excludes $0.3 million of contract liabilities included in liabilities held for sale in the condensed consolidated balance sheets as of December 31, 2022. The changes in such contract balances during the six months ended June 30, 2023 primarily relate to (i) $22.1 million of revenues recognized that were included in gross contract liabilities at December 31, 2022, (ii) a $2.3 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, (iii) a $3.2 million write-down of contract liabilities due to impairment of a trademark licensing agreement, (iv) $22.0 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional, and (v) a $6.1 million decrease in contract assets primarily due to impairment of certain trademark licensing contracts and certain contract modifications and terminations.
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
Future Performance Obligations
In the second quarter of 2023, we reviewed the revenue recognition for certain of our licensees pursuant to their contract modifications and expected collectability, which resulted in the impairment charges of $8.1 million and write down of corresponding contract liabilities of $3.2 million. The decrease in revenue from such licensees was $3.1 million and $6.7 million during the three and six months ended June 30, 2023, respectively compared to the comparable prior year periods. Due to the impact of the weakening economy in China, collections have slowed, and we have been in discussions with our partners to renegotiate terms of certain agreements. Future contract modifications and collectability issues could impact the revenue recognized against our ongoing contract assets.
As of June 30, 2023, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $190.7 million, of which $183.8 million relates to Trademark Licensing, $5.3 million relates to Digital Subscriptions and Products, and $1.6 million relates to other obligations.
Unrecognized revenue of the Trademark Licensing revenue stream will be recognized over the next ten years, of which 76% will be recognized in the first five years. Unrecognized revenue of the Digital Subscriptions and Products revenue stream will be recognized over the next five years, of which 38% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
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

15. Income Taxes
The effective tax rate for the three months ended June 30, 2023 and 2022 was 6.3% and 1.7%, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was 5.9% and 40.2%, respectively. The effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, the limitations of the Internal Revenue Code Section 162(m) (“Section 162(m)”), stock compensation shortfall deductions and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three and six months ended June 30, 2022 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, Section 162(m) limitations, stock compensation windfall deductions, contingent consideration fair market value adjustment related to prior acquisitions, foreign income taxes, and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles.

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

The following table sets forth financial information by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Net revenues:
Licensing	$10,288	$15,876	$19,982	$30,437
Direct-to-Consumer	19,700	27,068	40,468	54,392
Digital Subscriptions and Content	5,112	4,694	9,850	9,434
All Other	1	243	4	678
Total	$35,101	$47,881	$70,304	$94,941
Operating (loss) income:
Licensing	$(65,131)	$10,945	$(61,564)	$20,704
Direct-to-Consumer	(75,002)	(1,231)	(90,058)	(1,716)
Digital Subscriptions and Content	1,002	(6,738)	393	(9,842)
Corporate	(13,918)	(8,783)	(29,794)	(9,485)
All Other	(7)	231	(12)	603
Total	$(153,056)	$(5,576)	$(181,035)	$264
Geographic Information
Revenue by geography is based on where the customer is located. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
United States	$14,975	$19,532	$30,634	$38,099
China	7,475	10,927	14,423	21,730
Australia	7,608	10,760	15,136	22,580
UK	2,943	3,072	5,445	6,053
Other	2,100	3,590	4,666	6,479
Total	$35,101	$47,881	$70,304	$94,941

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A, our audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2023. As used herein, “we”, “us”, “our”, the “Company” and “PLBY” refer to PLBY Group, Inc. and its subsidiaries. This Item has been revised for the effects of the restatement, as discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of the financial statements included elsewhere in this Quarterly Report on Form 10-Q/A.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains statements that are forward-looking and as such are not historical facts. These statements are based on the expectations and beliefs of the management of the Company in light of historical results and trends, current conditions and potential future developments, and are subject to a number of factors and uncertainties that could cause actual results to differ materially from forward-looking statements. These forward-looking statements include all statements other than historical fact, including, without limitation, statements regarding the financial position, capital structure, dividends, indebtedness, business strategy and plans and objectives of management for future operations of the Company. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting us will be those that we anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the impact of public health crises and epidemics on the Company’s business; (2) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (3) the risk that the Company’s completed or proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from any transactions; (4) the ability to recognize the anticipated benefits of corporate transactions, commercial collaborations, commercialization of digital assets and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the Company's ability to retain its key employees; (5) costs related to being a public company, corporate transactions, commercial collaborations and proposed transactions; (6) changes in applicable laws or regulations; (7) the possibility that the Company may be adversely affected by global hostilities, supply chain delays, inflation, interest rates, foreign currency exchange rates or other economic, business, and/or competitive factors; (8) risks relating to the uncertainty of the projected financial information of the Company, including changes in the Company's estimates of the fair value of certain of our intangible assets, including goodwill; (9) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; (10) changing demand or shopping patterns for the Company's products and services; (11) failure of licensees, suppliers or other third-parties to fulfill their obligations to the Company; (12) the Company's ability to comply with the terms of its indebtedness and other obligations; (13) changes in financing markets or the inability of the Company to obtain financing on attractive terms; and (14) other risks and uncertainties indicated in this Quarterly Report, including those under “Part II—Item 1A. Risk Factors”, and in “Part I—Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

Forward-looking statements included in this Quarterly Report speak only as of the date of this Quarterly Report or any earlier date specified for such statements. We do not undertake any obligation to update or revise any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

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

Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report titled “Risk Factors.”
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(As Restated)
Net revenues	$35,101	$47,881	$(12,780)	(27)%
Costs and expenses:	—	—
Cost of sales	(9,659)	(19,545)	9,886	(51)%
Selling and administrative expenses	(32,592)	(38,613)	6,021	(16)%
Contingent consideration fair value remeasurement gain	75	8,641	(8,566)	(99)%
Impairments	(146,240)	(3,940)	(142,300)	over 150%
Other operating income, net	259	—	259	100%
Total operating expense	(188,157)	(53,457)	(134,700)	*
Operating (loss) income	(153,056)	(5,576)	(147,480)	*
Nonoperating income (expense):
Interest expense	(5,757)	(4,083)	(1,674)	41%
Gain on extinguishment of debt	7,980	—	7,980	100%
Fair value remeasurement gain	9,523	1,754	7,769	over 150%
Other income (expense), net	175	(347)	522	*
Total nonoperating income (expense)	11,921	(2,676)	14,597	*
Loss from continuing operations before income taxes	(141,135)	(8,252)	(132,883)	*
Benefit from income taxes	8,868	140	8,728	over 150%
Net loss from continuing operations	(132,267)	(8,112)	(124,155)	*
Income (loss) from discontinued operations, net of tax	452	(203)	655	*
Net loss	(131,815)	(8,315)	(123,500)	*
Net loss attributable to PLBY Group, Inc.	$(131,815)	$(8,315)	$(123,500)	*
_________________
*Not meaningful

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(As Restated)
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(28)	(41)
Selling and administrative expenses	(93)	(81)
Contingent consideration fair value remeasurement gain	—	18
Impairments	(417)	(8)
Other operating income, net	1	—
Total operating expense	(537)	(112)
Operating (loss) income	(437)	(12)
Nonoperating income (expense):
Interest expense	(16)	(9)
Gain on extinguishment of debt	23	—
Fair value remeasurement gain	27	4
Other income (expense), net	—	(1)
Total nonoperating income (expense)	34	(6)
Loss from continuing operations before income taxes	(403)	(18)
Benefit from income taxes	25	—
Net loss from continuing operations	(378)	(18)
Income (loss) from discontinued operations, net of tax	1	—
Net loss	(377)	(18)
Net loss attributable to PLBY Group, Inc.	(377)%	(18)%

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
Cost of Sales
The decrease in cost of sales for the three months ended June 30, 2023 as compared to the prior year comparative period was primarily due to $2.8 million of less of direct-to-consumer product and shipping costs due to fewer products sold, $1.8 million less of stock-based compensation expenses, primarily related to the cancellation of independent contractor equity awards, and $5.4 million lower licensing royalties and commissions, which includes a $4.6 million reduction in commission accrual related to impairments and modifications of certain trademark licensing contracts.
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

Impairments
The increase in impairments for the three months ended June 30, 2023 as compared to the prior year comparative period was primarily due to $138.2 million of impairment charges on Playboy-branded trademarks, Honey Birdette’s trade names and goodwill recorded in the second quarter of 2023 and $8.1 million of impairment charges on a certain licensing contract, $2.6 million of higher impairment charges related to our digital assets during the three months ended June 30, 2022, due to their fair value decreasing below their carrying value, and a $1.4 million impairment of purchased intellectual property assets in the second quarter of 2022.
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

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(As Restated)
Net revenues	$70,304	$94,941	$(24,637)	(26)%
Costs and expenses:
Cost of sales	(31,436)	(37,531)	6,095	(16)%
Selling and administrative expenses	(74,179)	(78,786)	4,607	(6)%
Contingent consideration fair value remeasurement gain	267	27,939	(27,672)	(99)%
Impairments	(146,240)	(6,299)	(139,941)	over 150%
Other operating income, net	249	—	249	(100)%
Total operating expense	(251,339)	(94,677)	(156,662)	*
Operating (loss) income	(181,035)	264	(181,299)	*
Nonoperating income (expense):
Interest expense	(10,966)	(8,133)	(2,833)	35%
Gain on extinguishment of debt	6,133	—	6,133	(100)%
Fair value remeasurement gain	6,505	1,754	4,751	over 150%
Other income (expense), net	250	(479)	729	*
Total nonoperating income (expense)	1,922	(6,858)	8,780	(128)%
Loss from continuing operations before income taxes	(179,113)	(6,594)	(172,519)	*
Benefit from income taxes	10,538	2,648	7,890	over 150%
Net loss from continuing operations	(168,575)	(3,946)	(164,629)	*
Loss from discontinued operations, net of tax	(920)	1,174	(2,094)	*
Net loss	(169,495)	(2,772)	(166,723)	*
Net loss attributable to PLBY Group, Inc.	$(169,495)	$(2,772)	$(166,723)	*
_________________
*Not meaningful

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(As Restated)
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(45)	(40)
Selling and administrative expenses	(106)	(82)
Contingent consideration fair value remeasurement gain	—	29
Impairments	(208)	(7)
Other operating income, net	—	—
Total operating expense	(359)	(100)
Operating (loss) income	(259)	—
Nonoperating income (expense):
Interest expense	(16)	(8)
Gain on extinguishment of debt	9	—
Fair value remeasurement gain	9	2
Other income (expense), net	—	(1)
Total nonoperating income (expense)	2	(7)
Loss from continuing operations before income taxes	(257)	(7)
Benefit from income taxes	15	3
Net loss from continuing operations	(242)	(4)
Loss from discontinued operations, net of tax	(1)	1
Net loss	(243)	(3)
Net loss attributable to PLBY Group, Inc.	(243)%	(3)%
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
Cost of Sales
The decrease in cost of sales for the six months ended June 30, 2023 as compared to the prior year comparative period was primarily due to $5.2 million of lower direct-to-consumer product and shipping costs, as a result of fewer products sold, $2.2 million less of stock-based compensation expenses, primarily related to the cancellation of independent contractor equity awards, partly offset by a $6.2 million increase in inventory reserve charges and a $4.6 million reduction in commission accrual for certain licensing contracts.
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
Impairments
The increase in impairments for the six months ended June 30, 2023 as compared to the prior year comparative period was primarily due to impairment charges of $138.2 million on Playboy-branded trademarks, Honey Birdette’s trade names and goodwill recorded in the second quarter of 2023 and the $8.1 million impairment of a certain licensing contract, $4.9 million of higher impairment charges related to our digital assets during the six months ended June 30, 2022 as a result of their fair value decreasing below their carrying value, and the $1.4 million impairment of certain other assets in the second quarter of 2022.
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

Non-GAAP Financial Measures
In addition to our results being determined in accordance with GAAP, we believe the following non-GAAP measure is useful in evaluating our operational performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Net loss from continuing operations	$(132,267)	$(8,112)	$(168,575)	$(3,946)
Adjusted for:
Interest expense	5,757	4,083	10,966	8,133
Gain on extinguishment of debt	(7,980)	—	(6,133)	—
Benefit from income taxes	(8,868)	(140)	(10,538)	(2,648)
Depreciation and amortization	1,848	1,992	3,537	5,056
EBITDA	(141,510)	(2,177)	(170,743)	6,595
Adjusted for:
Stock-based compensation	3,151	4,747	8,370	11,286
Adjustments	1,623	1,426	4,843	2,715
Inventory reserve charges	—	—	3,637	—
Contingent consideration fair value remeasurement	(75)	(8,641)	(267)	(27,939)
Mandatorily redeemable preferred stock fair value remeasurement	(9,523)	(1,754)	(6,505)	(1,754)
Impairments	146,240	3,940	146,240	6,299
Write-down of capitalized software	—	—	4,632	—
Adjusted EBITDA	$(94)	$(2,459)	$(9,793)	$(2,798)
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
•Impairments for the three and six months ended June 30, 2023 relate primarily to the impairments of intangible assets, including goodwill, and impairments on certain of our licensing contracts.
•Impairments for the three and six months ended June 30, 2022 relate to the impairments of digital assets and purchased intellectual property assets.

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
Comparison of the Three Months Ended June 30, 2023 and 2022
The following are our results of financial performance from continuing operations by segment for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(As Restated)
Net revenues:
Licensing	$10,288	$15,876	$(5,588)	(35)%
Direct-to-Consumer	19,700	27,068	(7,368)	(27)%
Digital Subscriptions and Content	5,112	4,694	418	9%
All Other	1	243	(242)	(100)%
Total	$35,101	$47,881	$(12,780)	(27)%
Operating income (loss):
Licensing	$(65,131)	$10,945	$(76,076)	over 150%
Direct-to-Consumer	(75,002)	(1,231)	(73,771)	over 150%
Digital Subscriptions and Content	1,002	(6,738)	7,740	(115)%
Corporate	(13,918)	(8,783)	(5,135)	58%
All Other	(7)	231	(238)	(103)%
Total	$(153,056)	$(5,576)	$(147,480)	over 150%

Licensing
The decrease in net revenues for the three months ended June 30, 2023 compared to the comparable prior year period was primarily due to the decline in contractual revenue and overages from our licensees due to weaker consumer demand.
The decrease in operating income for the three months ended June 30, 2023 compared to the comparable prior year period was primarily due to $65.5 million of non-cash impairment charges on our trademarks, $4.7 million decline in licensing gross profit, $8.1 million of impairment of a certain licensing contract, and $1.3 million of costs associated with operations of the Playboy China joint venture, partly offset by a $4.6 million reduction in commission accrual related to impairments and modifications of certain trademark licensing contracts.
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
Comparison of the Six Months Ended June 30, 2023 and 2022
The following are our results of financial performance from continuing operations by segment for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(As Restated)
Net revenues:
Licensing	$19,982	$30,437	$(10,455)	(34)%
Direct-to-Consumer	40,468	54,392	(13,924)	(26)%
Digital Subscriptions and Content	9,850	9,434	416	4%
All Other	4	678	(674)	(99)%
Total	$70,304	$94,941	$(24,637)	(26)%
Operating income (loss):
Licensing	$(61,564)	$20,704	$(82,268)	over 150%
Direct-to-Consumer	(90,058)	(1,716)	(88,342)	over 150%
Digital Subscriptions and Content	393	(9,842)	10,235	(104)%
Corporate	(29,794)	(9,485)	(20,309)	over 150%
All Other	(12)	603	(615)	(102)%
Total	$(181,035)	$264	$(181,299)	over 150%
Licensing
The decrease in net revenues for the six months ended June 30, 2023 compared to the comparable prior year period was primarily due to the decline in contractual revenue and overages from our licensees due to weaker consumer demand.
The decrease in operating income for the six months ended June 30, 2023 compared to the comparable prior year period was primarily due to $65.5 million of non-cash impairment charges on our trademarks, $9.3 million decline in licensing gross profit, the $8.1 million impairment of a certain licensing contract, and $2.5 million of costs associated with the formation and operation of the Playboy China joint venture, partly offset by a $5.7 million reduction in commission accrual for certain licensing contracts.
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
On May 10, 2023, we entered into an amendment and restatement of the Credit Agreement (the “A&R Credit Agreement”) to reduce the interest rate applicable to our senior secured debt, eliminate our Series A Preferred Stock, and obtain additional covenant relief and funding. Refer to Note 10, Debt, of this Quarterly Report for additional information.
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
Leases

Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring from 2023 to 2033. Some of these leases contain renewal options and rent escalations. As of June 30, 2023 and December 31, 2022, our fixed leases were $32.7 million and $33.0 million, respectively, with $6.4 million and $6.3 million due in the next 12 months. For further information on our lease obligations, refer to Note 13 of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

Cash Flows
The following table summarizes our cash flows from continuing operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net cash provided by (used in):	(As Restated)
Operating activities	$(26,653)	$(44,629)	$17,976	(40)%
Investing activities	248	(4,774)	5,022	(105)%
Financing activities	27,334	23,451	3,883	17%

Cash Flows from Operating Activities
The decrease in net cash used in operating activities for six months ended June 30, 2023 over the prior year comparable period was primarily due to changes in assets and liabilities that had a current period cash flow impact, such as $33.2 million of changes in working capital and $149.4 million of changes in non-cash charges, offset by a $164.6 million increase in net loss from continuing operations. The change in assets and liabilities as compared to the prior year comparable period was primarily driven by a $13.4 million decrease in accounts receivable due to the timing of royalties collections and modifications of certain trademark licensing contracts, a $15.1 million decrease in contract assets due to the impairment, modification or termination of certain trademark licensing contracts, an decrease of $6.1 million in prepaid expenses and other assets primarily due to a restructuring charge taken on direct-to-consumer cloud-based software in the first quarter of 2023, an decrease of $4.1 million in inventories, net due to reduced purchasing, a $2.5 million decrease in accounts payable due to the timing of payments, and a $16.2 million decrease in deferred revenues due to the timing of the direct-to-consumer order shipments as well as impairments and modifications of certain trademark licensing contracts. The change in non-cash charges compared to the change in the prior year comparable period was primarily driven by a $139.9 million increase in non-cash impairment charges, a $22.9 million change in fair value remeasurement charges, a $5.9 million increase in inventory reserve charges, and a $6.1 million net gain on the extinguishment of debt in 2023, partly offset by a $2.9 million decrease in stock-based compensation expense.
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

Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. Such material weaknesses contributed to the restatements of our financial statements as described in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2023 and in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2023. As restated, our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A were prepared in accordance with U.S. GAAP, and our management has concluded that such restated consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
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

•We did not appropriately design and implement management review controls at a sufficient level of precision around complex accounting areas and disclosure including asset impairments, revenue contracts, income tax, digital assets, stock-based compensation and lease accounting.

•We did not appropriately design and implement controls over the existence, accuracy, completeness, valuation and cutoff of inventory.

These material weaknesses contributed to material misstatements in our consolidated financial statements for the periods presented, which have been corrected and restated herein. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

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
101
The following financial information from PLBY Group, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q/A)

101.INS
Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document (submitted electronically with this Quarterly Report on Form 10-Q/A)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (submitted electronically with this Quarterly Report on Form 10-Q/A)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q/A)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q/A)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q/A)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q/A)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
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

PLBY GROUP, INC.

Date: March 13, 2024	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: March 13, 2024	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operation Officer (principal financial officer)