Form 10-Q/A
period 2023-09-30
PLBY Group, Inc.
filed 2024-03-13
CIK 1803914

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of PLBY Group, Inc. (the “Company”) for the quarter ended September 30, 2023, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2023 (the “Original Filing”).

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

Contemporaneously with the filing of this Form 10-Q/A, the Company is filing an amendment to its Quarterly Report on Form 10-Q as of and for the period ended June 30, 2023.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.
PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Net revenues	$33,282	$45,706	$103,586	$140,647
Costs and expenses:
Cost of sales	(9,894)	(25,302)	(41,330)	(62,833)
Selling and administrative expenses	(25,514)	(34,988)	(99,693)	(113,774)
Contingent consideration fair value remeasurement gain	219	1,371	486	29,310
Impairments	(392)	(277,197)	(146,632)	(283,496)
Gain on sale of the aircraft	—	5,802	—	5,802
Other operating expense, net	(740)	—	(491)	—
Total operating expense	(36,321)	(330,314)	(287,660)	(424,991)
Operating loss	(3,039)	(284,608)	(184,074)	(284,344)
Nonoperating (expense) income:
Interest expense	(6,620)	(4,306)	(17,586)	(12,439)
(Loss) gain on extinguishment of debt	—	(220)	6,133	(220)
Fair value remeasurement gain	—	9,149	6,505	10,903
Other income (expense), net	121	(551)	621	(1,030)
Total nonoperating (expense) income	(6,499)	4,072	(4,327)	(2,786)
Loss from continuing operations before income taxes	(9,538)	(280,536)	(188,401)	(287,130)
Benefit from income taxes	1,054	43,653	11,592	46,301
Net loss from continuing operations	(8,484)	(236,883)	(176,809)	(240,829)
Income (loss) from discontinued operations, net of tax	1,319	(27,814)	149	(26,640)
Net loss	(7,165)	(264,697)	(176,660)	(267,469)
Net loss attributable to PLBY Group, Inc.	$(7,165)	$(264,697)	$(176,660)	$(267,469)
Net loss per share from continuing operations, basic and diluted	$(0.12)	$(5.05)	$(2.50)	$(5.18)
Net income (loss) per share from discontinued operations, basic and diluted	0.02	(0.60)	—	(0.58)
Net loss per share, basic and diluted	$(0.10)	$(5.65)	$(2.50)	$(5.76)
Weighted-average shares outstanding, basic and diluted	73,891,105	46,889,983	70,611,492	46,472,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Net loss	$(7,165)	$(264,697)	$(176,660)	$(267,469)
Other comprehensive loss:
Foreign currency translation adjustment	(1,182)	(10,321)	(3,150)	(25,040)
Other comprehensive loss	(1,182)	(10,321)	(3,150)	(25,040)
Comprehensive loss	$(8,347)	$(275,018)	$(179,810)	$(292,509)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$20,028	$31,640
Receivables, net of allowance for credit losses	5,396	14,214
Inventories, net	13,997	20,612
Prepaid expenses and other current assets	15,141	17,221
Assets held for sale	19,533	34,910
Total current assets	74,095	118,597
Restricted cash	1,940	3,809
Property and equipment, net	14,942	13,804
Operating right-of-use assets	28,123	28,082
Goodwill	53,720	123,217
Other intangible assets, net	163,329	236,137
Contract assets, net of current portion	9,070	13,680
Other noncurrent assets	14,552	15,137
Total assets	$359,771	$552,463
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,055	$14,090
Accrued agency fees and commissions	1,199	7,785
Deferred revenues, current portion	6,432	10,480
Long-term debt, current portion	304	2,050
Operating lease liabilities, current portion	6,906	6,278
Other current liabilities and accrued expenses	25,420	25,106
Liabilities held for sale	15,491	27,126
Total current liabilities	72,807	92,915
Deferred revenues, net of current portion	11,133	21,406
Long-term debt, net of current portion	187,905	191,125
Deferred tax liabilities, net	13,517	25,293
Operating lease liabilities, net of current portion	25,790	26,695
Mandatorily redeemable preferred stock, at fair value	—	39,099
Other noncurrent liabilities	1,036	886
Total liabilities	312,188	397,419
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 0 shares were issued and outstanding as of September 30, 2023; 50,000 shares were issued and outstanding as of December 31, 2022	—	—
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 74,603,404 shares issued and 73,903,404 shares outstanding as of September 30, 2023; 47,737,699 shares issued and 47,037,699 shares outstanding as of December 31, 2022	7	5
Treasury stock, at cost, 700,000 shares as of September 30, 2023 and December 31, 2022	(4,445)	(4,445)
Additional paid-in capital	689,580	617,233
Accumulated other comprehensive loss	(27,295)	(24,145)
Accumulated deficit	(610,056)	(433,396)
Total stockholders’ equity	47,791	155,252
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$359,771	$552,463
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2023
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
								(As Restated)	(As Restated)
Balance at June 30, 2023	—	$—	73,797,250	$7	$(4,445)	$688,280	$(26,113)	$(602,891)	$54,838
Shares issued in connection with equity incentive plans	—	—	106,154	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	1,300	—	—	1,300
Other comprehensive loss	—	—	—	—	—	—	(1,182)	—	(1,182)
Net loss	—	—	—	—	—	—	—	(7,165)	(7,165)
Balance at September 30, 2023	—	$—	73,903,404	$7	$(4,445)	$689,580	$(27,295)	$(610,056)	$47,791

	Three Months Ended September 30, 2022
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2022	25,000	$—	45,621,763	$4	$(4,445)	$601,237	$(18,444)	$(158,464)	$419,888
Shares issued in connection with options exercise, net exercised	—	—	142,021	—	—	476	—	—	476
Shares issued in connection with equity incentive plans	—	—	15,029	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Shares issued in connection with preferred shares agreement	25,000	—	—	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	5,295	—	—	5,295
Other comprehensive loss	—	—	—	—	—	—	(10,321)	—	(10,321)
Net loss	—	—	—	—	—	—	—	(264,697)	(264,697)
Balance at September 30, 2022	50,000	$—	45,782,125	$4	$(4,445)	$607,008	$(28,765)	$(423,161)	$150,641

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2023
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
								(As Restated)	(As Restated)
Balance at December 31, 2022	50,000	$—	47,037,699	$5	$(4,445)	$617,233	$(24,145)	$(433,396)	$155,252
Issuance of common stock in rights offering	—	—	19,561,050	2	—	47,600	—	—	47,602
Issuance of common stock in registered direct offering	—	—	6,357,341	—	—	13,890	—	—	13,890
Exchange of mandatorily redeemable preferred shares	(50,000)	—	—	—	—	—	—	—	—
Shares issued in connection with equity incentive plans	—	—	944,002	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	10,857	—	—	10,857
Other comprehensive loss	—	—	—	—	—	—	(3,150)	—	(3,150)
Net loss	—	—	—	—	—	—	—	(176,660)	(176,660)
Balance at September 30, 2023	—	$—	73,903,404	$7	$(4,445)	$689,580	$(27,295)	$(610,056)	$47,791

	Nine Months Ended September 30, 2022
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2021	—	$—	42,296,121	$4	$(4,445)	$586,349	$(3,725)	$(155,692)	$422,491
Shares issued in connection with options exercise, net exercised	—	—	495,052	—	—	1,925	—	—	1,925
Shares issued in connection with equity incentive plans	—	—	2,506,860	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	27,599	—	—	—	—	—	—
Shares issued in connection with asset purchase	—	—	103,570	—	—	1,333	—	—	1,333
Shares issued in connection with preferred shares agreement	50,000	—	—	—	—	—	—	—	—
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	—	—	352,923	—	—	260	—	—	260
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	17,141	—	—	17,141
Other comprehensive loss	—	—	—	—	—	—	(25,040)	—	(25,040)
Net loss	—	—	—	—	—	—	—	(267,469)	(267,469)
Balance at September 30, 2022	50,000	$—	45,782,125	$4	$(4,445)	$607,008	$(28,765)	$(423,161)	$150,641
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
	(As Restated)
Cash Flows From Operating Activities
Net loss	$(176,660)	$(267,469)
Net loss from continuing operations	$(176,809)	$(240,829)
Income (loss) from discontinued operations, net of tax	$149	$(26,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,332	10,444
Stock-based compensation	8,910	15,829
Fair value measurement of liabilities	(6,991)	(40,213)
(Gain) loss on extinguishment of debt	(6,133)	220
Gain on sale of aircraft	—	(5,802)
Impairments	146,632	283,496
Inventory reserve charges	6,084	5,902
Amortization of right-of-use assets	5,873	5,357
Deferred income taxes	(11,721)	(48,567)
Other	1,271	(883)
Changes in operating assets and liabilities:
Receivables, net	7,563	1,226
Inventories	3,194	(2,752)
Contract assets	(83)	665
Prepaid expenses and other assets	(922)	(6,982)
Accounts payable	3,038	(5,424)
Accrued agency fees and commissions	(6,601)	3,425
Deferred revenues	(14,402)	(18,948)
Operating lease liabilities	(4,326)	(5,244)
Other	3,338	(8,917)
Net cash used in operating activities from continuing operations	(36,753)	(57,997)
Net cash (used in) provided by operating activities from discontinued operations	(4,616)	1,063
Net cash used in operating activities	(41,369)	(56,934)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,437)	(5,701)
Proceeds from promissory note repayment	1,300	—
Proceeds from sale of aircraft	—	17,196
Proceeds from sale of Yandy	1,000	—
Net cash provided by investing activities - continuing operations	863	11,495
Net cash used in investing activities - discontinued operations	(97)	(404)
Net cash provided by investing activities	766	11,091
Cash Flows From Financing Activities
Proceeds from issuance of common stock in rights offering, net	47,600	—
Proceeds from issuance of common stock in registered direct offering, net	13,890	—
Proceeds from issuance of long-term debt	11,828	—
Net proceeds from issuance of preferred stock	—	48,250
Repayment of long-term debt	(45,552)	(10,452)
Payment of financing costs	(508)	(2,500)
Proceeds from exercise of stock options	—	1,925
Settlement of the performance holdback contingent consideration	—	(151)
Net cash provided by financing activities - continuing operations	27,258	37,072
Effect of exchange rate changes on cash and cash equivalents	(136)	(1,139)
Net decrease in cash and cash equivalents and restricted cash	(13,481)	(9,910)
Balance, beginning of year	$35,449	$75,486
Balance, end of period	$21,968	$65,576
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$20,028	$60,062
Restricted cash	1,940	5,514
Total	$21,968	$65,576
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
	(As Restated)
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
Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the condensed consolidated financial statements as of and for the quarter ended September 30, 2023 included in the Original Filing, the Company identified a correction required to be made in its historical condensed consolidated financial statements and related disclosures as of and for the three and nine months ended September 30, 2023. The correction relates to the accounting treatment of impairment of a license agreement and the classification of commission expense adjustments related to all contract impairments recorded during the three and nine months ended September 30, 2023. In the Company’s Original Filing, the Company impaired a license agreement (which was ultimately terminated in the fourth quarter of 2023) and recorded impairment expense in relation thereto. Additionally, commission expense reversals related to contract impairments were recorded as an offset to the impairment expense.
Pursuant to the Company’s completion of its year-end audit procedures for its 2023 fiscal year, the Company determined that the accounting treatment of the license agreement, as described above, was incorrect. Rather than recording impairment expense of $8.3 million and $11.4 million for the three and nine months ended September 30, 2023, respectively, the Company should have reduced its deferred revenue balance which related to the impaired license agreement. In addition, commission expense reversals of $1.0 million and $2.2 million should have been recorded to the Company’s cost of sales for the three and nine months ended September 30, 2023, respectively, rather than offsetting its impairment expense. Additionally, tax expense was increased by $0.4 million and $1.5 million for the three and nine months ended September 30, 2023, respectively, to account for the aforementioned reversal of the impairment expense and changes in jurisdictional location of certain other impairment expenses.
The tables below set forth the condensed consolidated financial statements, including as reported, the impacts resulting from the restatement and the as restated amounts for the quarterly period ended September 30, 2023 (in thousands, except per share amounts):

	Condensed Consolidated Statement of Operations
For the three months ended September 30, 2023	As Previously Reported	Adjustments	As Restated
Cost of sales	$(10,909)	$1,015	$(9,894)
Impairments	(7,674)	7,282	(392)
Total operating expense	(44,618)	8,297	(36,321)
Operating loss	(11,336)	8,297	(3,039)
Loss from continuing operations before income taxes	(17,835)	8,297	(9,538)
Benefit from income taxes	1,442	(388)	1,054
Net loss from continuing operations	(16,393)	7,909	(8,484)
Net loss	(15,074)	7,909	(7,165)
Net loss attributable to PLBY Group, Inc.	(15,074)	7,909	(7,165)
Net loss per share from continuing operations, basic and diluted	(0.22)	0.10	(0.12)
Net loss per share, basic and diluted	(0.20)	0.10	(0.10)

	Condensed Consolidated Statement of Operations
For the nine months ended September 30, 2023	As Previously Reported	Adjustments	As Restated
Cost of sales	$(43,545)	$2,215	$(41,330)
Impairments	(155,864)	9,232	(146,632)
Total operating expense	(299,107)	11,447	(287,660)
Operating loss	(195,521)	11,447	(184,074)
Loss from continuing operations before income taxes	(199,848)	11,447	(188,401)
Benefit from income taxes	13,062	(1,470)	11,592
Net loss from continuing operations	(186,786)	9,977	(176,809)
Net loss	(186,637)	9,977	(176,660)
Net loss attributable to PLBY Group, Inc.	(186,637)	9,977	(176,660)
Net loss per share from continuing operations, basic and diluted	(2.65)	0.15	(2.50)
Net loss per share, basic and diluted	(2.65)	0.15	(2.50)

	Condensed Consolidated Statement of Comprehensive Loss
For the three months ended September 30, 2023	As Previously Reported	Adjustments	As Restated
Net loss	$(15,074)	$7,909	$(7,165)
Comprehensive loss	(16,256)	7,909	(8,347)

	Condensed Consolidated Statement of Comprehensive Loss
For the nine months ended September 30, 2023	As Previously Reported	Adjustments	As Restated
Net loss	$(186,637)	$9,977	$(176,660)
Comprehensive loss	(189,787)	9,977	(179,810)

	Condensed Consolidated Balance Sheet
As of September 30, 2023	As Previously Reported	Adjustments	As Restated
Deferred revenues, net of current portion	$22,580	$(11,447)	$11,133
Deferred tax liabilities, net	12,047	1,470	13,517
Total liabilities	322,165	(9,977)	312,188
Accumulated deficit	(620,033)	9,977	(610,056)
Total stockholders’ equity	37,814	9,977	47,791

	Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended September 30, 2023	As Previously Reported	Adjustments	As Restated
Accumulated deficit beginning balance	$(604,959)	$2,068	$(602,891)
Total stockholders' equity beginning balance	52,770	2,068	54,838
Net loss in both Accumulated Deficit and Total columns	(15,074)	7,909	(7,165)
Accumulated deficit ending balance	(620,033)	9,977	(610,056)
Total stockholders' equity ending balance	37,814	9,977	47,791

	Condensed Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30, 2023	As Previously Reported	Adjustments	As Restated
Net loss in both Accumulated Deficit and Total columns	$(186,637)	$9,977	$(176,660)
Accumulated deficit ending balance	(620,033)	9,977	(610,056)
Total stockholders' equity ending balance	37,814	9,977	47,791

	Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2023	As Previously Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net loss	$(186,637)	$9,977	$(176,660)
Net loss from continuing operations	(186,786)	9,977	(176,809)
Impairments	155,864	(9,232)	146,632
Deferred income taxes	(13,191)	1,470	(11,721)
Receivables, net	(3,884)	11,447	7,563
Accrued agency fees and commissions	(4,386)	(2,215)	(6,601)
Deferred revenues	(2,955)	(11,447)	(14,402)
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

Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of September 30, 2023, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of September 30, 2023 and our results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The interim condensed consolidated results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the U.S. Securities and Exchange Commission on March 16, 2023.
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
Liquidity Assessment and Management’s Plans
Our revenues, results of operations and cash flows have been materially adversely impacted by negative macroeconomic factors beginning in the second quarter of 2022 and continuing through 2023. The persistently challenging macroeconomic and retail environments, including reduced consumer spending and increased price sensitivity in discretionary categories, has significantly impacted our licensees’ performance. Our net revenues from continuing operations for the three and nine months ended September 30, 2023 decreased by $12.4 million and $37.1 million, compared to the three and nine months ended September 30, 2022, respectively, and this decline, coupled with investments into our creator platform, drove our impairment charge, operating loss and net loss. For the three and nine months ended September 30, 2023, we reported a net operating loss from continuing operations of $3.0 million and $184.1 million, respectively, and negative operating cash flows from continuing operations of $36.8 million for the nine months ended September 30, 2023. As of September 30, 2023, we had approximately $20.0 million in unrestricted cash and cash equivalents.

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

Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, our non-financial instruments, which primarily consist of goodwill, intangible assets, including digital assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. Recognized losses related to the impairment of our digital assets during the three and nine months ended September 30, 2023 were immaterial, and the fair value of our digital assets was immaterial as of September 30, 2023. Recognized losses related to the impairment of our digital assets during the three months ended September 30, 2022 were immaterial. During the nine months ended September 30, 2022 we recognized $4.9 million of losses related to the impairment of our digital assets, which had a fair value of $0.3 million as of December 31, 2022. Fair value of digital assets held is predominantly based on Level 1 inputs.
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

4. Revenue Recognition
Contract Balances
Our contract assets relate to our Trademark Licensing revenue stream, where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract assets were $10.4 million and $16.2 million as of September 30, 2023 and December 31, 2022, respectively. Contract liabilities were $17.6 million and $31.9 million as of September 30, 2023 and December 31, 2022, respectively, which excludes $0.3 million of contract liabilities included in liabilities held for sale in the condensed consolidated balance sheets as of December 31, 2022. The changes in such contract balances during the nine months ended September 30, 2023 primarily relate to (i) $31.5 million of revenues recognized that were included in gross contract liabilities at December 31, 2022, (ii) a $2.7 million increase in contract liabilities due to cash received in advance or consideration to which we are entitled remaining in the net contract liability balance at period-end, (iii) a $11.4 million write-down of contract liabilities due to impairment of a trademark licensing agreement, (iv) $25.1 million of contract assets reclassified into accounts receivable as the result of rights to consideration becoming unconditional, and (v) a $6.6 million decrease in contract assets primarily due to impairment of certain trademark licensing contracts and certain contract modifications and terminations.
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
Future Performance Obligations
In the third quarter of 2023, we further updated the revenue recognition for certain of our licensees pursuant to their contract modifications and expected collectability, which resulted in impairment charges of $0.4 million and a write-down of corresponding contract liabilities of $8.3 million. For the nine months ended September 30, 2023, impairments of assets attributable to licensing contracts were $8.5 million, and a write-down of corresponding contract liabilities of $11.4 million. The decrease in revenue from such licensees was $4.0 million and $10.7 million during the three and nine months ended September 30, 2023, respectively, compared to the comparable prior year periods. Due to challenging economic conditions in China, collections from certain Chinese licensees there have slowed significantly. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets.
As of September 30, 2023, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $176.4 million, of which $169.6 million relates to Trademark Licensing, with $146.2 million attributable to long-term licenses with Chinese licensees, $5.2 million relates to Digital Subscriptions and Products, and $1.6 million relates to other obligations. In October 2023, we terminated licensing agreements with certain Chinese licensees, which comprised $142.7 million of the unrecognized Trademark Licensing revenue under our long-term contracts as of September 30, 2023. Revenue recognized in connection with the contracts that were subsequently terminated was $6.1 million and $19.9 million during the three and nine months ended September 30, 2023, respectively.
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

As a result of the amendment and restatement of the Credit Agreement (the “Restatement”) in the second quarter of 2023, we recorded $8.0 million of gain for partial debt extinguishment and capitalized an additional $21.0 million of debt discount while deferring and continuing to amortize an existing discount of $2.6 million, which will be amortized over the remaining term of our senior secured debt and recorded in interest expense in our condensed consolidated statements of operations. As a result of the Restatement, fees of $0.3 million were expensed as incurred and $0.4 million of debt issuance costs were capitalized in the second quarter of 2023.

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

15. Income Taxes

The effective tax rate for the three months ended September 30, 2023 and 2022 was 11.1% and 15.6%, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 6.2% and 16.1%, respectively. The effective tax rate for the three and nine months ended September 30, 2023 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, the limitations of the Internal Revenue Code Section 162(m) (“Section 162(m)”), stock compensation shortfall deductions and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles, and the effective tax rate for the nine months ended September 30, 2023 was also impacted by the impairment of intangible assets. The effective tax rate for the three and nine months ended September 30, 2022 differed from the U.S. statutory federal income tax rate of 21% primarily due to impairment of intangible assets, foreign withholding taxes, Section 162(m) limitations, stock compensation windfall deductions, contingent consideration fair market value adjustment related to prior acquisitions, foreign income taxes, and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite-lived intangibles.

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

The following table sets forth financial information by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Net revenues:
Licensing	$10,931	$14,908	$30,913	$45,345
Direct-to-Consumer	17,145	26,090	57,613	80,482
Digital Subscriptions and Content	5,206	4,666	15,056	14,100
All Other	—	42	4	720
Total	$33,282	$45,706	$103,586	$140,647
Operating (loss) income:
Licensing	$9,346	$(105,403)	$(52,218)	$(84,699)
Direct-to-Consumer	(1,614)	(164,852)	(91,672)	(166,568)
Digital Subscriptions and Content	(1,884)	(3,013)	(1,491)	(12,855)
Corporate	(8,887)	(11,405)	(38,681)	(20,890)
All Other	—	65	(12)	668
Total	$(3,039)	$(284,608)	$(184,074)	$(284,344)

Geographic Information
Revenue by geography is based on where the customer is located. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
United States	$14,932	$18,847	$45,566	$56,946
China	6,544	10,656	20,967	32,386
Australia	7,727	10,556	22,863	33,136
UK	2,279	3,097	7,724	9,150
Other	1,800	2,550	6,466	9,029
Total	$33,282	$45,706	$103,586	$140,647

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022 and the related notes thereto included in Part I, Item 1 of this Quarterly Report, our audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2023. As used herein, “we”, “us”, “our”, the “Company” and “PLBY” refer to PLBY Group, Inc. and its subsidiaries. This Item has been revised for the effects of the restatement, as discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of the financial statements included elsewhere in this Quarterly Report on Form 10-Q/A.
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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting us will be those that we anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (2) the risk that the Company’s completed or proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from any transactions; (3) the ability to recognize the anticipated benefits of corporate transactions, commercial collaborations, commercialization of digital assets, cost reduction initiatives and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the Company's ability to retain its key employees; (4) costs related to being a public company, corporate transactions, commercial collaborations and proposed transactions; (5) changes in applicable laws or regulations; (6) the possibility that the Company may be adversely affected by global hostilities, supply chain delays, inflation, interest rates, foreign currency exchange rates or other economic, business, and/or competitive factors; (7) risks relating to the uncertainty of the projected financial information of the Company, including changes in the Company's estimates of cash flows and the fair value of certain of our intangible assets, including goodwill; (8) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; (9) changing demand or shopping patterns for the Company’s products and services; (10) failure of licensees, suppliers or other third-parties to fulfill their obligations to the Company; (11) the Company’s ability to comply with the terms of its indebtedness and other obligations; (12) changes in financing markets or the inability of the Company to obtain financing on attractive terms; and (13) other risks and uncertainties indicated in this Quarterly Report, including those under “Part II—Item 1A. Risk Factors”, and in “Part I—Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

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
China Licensing Revenues

Our licensing revenues from China (including Hong Kong) as a percentage of our total revenues, excluding revenues from discontinued operations, were 20% and 23% for the three months ended September 30, 2023 and 2022, respectively, and 20% and 23% for the nine months ended September 30, 2023 and 2022, respectively. Due to challenging economic conditions in China, collections from certain of our Chinese licensees have slowed significantly, and we have been in discussions with our partners to renegotiate terms of certain agreements. In October 2023, we terminated licensing agreements with certain Chinese licensees, which comprised $142.7 million of the unrecognized Trademark Licensing revenue under our long-term contracts as of September 30, 2023. Revenue recognized in connection with such contracts that were subsequently terminated was $6.1 million and $19.9 million during the three and nine months ended September 30, 2023, respectively. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets. At the end of the first quarter of 2023, we entered into a joint venture (“Playboy China”) with Charactopia Licensing Limited, the brand management unit of Fung Group, which operates the Playboy consumer products business in mainland China, Hong Kong and Macau. Playboy China is intended to build on Playboy’s current roster of licensees and online storefronts and to expand into new product categories with new licensees.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(As Restated)
Net revenues	$33,282	$45,706	$(12,424)	(27)%
Costs and expenses:	—	—
Cost of sales	(9,894)	(25,302)	15,408	(61)%
Selling and administrative expenses	(25,514)	(34,988)	9,474	(27)%
Contingent consideration fair value remeasurement gain	219	1,371	(1,152)	(84)%
Impairments	(392)	(277,197)	276,805	(100)%
Gain on sale of the aircraft	—	5,802	(5,802)	(100)%
Other operating expense, net	(740)	—	(740)	100%
Total operating expense	(36,321)	(330,314)	293,993	(89)%
Operating loss	(3,039)	(284,608)	281,569	(99)%
Nonoperating (expense) income:
Interest expense	(6,620)	(4,306)	(2,314)	54%
Loss on extinguishment of debt	—	(220)	220	100%
Fair value remeasurement gain	—	9,149	(9,149)	(100)%
Other income (expense), net	121	(551)	672	(122)%
Total nonoperating (expense) income	(6,499)	4,072	(10,571)	(260)%
Loss from continuing operations before income taxes	(9,538)	(280,536)	270,998	(97)%
Benefit from income taxes	1,054	43,653	(42,599)	(98)%
Net loss from continuing operations	(8,484)	(236,883)	228,399	(96)%
Income (loss) from discontinued operations, net of tax	1,319	(27,814)	29,133	(105)%
Net loss	(7,165)	(264,697)	257,532	(97)%
Net loss attributable to PLBY Group, Inc.	$(7,165)	$(264,697)	$257,532	(97)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2023	2022
	(As Restated)
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(30)	(55)
Selling and administrative expenses	(77)	(77)
Contingent consideration fair value remeasurement gain	1	3
Impairments	(1)	(606)
Gain on sale of the aircraft	—	13
Other operating expense, net	(2)	—
Total operating expense	(109)	(722)
Operating loss	(9)	(622)
Nonoperating (expense) income:
Interest expense	(20)	(9)
Loss on extinguishment of debt	—	—
Fair value remeasurement gain	—	20
Other income (expense), net	—	(1)
Total nonoperating (expense) income	(20)	10
Loss from continuing operations before income taxes	(29)	(612)
Benefit from income taxes	3	96
Net loss from continuing operations	(26)	(516)
Income (loss) from discontinued operations, net of tax	4	(61)
Net loss	(22)	(577)
Net loss attributable to PLBY Group, Inc.	(22)%	(577)%

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
Cost of Sales
The decrease in cost of sales for the three months ended September 30, 2023 as compared to the prior year comparative period was primarily due to a $5.4 million decrease in product costs due to lower revenue, $0.3 million less of stock-based compensation expenses, primarily related to the cancellation of independent contractor equity awards, $3.2 million lower inventory reserve charges, $0.6 million lower outside consulting expense, and $5.8 million lower licensing royalties and commissions.
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
Impairments
The decrease in impairments for the three months ended September 30, 2023 as compared to the prior year comparative period was primarily due to $276.2 million of impairment charges on Playboy-branded trademarks, Honey Birdette’s trade names and goodwill recorded in the prior year comparative period, as well as a $1.1 million impairment of other assets in the prior year comparative period, partly offset by $0.4 million of impairment charges on certain licensing contracts in the current period.
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

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(As Restated)
Net revenues	$103,586	$140,647	$(37,061)	(26)%
Costs and expenses:
Cost of sales	(41,330)	(62,833)	21,503	(34)%
Selling and administrative expenses	(99,693)	(113,774)	14,081	(12)%
Contingent consideration fair value remeasurement gain	486	29,310	(28,824)	(98)%
Impairments	(146,632)	(283,496)	136,864	(48)%
Gain on sale of the aircraft	—	5,802	(5,802)	(100)%
Other operating expense, net	(491)	—	(491)	(100)%
Total operating expense	(287,660)	(424,991)	137,331	(32)%
Operating loss	(184,074)	(284,344)	100,270	(35)%
Nonoperating (expense) income:
Interest expense	(17,586)	(12,439)	(5,147)	41%
Gain (loss) on extinguishment of debt	6,133	(220)	6,353	(100)%
Fair value remeasurement gain	6,505	10,903	(4,398)	(40)%
Other income (expense), net	621	(1,030)	1,651	(160)%
Total nonoperating expense	(4,327)	(2,786)	(1,541)	55%
Loss from continuing operations before income taxes	(188,401)	(287,130)	98,729	(34)%
Benefit from income taxes	11,592	46,301	(34,709)	(75)%
Net loss from continuing operations	(176,809)	(240,829)	64,020	(27)%
Income (loss) from discontinued operations, net of tax	149	(26,640)	26,789	(101)%
Net loss	(176,660)	(267,469)	90,809	(34)%
Net loss attributable to PLBY Group, Inc.	$(176,660)	$(267,469)	$90,809	(34)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(As Restated)
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(40)	(45)
Selling and administrative expenses	(96)	(81)
Contingent consideration fair value remeasurement gain	—	21
Impairments	(142)	(202)
Gain on sale of the aircraft	—	4
Other operating expense, net	—	—
Total operating expense	(278)	(303)
Operating loss	(178)	(203)
Nonoperating (expense) income:
Interest expense	(17)	(9)
Gain (loss) on extinguishment of debt	6	—
Fair value remeasurement gain	6	8
Other income (expense), net	1	(1)
Total nonoperating expense	(4)	(2)
Loss from continuing operations before income taxes	(182)	(205)
Benefit from income taxes	11	33
Net loss from continuing operations	(171)	(172)
Loss from discontinued operations, net of tax	—	(19)
Net loss	(171)	(191)
Net loss attributable to PLBY Group, Inc.	(171)%	(191)%
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
Cost of Sales
The decrease in cost of sales for the nine months ended September 30, 2023 as compared to the prior year comparative period was primarily due to a $9.5 million decrease in product costs due to lower revenue, $1.0 million of lower direct-to-consumer shipping and fulfillment costs as a result of fewer products sold, a $10.1 million decrease in licensing royalties and commissions, $2.5 million less of stock-based compensation expenses, primarily related to the cancellation of independent contractor equity awards, and $2.2 million lower outside consulting expense, partly offset by a $3.0 million increase in inventory reserve charges.
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
Impairments
The decrease in impairments for the nine months ended September 30, 2023 as compared to the prior year comparative period was primarily due to lower impairment charges of $138.0 million on Playboy-branded trademarks, Honey Birdette’s trade names and goodwill, $4.9 million of higher impairment charges related to our digital assets during the nine months ended September 30, 2022 as a result of their fair value decreasing below their carrying value, and the $2.4 million impairment of certain other assets in the second quarter of 2022, partly offset by $8.5 million in impairments of certain licensing contracts.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Net loss from continuing operations	$(8,484)	$(236,883)	$(176,809)	$(240,829)
Adjusted for:
Interest expense	6,620	4,306	17,586	12,439
Loss (gain) on extinguishment of debt	—	220	(6,133)	220
Benefit from income taxes	(1,054)	(43,653)	(11,592)	(46,301)
Depreciation and amortization	1,795	5,388	5,332	10,444
EBITDA	(1,123)	(270,622)	(171,616)	(264,027)
Adjusted for:
Stock-based compensation	540	4,543	8,910	15,829
Adjustments	1,531	6,145	6,374	8,860
Inventory reserve charges	—	—	3,637	—
Gain on sale of the aircraft	—	(5,802)	—	(5,802)
Contingent consideration fair value remeasurement	(219)	(1,371)	(486)	(29,310)
Mandatorily redeemable preferred stock fair value remeasurement	—	(9,149)	(6,505)	(10,903)
Impairments	392	277,197	146,632	283,496
Write-down of capitalized software	—	—	4,632	—
Adjusted EBITDA	$1,121	$941	$(8,422)	$(1,857)
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
Comparison of the Three Months Ended September 30, 2023 and 2022
The following are our results of financial performance from continuing operations by segment for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(As Restated)
Net revenues:
Licensing	$10,931	$14,908	$(3,977)	(27)%
Direct-to-Consumer	17,145	26,090	(8,945)	(34)%
Digital Subscriptions and Content	5,206	4,666	540	12%
All Other	—	42	(42)	(100)%
Total	$33,282	$45,706	$(12,424)	(27)%
Operating income (loss):
Licensing	$9,346	$(105,403)	$114,749	(109)%
Direct-to-Consumer	(1,614)	(164,852)	163,238	(99)%
Digital Subscriptions and Content	(1,884)	(3,013)	1,129	(37)%
Corporate	(8,887)	(11,405)	2,518	(22)%
All Other	—	65	(65)	(100)%
Total	$(3,039)	$(284,608)	$281,569	(99)%

Licensing
The decrease in net revenues for the three months ended September 30, 2023 compared to the comparable prior year period was primarily due to the decline in contractual revenue and overages from our licensees due to weaker consumer demand.
The decrease in operating loss for the three months ended September 30, 2023 compared to the comparable prior year period was primarily due to $116.0 million of non-cash impairment charges on our trademarks in the prior year comparative period, and a $1.0 million increase in licensing gross profit, partly offset by the $0.4 million impairment of certain licensing contracts, a $1.0 million increase in legal fees and special projects, and $1.0 million of costs associated with operations of the Playboy China joint venture.
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
Corporate
The decrease in corporate expenses for the three months ended September 30, 2023 compared to the comparable prior year period was primarily due to lower stock-based compensation of $4.1 million, the elimination of $1.4 million in aircraft costs after the sale of the Aircraft in the third quarter of 2022, the $1.1 million impairment of certain assets in the prior year comparative period, $0.6 million lower severance costs, and lower professional services costs of $1.0 million, partly offset by the $5.8 million gain on the sale of the Aircraft in the prior year comparable period, and $0.9 million less in non-cash contingent liabilities fair value remeasurement gain relating to our 2021 acquisitions.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following are our results of financial performance from continuing operations by segment for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(As Restated)
Net revenues:
Licensing	$30,913	$45,345	$(14,432)	(32)%
Direct-to-Consumer	57,613	80,482	(22,869)	(28)%
Digital Subscriptions and Content	15,056	14,100	956	7%
All Other	4	720	(716)	(99)%
Total	$103,586	$140,647	$(37,061)	(26)%
Operating income (loss):
Licensing	$(52,218)	$(84,699)	$32,481	(38)%
Direct-to-Consumer	(91,672)	(166,568)	74,896	(45)%
Digital Subscriptions and Content	(1,491)	(12,855)	11,364	(88)%
Corporate	(38,681)	(20,890)	(17,791)	85%
All Other	(12)	668	(680)	(102)%
Total	$(184,074)	$(284,344)	$100,270	(35)%
Licensing
The decrease in net revenues for the nine months ended September 30, 2023 compared to the comparable prior year period was primarily due to the decline in contractual revenue and overages from our licensees due to weaker consumer demand.
The decrease in operating loss for the nine months ended September 30, 2023 compared to the comparable prior year period was primarily due to $50.5 million lower non-cash impairment charges on our trademarks, partly offset by a $4.9 million decline in licensing gross profit, the $8.5 million impairment of certain licensing contracts, $2.7 million of costs associated with the formation and operation of the Playboy China joint venture, and a $2.8 million increase in legal fees and special projects.

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
Due to challenging economic conditions in China, collections from certain of our Chinese licensees have slowed significantly, and we have been in discussions with our licensing partners to renegotiate terms of certain agreements. In October 2023, we terminated licensing agreements with certain Chinese licensees, which comprised $142.7 million of the unrecognized Trademark Licensing revenue under our long-term contracts as of September 30, 2023. Revenue recognized in connection with such contracts that were subsequently terminated was $6.1 million and $19.9 million during the three and nine months ended September 30, 2023, respectively. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets.
Since going public, we have yet to generate operating income from our core business operations and have incurred significant accumulated losses of $184.1 million for the nine months ended September 30, 2023. We expect to continue to incur operating losses for the foreseeable future.
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

As a result of the amendment and restatement of the Credit Agreement (the “Restatement”) in the second quarter of 2023, we recorded $8.0 million of gain for partial debt extinguishment and capitalized an additional $21.0 million of debt discount while deferring and continuing to amortize an existing discount of $2.6 million, which will be amortized over the remaining term of our senior secured debt and recorded in interest expense in our condensed consolidated statements of operations. As a result of the Restatement, fees of $0.3 million were expensed as incurred and $0.4 million of debt issuance costs were capitalized in the second quarter of 2023.

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

Cash Flows
The following table summarizes our cash flows from continuing operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net cash provided by (used in):	As Restated
Operating activities	$(36,753)	$(57,997)	$21,244	(37)%
Investing activities	863	11,495	(10,632)	(92)%
Financing activities	27,258	37,072	(9,814)	(26)%
Cash Flows from Operating Activities
The decrease in net cash used in operating activities for nine months ended September 30, 2023 over the prior year comparable period was primarily due to changes in assets and liabilities that had a current period cash flow impact, such as $33.8 million of changes in working capital and $76.5 million of changes in non-cash charges, offset by a $64.0 million decrease in net loss from continuing operations. The change in assets and liabilities as compared to the prior year comparable period was primarily driven by a $4.5 million decrease in deferred revenues due to the timing of the direct-to-consumer order shipments as well as impairments and modifications of certain trademark licensing contracts, a $8.5 million increase in accounts payable due to the timing of payments, a decrease of $5.9 million in inventories, net due to reduced purchasing, a decrease of $6.1 million in prepaid expenses and other assets primarily due to a restructuring charge taken on direct-to-consumer cloud-based software in the first quarter of 2023, a $0.9 million increase in operating lease liabilities, and a $12.3 million increase in other liabilities, net, partly offset by a $6.3 million decrease in accounts receivable due to the timing of royalties collections and modifications of certain trademark licensing contracts, a $0.7 million decrease in contract assets due to the impairment, modification or termination of certain trademark licensing contracts and the related $10.0 million decrease in accrued agency fees and commissions. The change in non-cash charges compared to the change in the prior year comparable period was primarily driven by a $136.9 million decrease in non-cash impairment charges, a $6.9 million decrease in stock-based compensation expense, a $6.4 million net gain on the extinguishment of debt in 2023, a $5.1 million decrease in depreciation and amortization, and a $0.5 million increase in amortization of right-of-use assets, partly offset by a $33.2 million change in fair value remeasurement charges, a $36.8 million increase in deferred income taxes, and the $5.8 million gain on sale of the Aircraft in the third quarter of 2022.
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
101
The following financial information from PLBY Group, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q/A)

101.INS
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