Form 10-K
period 2023-12-31
PLBY Group, Inc.
filed 2024-03-29
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $84 million based upon the closing price reported for such date on the Nasdaq Global Market. As of March 22, 2024, there were 72,643,445 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. These statements are based on the expectations and beliefs of the management of PLBY Group, Inc. (the “Company”, “PLBY”, “we”, “us”, or “our”) in light of historical results and trends, current conditions and potential future developments, and are subject to a number of factors and uncertainties that could cause actual results to differ materially from forward-looking statements. These forward-looking statements include all statements other than historical fact, including statements about our future performance and opportunities; benefits of acquisitions and corporate transactions; statements of the plans, strategies and objectives of management for future operations; and statements regarding future economic conditions or performance. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, and include the assumptions that underlie such statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies and/or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (2) the risk that the Company’s completed or proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from any transactions; (3) the ability to recognize the anticipated benefits of corporate transactions, commercial collaborations, commercialization of digital assets, cost reduction initiatives and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the Company’s ability to retain its key employees; (4) costs related to being a public company, corporate transactions, commercial collaborations and proposed transactions; (5) changes in applicable laws or regulations; (6) the possibility that the Company may be adversely affected by global hostilities, supply chain delays, inflation, interest rates, foreign currency exchange rates or other economic, business, and/or competitive factors; (7) risks relating to the uncertainty of the projected financial information of the Company, including changes in the Company’s estimates of cash flows and the fair value of certain of its intangible assets, including goodwill; (8) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; (9) changing demand or shopping patterns for the Company’s products and services; (10) failure of licensees, suppliers or other third-parties to fulfill their obligations to the Company; (11) the Company’s ability to comply with the terms of its indebtedness and other obligations; (12) changes in financing markets or the inability of the Company to obtain financing on attractive terms; and (13) other risks and uncertainties indicated in this Annual Report on Form 10-K, including those under “Item 1A. Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company cautions that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

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

PART I
Item 1. Business
Unless otherwise indicated or the context otherwise requires, references to the “Company”, “PLBY”, “we”, “us”, “our” and other similar terms refer to PLBY Group, Inc. and its consolidated subsidiaries.
Overview
We are a pleasure and leisure company. We provide consumers around the world with products, content and experiences that help them lead happier, healthier and more fulfilling lives. Our flagship consumer brand, Playboy, is one of the most recognizable brands in the world, with products and content available in approximately 180 countries.

Our mission—to create a culture where all people can pursue pleasure—builds upon seven decades of creating groundbreaking media and hospitality experiences and fighting for cultural progress rooted in the core values of equality, freedom of expression and the idea that pleasure is a fundamental human right. We seek to build the leading pleasure and leisure lifestyle platform for all people around the world.
For the fiscal years ended December 31, 2023 and 2022, our consolidated revenue was $143.0 million and $185.5 million, respectively, and our consolidated net loss was $180.4 million and $277.7 million, respectively. Our consolidated net loss for the year ended December 31, 2023 was largely driven by non-cash asset impairment charges of $154.9 million related to the write-down of intangible assets, including goodwill, and impairment of certain of our licensing contracts during the year of 2023.
Our Products & Services
Our products and content delivery services connect consumers to a lifestyle of pleasure and leisure. Our offerings help consumers around the world look good, feel good and enjoy their lives. Our offerings are focused on four areas:

•Style and Apparel includes a variety of apparel and accessories products for men and women globally, including one of the leading licensed lifestyle brands worldwide, featuring high profile brand collaborations with fashion and streetwear brands such as PacSun, OVO, PSD, Culture Kings, Miss Papp and Lids, which are available to consumers in the United States and in a variety of international markets. Our style and apparel offerings build on seven decades of standing for free expression and a rich archive of heritage intellectual property assets.

•Digital Entertainment and Lifestyle is a category that encompasses all the ways we stand for sophisticated, fun and leisure-filled living. Our content creator platform on playboy.com (“Playboy Club”) lets customers interact directly with influencers and other creators that generate their own array of content. Playboy programming distributed through various websites and domestic and international TV providers offers on-demand entertainment. Our spirits joint venture, Playboy Spirits, offers premium spirits under the Rare Hare brand and ready-to-drink cocktails under the Play Hard brand, and shop.playboy.com also sells a variety of Playboy-branded goods. Collaborations with strategic partners in the nightlife, hospitality, and digital casino and online gaming industries and the metaverse allow our customers to further experience the Playboy lifestyle in-person and from their electronic devices.

•Sexual Wellness encompasses products, content and experiences that enable a state of physical, emotional, mental, and social sexual health and fulfillment. Offerings include products that enhance sexual experience and help to improve sexual health. Our sexual wellness offerings include lingerie, bedroom accessories, intimacy products and other adult products.

•Beauty and Grooming builds on our long role serving as a platform for beauty and the brand’s commercial success in the fragrance category. Today, we approach this category through the lens of confidence, providing our consumers with products and content that inspire body positivity and creative expression. With strong adjacency to Sexual Wellness, Beauty and Grooming offerings include skincare, haircare, bath and body, grooming, cosmetics and fragrance. These offerings are primarily delivered by our strategic licensing partners, and some products are offered for resale on shop.playboy.com.

Each of the foregoing categories represent very large and growing markets, providing us with significant opportunities for growth from the increased sales of our current products and content, as well as through the introduction of new products and content within these categories.
Our Business Segments
We generate revenue through the sales of our products and content services to consumers around the world. We employ multiple business models, including brand licensing, direct-to-consumer and third-party retail sales, and digital sales and subscriptions, to help maximize the value of our assets and promote long-term revenue and profitability growth. We report on our business operations in three segments:

•Direct-to-Consumer, through our owned-and-operated e-commerce platform, retail stores and sales of our proprietary products through third-party retailers;

•Licensing, including licensing our brand to third parties for products, services, venues, online gaming and events; and
•Digital Subscriptions and Content, including revenues generated from the sales of creator offerings to consumers through the Playboy Club, and the sale of subscriptions to Playboy programming, which is distributed through various channels, including websites and domestic and international TV.
Direct-to-Consumer

In 2022, our owned and operated digital commerce retail platforms included playboy.com, honeybirdette.com and Honey Birdette retail stores, yandy.com, and loversstores.com and Lovers retail stores. In April 2023, we sold our Yandy business, and in November 2023, we sold our Lovers business. We also licensed operation of our Playboy retail platform as of July 2023. We manage the inventory and shipping for our owned digital and retail commerce channels through a combination of our own warehouse and fulfillment centers and through third-party logistics centers, providing a flexible and scalable base from which to continue the expansion of our direct-to-consumer sales platform model.
During the year ended December 31, 2023, our Direct-to-Consumer segment contributed $78.0 million in revenue and $98.9 million in operating loss, of which $72.6 million was due to non-cash impairment charges on certain of our intangible assets, including goodwill. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations--Key Factors and Trends Affecting Our Business”, for additional matters that affect our consumer products business, including seasonality.

Licensing
We license the Playboy name, Rabbit Head Design, and other trademarks and related properties to partners around the world. Our licensing agreements permit licensees the right to use certain Playboy trademarks for certain categories of products in certain territories for a fee, which is typically a royalty calculated as a percentage of net revenue from wholesale and/or retail sales of such products, subject to an annual, bi-annual or quarterly minimum royalty payment. In addition, we license the sale of certain proprietary products by third parties across major retailers in certain markets. Creative Artists Agency, a brand agency with significant global reach and infrastructure, acts as our exclusive licensing agent for the Playboy brand trademarks and intellectual property for consumer products in a broad range of categories in most of the world.

Our top five active license agreements range from three to six years in length and generated approximately $7.0 million of revenue for the year ended December 31, 2023, excluding $25.3 million of revenue from terminated licensing agreements. As of December 31, 2023, our licensing contracts included future royalty guarantee payments of approximately $41.5 million through 2031, assuming no renewals or modifications of such contracts. This represents a significant drop from prior years, due to challenging economic conditions in China in 2023, which resulted in reduced collections from Chinese licensees, the termination of certain licensing agreements and the impairment of corresponding assets. In October 2023, we terminated licensing agreements with certain Chinese licensees due to ongoing, uncured breaches of their licenses, which comprised $152.2 million of unrecognized licensing revenue under our long-term contracts as of the termination date and resulted in a decrease in licensing revenue of $16.6 million in 2023. See Note 4, Revenue Recognition, for further information. We are working to replace terminated licensees, including through our China JV (as defined below).
In 2023, we also entered into a joint venture, Playboy China Limited (the “China JV”), with Charactopia Licensing Limited, a Fung Retailing brand management company, representing many global brands in China, to jointly own and operate the Playboy licensed business in China (including Hong Kong and Macau). The China JV is working to reinvigorate our China-market Playboy apparel business, including online and offline retail strategies, product design and assortment, and brand marketing to its multi-generational audience.
During the year ended December 31, 2023, our Licensing segment contributed $44.3 million in revenue and $46.9 million in operating loss, which was due to $71.3 million of non-cash impairment charges on Playboy-branded trademarks in the second half of 2023.
Digital Subscriptions and Content
Our Digital Subscriptions and Content today comprise the Playboy Club, our creator-led platform on playboy.com, and Playboy’s adult content offerings, including playboyplus.com and playboy.tv. In addition, Playboy TV is offered through leading MSOs (multiple-system operators) around the globe, including U.S. MSOs DIRECTV, Comcast, Dish, Charter, Cox, Altice, and Mediacom. Pursuant to its agreements with the MSOs, Playboy provides programs for Playboy TV and typically receives a royalty based on the numbers of subscribers to the service.

During the year ended December 31, 2023, our Digital Subscriptions and Content segment contributed $20.7 million in revenue and $2.4 million of operating loss.
Our Strategy
We aim to build the leading pleasure and leisure lifestyle platform for all people around the world. In 2021 and 2022, we expanded our licensing categories, and developed our digital capabilities, including launching our creator platform, which has become the Playboy Club. In 2023, we began pursuing a commercial strategy that relies on a more capital-light model focused on revenue streams with higher margin, lower working capital requirements and higher growth potential. We intend to do this by leveraging our flagship Playboy brand to attract best-in-class strategic partners and scale the Playboy Club with creators who embody Playboy’s aspirational lifestyle.

We are refocusing on two key growth pillars. First, strategically expanding our licensing business in key categories and territories. Our China JV is intended to reinvigorate our China-market Playboy apparel business through expanding Playboy’s reach and online storefronts by adding new licensees. In the U.S., we will continue to use our licensing business as a marketing tool and brand builder, in particular through our high-end designer collaborations and our large-scale partnerships. Second, investing in our Playboy digital platform as we return to our roots as a place to see and be seen for creators and up-and-coming cultural influencers. The Playboy Club, which is dedicated to creative freedom, artistic expression and sex positivity, is the cornerstone of our digital strategy. Creators’ fans can subscribe or pay to view exclusive content, message with Playboy creators directly, and receive special access to their daily lives. Top creators earn special opportunities throughout the Playboy ecosystem including Playboy photo shoots, fashion design collaborations and the opportunity to serve as Playboy brand ambassadors.
Our Competition
We operate in the consumer goods space across a variety of different industries and face competition from broad direct-to-consumer platforms such as Amazon and Douyin, as well as brands and retailers that are more targeted to particular markets. In the men’s apparel space in China, we compete with other leading men’s apparel brands such as Semir, Bosideng and Metersbonwe and such global brands as Levi’s, Lacoste and Jack & Jones, which we have also collaborated with in the China market. As we have shifted to a more capital-light business model, we signed new license agreements for e-commerce, lingerie, underwear and costumes. Such licensed Playboy-branded products and our Honey Birdette brand compete with Skims, Fleur du Mal, Victoria’s Secret, Fashion Nova and other brands and retailers. Our Playboy-branded collection of toys (under license in the sexual wellness category in North America and Europe), Playboy condoms in Mexico, and Playboy fragrances (pursuant to a global license with broad distribution across Europe, the Americas and southeast Asia) compete with sexual wellness e-commerce platforms and brick and mortar retail chains, such as Lovehoney and Adam & Eve.

Our licensed digital products and games compete with other real-money and social casino-style games available in the iOS and Android app stores, while our venues licensing partner that operates award-winning beer gardens and clubs across India competes with other premium hospitality venues. Our proprietary digital content and services compete with social media sites, creator-led platforms, distributors of paid and free adult content, and providers of digital art and collectibles.

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
From 1973 to 2011, Playboy’s stock was publicly traded on the New York Stock Exchange. In 2011, an affiliate of Rizvi Traverse Management, LLC (which, together with its affiliates, is our largest stockholder), successfully completed a transaction that resulted in Playboy becoming a private company again and further reorganized the Playboy corporate structure. Playboy Enterprises, Inc. (“Playboy”) became the Playboy organization’s top-level corporate operating entity.
On February 10, 2021, pursuant to an Agreement and Plan of Merger, dated as of September 30, 2020 (the “Merger Agreement”), Playboy consummated a merger transaction with a wholly-owned subsidiary of a special purpose acquisition company, Mountain Crest Acquisition Corp (“MCAC”), as a result of which Playboy survived the merger as a wholly-owned subsidiary of MCAC (the “Business Combination”). The publicly traded parent company, MCAC, changed its name to “PLBY Group, Inc.” upon consummation of the Business Combination.

Over the past several years, we have undertaken a process of transforming and streamlining our business model to transition Playboy’s primary business from a print and digital media entity, generating advertising and sponsorship revenues, to our primarily commerce business which markets consumer products and digital content. Following a series of acquisitions from 2019 through 2021, including the August 2021 acquisition of the luxury lingerie brand Honey Birdette and the October 2021 acquisition of a content creator platform which has since been redeveloped into the new Playboy Club, we made the business decision to pursue a commercial strategy that relies on a more capital-light business model focused on revenue streams with higher margin, lower working capital requirements and higher growth potential. Accordingly, in 2023, we entered into the China JV in March, sold our Yandy business (an online retailer of lingerie, dresses, costumes and accessories) in April, licensed operation of our Playboy e-commerce platform in July and sold our Lovers business (an online and brick-and-mortar sexual wellness chain) in November.
Our Team
We seek to recruit, retain, and incentivize highly talented existing and future employees. We believe that creating a respectful and inclusive environment where team members can be themselves and be supported is critical to attracting, developing and retaining talent. A set of fundamental values guide our thinking and actions both inside the company and as we pursue our mission through our interaction with our consumers and our partners around the world. We created these values with the goals of holding ourselves accountable, preserving what is special about Playboy, and inspiring and guiding ourselves to move forward as we grow and take on new challenges. We believe staying true to these values will drive the long-term value we create in consumers’ lives.

Our Employees

As of December 31, 2023, we had a total of 628 employees, of whom 249 were full-time and full-time-equivalent employees and 379 were part-time employees. None of our employees are represented by a labor union. Our team values support our employee relations, which we believe to be positive and productive. We promote the well-being of our employees through programs and benefits that support physical health, financial security and good morale.
Our Values

Do You (But Do No Harm). We’re authentic to who we are. We say what we mean, and we mean what we say. We create a safe and encouraging environment for others to do the same, bringing their authentic selves forward. We welcome and value varying perspectives and opinions, and we assume the best intentions. We celebrate and bring out the best in each other. We pay attention to others’ discomfort. We respect boundaries. We fiercely believe that our diversity positions us for greater success and impact in the world.
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
Stay Playful. We are a fun team and though we often deal with heavy subject matter, we recognize the importance of a playful spirit and a positive outlook. We realize that we are a work in progress, and that we won’t always get it right the first time. We pride ourselves in being able to pick ourselves up, be positive about our mistakes (while learning from them) and move forward. We celebrate creativity and the importance of trying new things out. We know how to have a good time and we understand boundaries. We celebrate each other. We value our time both in and out of work.

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
•the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar anti-bribery and anti- kickback laws and regulations that generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business; and
•federal, state and foreign anticorruption, data protection, privacy, consumer protection, content regulation and other laws and regulations, including without limitation, the General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act (the “CCPA”).
Our failure to comply with applicable laws and regulations could adversely affect the Company. See “Item 1A. Risk Factors” for additional information regarding regulatory risks to the Company.

Intellectual Property
We own various trademarks, copyrights and software comprising our intellectual property holdings, including, without limitation, the “Playboy” name, the “RABBIT HEAD DESIGN” logo and the “Honey Birdette” name.
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
Available Information
We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains a website that contains our periodic reports, proxy and information statements and other information regarding us that we file electronically with the SEC. The SEC’s website is located at http://www.sec.gov.
Our website is www.plbygroup.com. We make available, free of charge, on our investor relations website, www.plbygroup.com/investors, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We may use our website to disclose material information and comply with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. Such disclosures are provided on our website at www.plbygroup.com, including under its “Events and Presentations” and “Press Releases” sections, among others. Accordingly, investors should monitor this portion of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this report.

Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.
Summary of Risk Factors
We have in the past been adversely affected by certain of, and may in the future be materially and adversely affected by, the following risks:
•our ability to maintain the value and reputation of the Playboy brand;
•operating in highly competitive industries;
•our ability to anticipate changes in the market for our products and services and rapidly adapt;
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
•potential systems failures or network access challenges and our exposure to cybersecurity and data privacy risks;
•compliance with payment processor requirements and government regulations;
•interest rate risk that could cause our debt service obligations to increase significantly;
•foreign exchange rate and other operational risks related to the significant portion of our business outside the U.S.;
•challenges relating to operations and expansion outside of the U.S.;
•litigation expenses and potential adverse results;
•the costs to the Company and management’s time needed to comply with public company requirements;
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
•the demand for our products and services;
•changing global economic conditions and standards, including with respect to international trade tensions;
•our ability to manage the various licensing and selling models in our operations;

•the concentration of a substantial portion of our licensing revenue with a limited number of licensees and retail partners;
•supply chain risk to us and our licensees;
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
•challenges in growing our Playboy Club business, including through the sale of digital memberships;
•our ability to identify, fund investment in and commercially exploit new technology;
•shifts in consumer behavior as a result of technological innovations and changes in the distribution and consumption of content;
•our ability to meet the listing requirements to be listed on the Nasdaq Stock Market and maintain the listing of our securities in the future;
•the limited liquidity, significant volatility and potential for further dilution of our common stock; and
•our need for additional capital, and constraints to obtaining it, to fund future operations.
Risks Related to Our Business and Industry
Our success depends on our ability to maintain the value and reputation of the Playboy brand.
Our success depends on the value and reputation of the Playboy brand. The Playboy name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality product and customer experience.
We rely on social media, as one of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand and reputation could be adversely affected if our public image were to be tarnished by negative publicity, which could be amplified by social media, if we fail to deliver innovative and high-quality products and experiences acceptable to our customers, or if we face or mishandle a product recall or customer complaints.
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
The consumer products, licensing, digital entertainment and creator content platform markets in which we operate are highly competitive. The ability of our businesses to compete in each of these industries successfully depends on a number of factors, including our ability to consistently supply high quality and popular products and content, adapt to new technologies and distribution platforms, maintain our brand reputation and produce new and successful products and content. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations. Additionally, many of our competitors, including apparel and personal goods brand licensors and retailers, large entertainment and media enterprises and well-established social media and other creator content platforms have greater technical, operational, financial and human resources than we do. We cannot assure you that we can remain competitive with companies that have greater resources or that offer alternative product, entertainment or content offerings.

The market for our physical and digital products is changing rapidly, and unless we are able to anticipate these changes and rapidly adapt, we will lose market share.
Our strategy to grow our online and “brick and mortar” retail businesses depends on many factors, including, among others, our ability to develop and maintain effective e-commerce platforms, enter into advantageous licenses, identify desirable store locations, negotiate acceptable lease terms, hire, train and retain a reliable workforce of sales, distribution and other operational personnel, successfully integrate stores into our existing control structure, enterprise systems and operations, including our information technology systems, and coordinate well with our digital platforms, licensees and wholesale customers to minimize the competition within our sales channels. Should we expand into new geographic areas, we will need to successfully identify and satisfy the consumer preferences in those areas. In addition, we will need to address competitive, merchandising, marketing, distribution and other challenges encountered in connection with any expansion. Finally, we cannot ensure that our Playboy Club, e-commerce platforms, strategic partnerships or physical stores will be well received and achieve intended net sales or profitability levels. If any of our consumer products, licensing or digital businesses fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business overall may be adversely impacted and we may incur significant costs associated with such business.

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
Unless we are able to effectively modify our business model to compete with the products offered through physical and online retailers and content offered digitally on the Internet or elsewhere, our market share, revenues and profits from such offerings could decrease. Although we are currently developing new products, entering into new licenses and growing our content creator platform, no assurance can be given that we will remain competitive in the industries we compete in. Our future success will depend, in part, on our ability to adapt to rapidly changing technologies, to enhance existing product offerings and to develop and introduce a variety of new products, strategic partnerships and content to address changing demands of our consumers.
If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights, our ability to compete could be negatively impacted.
Our intellectual property rights, particularly our trademarks in the Playboy name and Rabbit Head Design, are valuable assets of our business and are critical to our success, growth potential and competitive position. Although certain of the intellectual property we use is registered in the U.S. and in many foreign countries, there can be no assurances with respect to the continuation of such intellectual property rights, including our ability to further register, use or defend key current or future trademarks. Further, applicable law may provide only limited and uncertain protection, particularly in emerging markets, such as China.
Furthermore, we may not apply for, or we may be unable to obtain, intellectual property protection for certain aspects of our business. Third parties have in the past, and could in the future, bring infringement, invalidity, co-inventorship, re-examination, opposition or similar claims with respect to our current or future intellectual property. Any such claims, whether or not successful, could be costly to defend, may not be sufficiently covered by any indemnification provisions to which we are party, divert management’s attention and resources, damage our reputation and brands, and adversely impact our business, prospects, financial condition, results of operations or cash flows, as well as the trading price of our securities.
In addition, third parties may distribute and sell counterfeit (or gray market) versions of our products, which may be inferior or pose safety risks and could confuse consumers or customers, which could cause them to refrain from purchasing our brands in the future or otherwise damage our reputation. The presence of counterfeit versions of our products in the market and of prestige products in mass distribution channels could also dilute the value of our brands, force us and our distributors to compete with heavily discounted products, cause us to be in breach of contract (including license agreements), impact our compliance with distribution and competition laws in jurisdictions including the E.U. and China, or otherwise have a negative impact on our reputation and business, prospects, financial condition or results of operations.
In order to protect or enforce our intellectual property and other proprietary rights, we may initiate litigation or other proceedings against third parties, such as infringement suits, opposition proceedings or interference proceedings. Any lawsuits or proceedings that we initiate could be expensive, take significant time and divert management’s attention from other business concerns, adversely impact customer relations and we may not be successful. Litigation and other proceedings may also put our intellectual property at risk of being invalidated or interpreted narrowly. The occurrence of any of these events may have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows, as well as the trading price of our securities.

Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property of third parties.
Our commercial success depends in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties. However, we cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. Moreover, past or future acquisition targets and other businesses in which we may make strategic investments are often smaller or younger companies with less robust intellectual property clearance practices, and we may face challenges on the use of their trademarks and other proprietary rights.
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
Our business includes providing adult-oriented, sexually explicit and provocative content and products worldwide. Many people regard such business as unwholesome. Various national and local governments, along with religious and children’s advocacy groups, consistently propose and enact legislation to restrict the provision of, access to, and content of such entertainment. These groups also often file lawsuits against providers of adult products and content, encourage boycotts against such providers and mount negative publicity campaigns. In this regard, some of our distribution outlets have from time-to-time been the target of groups who seek to limit the availability of our products because of their content. We expect to continue to be subject to these activities.
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
In addition, some investors, banks, market makers, lenders and others in the investment community may refuse to participate in the market for our common stock, financings or other financial activities due to the nature of our adult business. These refusals may negatively impact our business, the value of our common stock and our opportunities to attract market support.
Companies providing products and services on which we rely have refused, and may refuse in the future, to do business with us because some of our products contain adult content.
Some companies that provide products and services we need may be concerned that associating with us could lead to their becoming the target of negative publicity campaigns by public interest groups and boycotts of their products and services. As a result of these concerns, these companies may be reluctant to enter into or continue business relationships with us. For example, we have not been able to open or maintain accounts with certain banks because of the adult nature of some of our business. There can be no assurance that we will be able to maintain our existing business relationships with the companies, domestic or international, that currently provide us with services and products. Our inability to maintain such business relationships, or to find replacement service providers, could materially adversely affect our business, financial condition and results of operations. We could be forced to enter into business arrangements on terms less favorable to us than we might otherwise obtain, which could lead to our doing business with less competitive terms, higher transaction costs and more inefficient operations than if we were able to maintain such business relationships or find replacement service providers.
If we are unable to advertise on certain platforms because of our brand or products, our revenue could be adversely impacted.
Some companies that operate websites and offline media, including search engines and social media platforms, on which we would like to advertise our products and services, and provide direct purchasing capabilities, have been, and may continue to be, reluctant or unwilling to allow such advertising due to the adult nature of certain of our products and services and the history of our brand. Our inability to access or advertise on such platforms has made, and could continue to make, it more difficult for us to reach a broad audience, which could limit sales of our products and services, and reduce the value of our brand. Our existing competitors, as well as potential new competitors, may not face such obstacles and be able to undertake more extensive marketing campaigns and reach a broader consumer base, making it more difficult for us to compete with them with similar products.

We have experienced, and may continue to experience, seasonality in our revenues, which may result in volatility in our financial results.
While we receive revenue throughout the year, our businesses have experienced, and may continue to experience, seasonality. For example, our licensing business has historically experienced higher receipts in its first and third fiscal quarters due to the licensing fee structure in our licensing agreements, which typically require advance payment of such fees during those quarters, but such payments can be subject to variations, extensions or delays. Our direct-to-consumer business has historically experienced higher sales in the fourth quarter due to the end-of-year holiday season, but changing market conditions and demand could affect such sales. To the extent that we continue to experience seasonality, or there are material changes in our seasonal business and revenues, such factors may result in volatility in our financial results.
We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which could have an adverse impact on our business.

Since becoming a public company, ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis has been, and will continue to be, costly and a time-consuming effort. In addition, the rapid changes in our operations and corporate structure have created a need for additional resources within the accounting and finance functions in order to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Our management is also required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements might not be prevented or detected on a timely basis, as occurred with certain of our interim consolidated financial statements in 2023, which were then restated and corrected in amended Quarterly Reports on Form 10-Q prior to the filing of this Annual Report on Form 10-K. As described in Item 9A of this Annual Report on Form 10-K, there were several material weaknesses identified in our internal control over financial reporting.

We are working to remediate our material weaknesses as soon as practicable. Our remediation plan, which is continuing to be developed, can only be accomplished over time, and these initiatives may not accomplish their intended effects. Failure to maintain our internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis or result in misstatements. Likewise, if our financial statements are not filed on a timely basis, we could be subject to regulatory actions, legal proceedings or investigations by Nasdaq, the SEC or other regulatory authorities, which could result in a material adverse effect on our business and/or we may not be able to maintain compliance with certain of our agreements. Ineffective internal controls could also cause investors to lose confidence in our financial reporting, which could have a negative effect on our stock price, business strategies and ability to raise capital.

Even after the remediation of our material weaknesses, our management does not expect that our internal controls will ever prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. No evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the business will have been detected.
Our use of certain tax attributes may be limited.

We had significant net operating losses (“NOLs”) as of December 31, 2023. In the U.S. we had $328.0 million of federal NOLs available to carry forward to future periods, of which $182.3 million will expire between 2028 and 2037, and we had $137.8 million of state and local NOLs available to carry forward to future periods, of which $8.0 million can be carried forward indefinitely. In Australia, we also have $11.4 million of NOLs available to carry forward indefinitely. The statute of limitations for tax years 2018 and forward remains open to examination by the major U.S. taxing jurisdictions to which we are subject. The statute of limitations for tax year 2017 and forward remain open to examination in Australia. In addition, due to NOL carryforward provisions, tax authorities continue to have the ability to adjust the amount of our carryforward. Furthermore, as discussed below, the limitations on the use of NOLs under Internal Revenue Code Section 382 could affect our ability to use NOLs to offset future taxable income.

The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, changed the rules governing U.S. federal NOL carryforwards. For federal NOL carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limited a taxpayer’s ability to utilize such carryforwards to 80% of taxable income, which can be carried forward indefinitely, but carryback is generally prohibited. Federal NOL carryforwards generated by us before January 1, 2018 will continue to have a twenty-year carryforward period and will not be subject to the taxable income limitation.

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

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our offering and adversely affect our operating results.

We collect and remit U.S. sales tax and foreign value-added tax (“VAT”) in a number of jurisdictions. It is possible, however, that we could face sales tax or VAT audits and that our liability for these taxes could exceed our estimates as state and foreign taxing authorities could still assert that we are obligated to collect additional tax amounts from our paying customers and remit those taxes to those authorities. We could also be subject to audits in states and foreign jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales tax, VAT or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes and VAT could result in substantial tax liabilities for past sales or services, discourage customers from subscribing to certain of our services, or otherwise have a material adverse effect on our business, financial condition and results of operations.

Each jurisdiction has its own rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In addition, the application of federal, state, local and foreign tax laws to services provided electronically may be unclear with respect to certain services or products and is a continually evolving tax area. Most jurisdictions have considered or adopted laws that impose tax collection obligations on out-of-jurisdiction companies. Countries and states where we have nexus may require us to calculate, collect, and remit sales tax, use tax, VAT or other taxes on sales in their jurisdiction. Additionally, the Supreme Court of the U.S. ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We may be obligated to collect and remit sales and use taxes in states where we have not collected and remitted sales and use taxes. A successful assertion by one or more jurisdictions requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest.
The imposition by tax authorities of sales tax collection obligations on out-of-jurisdiction sellers could also create additional administrative burdens for us, put us at a perceived competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business and operating results.
Our digital operations are subject to systems failures and disruptions.
The uninterrupted performance of our computer systems is critical to the operations of our websites. Certain of our computer systems are located on-site and others are at external third-party sites, and, as such, may be vulnerable to fire, loss of power, telecommunications failures, cybersecurity breaches and other similar catastrophes. In addition, we may have to restrict access to our websites to solve problems caused by computer viruses, cyberattacks or other system failures. Our customers may become dissatisfied by any disruption, breach or failure of our computer systems that interrupts our ability to provide our content or products. Repeated system failures could substantially impair our operations, reduce the attractiveness of our websites and/or interfere with commercial transactions, negatively affecting our ability to generate revenues. Our websites must accommodate a high volume of traffic and transactions and deliver regularly updated content. Our computer systems have, on occasion, been subject to interference by external parties and our websites have, on occasion, experienced slow response times and network failures. While none of these types of occurrences has to date materially interrupted our operations or ability to generate revenue, such occurrences could in the future cause material disruptions to our businesses. We are also subject to risks from failures in computer systems other than our own because our customers depend on their own Internet service providers for access to our sites. Our revenues could be negatively affected by outages or other difficulties we or our customers experience in accessing our computer systems and websites due to disruptions of our systems or websites or external system failures that could impair customer access to our sites. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems or the external systems used by our customers.

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyberattacks, could result in the interruption of operations, unauthorized access, disclosure or destruction of data, including customer, employee and corporate information, or theft of intellectual property, including digital assets, which could adversely impact our business.

Our computer systems and those of third parties we use in our operations are subject to constantly evolving cybersecurity threats, including cyberattacks such as computer viruses, malware, ransomware, denial of service attacks, physical or electronic break-ins, or insider threats, as well as misconfigurations in information systems, networks, software or hardware, and similar disruptions or errors. Our systems have experienced, and may continue to experience, directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. Any compromise of our internal systems or customer-facing platforms could cause them to become unavailable or degraded or otherwise hinder our ability to deliver our products and services. Many of the third parties we work with rely on open source software and libraries that are integrated into a variety of applications, tools and systems, which may increase our exposure to vulnerabilities. Additionally, outside parties may attempt to induce or trick employees, vendors, partners, or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including customer, employee and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. However, the techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate, detect or prevent unauthorized access or address all cybersecurity incidents that occur. Because of the prominence of the Playboy brand, we (and/or third parties we use) have been and may continue to be a particularly attractive target for such attacks, and from time to time, we have experienced the unauthorized access of certain digital data. However, to date these unauthorized breaches have not had a material impact on our service, systems or business, and we do carry insurance to cover expenses related to such disruptions or unauthorized access. There is no assurance that hackers may not have a material impact on our services or systems in the future. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our services and systems. Any significant disruption to our services or access to our systems could result in a loss of customers and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks. Problems faced by us or our third-party “cloud” computing or other network providers, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, could adversely impact the experience of our customers and/or employees.
We are subject to data security and privacy risks.

We have been the target of “phishing”, “spoofing”, “social engineering” and other data breach attempts, including through the use of ransomware, and we expect that we may continue to be a target for unauthorized access to our systems and technology. If any such attempts are successful in the future and materially impact our business, employees and/or customers, we could be subject to liability which could negatively impact our financial condition and damage our business.
Increased scrutiny by regulatory agencies, such as the Federal Trade Commission and state agencies, of the use of employee and customer information could also result in additional expenses if we are obligated to reengineer systems to comply with new regulations or to defend investigations of our privacy practices. In addition, we must comply with increasingly complex, rigorous, and sometimes conflicting regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the GDPR, which became effective on May 25, 2018; and California passed the CCPA, which became effective on January 1, 2020. The U.S. Children’s Online Privacy Protection Act (“COPPA”) also regulates the collection, use and disclosure of personal information from children under 13-years of age. While none of our content is directed at children under 13-years of age, if COPPA were to apply to us, failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations and could result in substantial fines. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR and CCPA) and regulations can be costly and time consuming, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

In addition, customer interaction with our content is subject to our privacy policy and terms of service. If we fail to comply with our posted privacy policy or terms of service or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and adversely impact our business. If regulators, the media or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, and negatively impact our financial condition and our business.

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
Our customers pay for our products and services using a variety of different payment methods, including credit and debit cards, gift cards, prepaid cards, direct debit, online wallets and direct carrier and partner billing. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations, including additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operation could be adversely impacted. In certain instances, we leverage third parties such as our cable and other partners to bill subscribers on our behalf. At times, these third parties have been unwilling or unable to continue processing payments on our behalf (and could further be unwilling or unable to do so in the future), requiring us to transition payment processing or otherwise find alternative methods of payment processing, which could adversely impact our business. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and, if not adequately controlled and managed, could create negative consumer perceptions of our products. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method could significantly impair our ability to operate our business.
Government regulations could adversely affect our business, financial condition or results of operations.
Our businesses are regulated by governmental authorities in the countries in which we operate. Because of our international operations, we must comply with diverse and evolving regulations in many countries. Regulation relates to, among other things, licensing, access to satellite transponders, commercial advertising, subscription rates, foreign investment, internet gaming, use of confidential customer information and content, including standards of decency/obscenity. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and/or exposing us to significant liabilities. While we are not able to reliably predict particular regulatory developments that could affect us adversely, those regulations related to adult content, the Internet, consumer products and commercial advertising illustrate some of the potential difficulties we face.

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

Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.

The debt under our senior secured credit facility accrues interest subject to variable rates of interest, which exposes us to interest rate risk. Reference rates used to determine the applicable interest rates for our variable rate debt began to rise significantly in the second half of fiscal year 2022 and continued through fiscal year 2023. The Secured Overnight Financing Rate (“SOFR”), which we use as a benchmark for establishing the interest rate applicable to our debt, was 4.3% and 5.4% as of December 31, 2022 and December 31, 2023, respectively. If interest rates continue to increase, the debt service obligations on such indebtedness will continue to increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, while our senior secured debt will continue to be subject to SOFR, other factors may impact SOFR including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate. Such circumstances are not entirely predictable, but they could have an adverse impact on our financing costs and our financial results.
We are subject to risks resulting from our operations outside the U.S., and we face additional risks and challenges as we continue to expand internationally.
The international scope of our operations has contributed, and may continue to contribute, to volatile financial results and difficulties in managing our business. For the years ended December 31, 2023 and 2022, we derived approximately 57% and 59%, respectively, of our consolidated revenues from countries outside the U.S., and we experienced significant challenges in the China market during those years. Our international operations expose us to numerous challenges and risks, including, but not limited to, the following:
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

We are exposed to fluctuations in currency exchange rates.

We transact business globally in multiple currencies and have foreign currency risks related to our revenue, costs of revenue and operating expenses. To the extent we have significant revenues denominated in such foreign currencies, any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced, and are currently experiencing. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be harmed.
Operating as a public company requires us to incur substantial costs and requires substantial management attention.

We will continue to incur significant legal, accounting and other expenses to comply with the requirements of operating as a public company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, including with respect to environmental, social and governance matters, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have and are expected to continue to increase our legal and financial compliance costs and to make some corporate activities more time consuming. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs could decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors (the “Board”), our Board committees or as executive officers.
Any expansion into new products, technologies, and geographic regions may subject us to additional risks.
We may have limited or no experience in our newer market segments, and our customers may not adopt our product or content offerings. These offerings, which can present new and difficult technology and regulatory challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products or content could result in the value of those investments being written down or written off.
We expect to incur transaction costs in connection with our corporate transactions and strategic opportunities, which could require additional financing that may not be available to us on acceptable terms.
We have incurred and expect to continue to incur significant costs and expenses in connection with past and future corporate transactions and strategic opportunities, including with respect to acquisitions and financing transactions, for financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, litigation defense costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. There are also numerous processes, policies, procedures, operations, technologies and systems that are impacted by our corporate transactions. There are many factors beyond our control that could affect the total amount or timing of expenses related to such transactions. These costs and expenses could reduce the benefits and income we expect to achieve from our corporate transactions.
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

We have entered into the China JV and a spirits-related joint venture and may enter into further joint ventures and strategic partnerships, in some of which we may not hold controlling interests or operating control. Even if we legally control such ventures, there may be circumstances under which we would not exercise sole decision-making authority regarding their business. Joint ventures and strategic partnerships may, under certain circumstances, involve risks that would not otherwise be present if we were in sole control or another party were involved. Joint venture and strategic partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, because neither we nor the partner would have full control over the venture. Disputes between us and joint venture and strategic partners may result in legal action that would increase our expenses and divert management’s attention. In addition, we may in certain circumstances be liable for the actions of our joint venture or strategic partners.
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

Any expansion of our businesses may place a significant strain on our management, operational, financial, and other resources.

Any expansion of our global operations, including increasing our product and service offerings and scaling our infrastructure to support our retail and services businesses, could increase the complexity of the current scale of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources, and/or internal financial control and reporting functions. Failure to manage growth effectively could damage our reputation, limit our growth, and negatively affect our operating results.
In pursuing strategic opportunities and corporate transactions, we may incur various costs and liabilities, and we may never realize the anticipated benefits of such opportunities.
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

The success of our business may depend in part on achieving our strategic objectives, including through strategic transactions, dispositions and new initiatives.

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
The senior secured credit agreement, as amended to date, also contains financial covenants requiring us to maintain a specified maximum total net leverage ratio covenant beginning with the second quarter of 2026 and to maintain a minimum balance of cash and cash equivalents. See Note 22, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. for further details.
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
If we fail to satisfy any of the foregoing covenants, the lenders could declare the outstanding principal amount of our loans under our senior secured credit agreement, including accrued and unpaid interest and all other amounts owing and payable thereunder, to be immediately due and payable, which could have a material adverse effect on our business, financial condition and operating results.

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
Demand for our products can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions arising from short-term weather patterns or long-term change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, tsunamis and earthquakes); health concerns, such as pandemics; international, political or military developments, including wars and other armed conflicts; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and cyberattacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products or to obtain insurance coverage with respect to these events. An incident that affected our property directly would have a direct impact on our ability to provide products and content. Moreover, the costs of protecting against such incidents reduce the profitability of our operations.
In addition, we derive affiliate fees and royalties from the distribution of our programming, sales of our licensed goods and services by third parties, and the management of businesses operated under brands licensed from us, and we are therefore dependent on the success of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of those third parties, the profitability of one or more of our businesses could be adversely affected.
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
•If retailers of our licensed products experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in late licensee payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.
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
We derive, and expect to continue to derive, a significant portion of our revenue from outside the United States, and our business development plans, results of operations and financial condition may be materially adversely affected by significant international political, social and economic instability. Continued economic challenges in China, or between the U.S. and China, could adversely impact our licensees in China, prospective customers, suppliers, distributors and partners of our licensees in China, which could have a material adverse effect on our results of operations and financial condition. In addition, a deterioration in trade relations between the U.S. and China or other countries, or the negative perception of U.S. brands by Chinese or other international consumers, could have a material adverse effect on our results of operations and financial condition. There is no guarantee that economic downturns, any further decrease in economic growth rates or an otherwise uncertain economic outlook for the global economy will not persist in the future, that they will not be protracted or that governments will respond adequately to control and reverse such conditions, any of which could materially and adversely affect our business, financial condition and results of operations.

We have a material amount of goodwill and other intangible assets, including our trademarks and right-of-use assets, recorded on our balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we have in the past, and we may in the future, be required to further write down a portion of this goodwill and other intangible assets and such write-down could, as applicable, have a material effect on our financial results.

Under current GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually.

During the third quarter of 2022, as a result of impacts to our revenue attributable to macroeconomic factors, we recorded non-cash asset impairment charges related to the write-down of goodwill of $117.4 million, excluding $16.4 million of impairment charges related to discontinued operations, and related to trademarks and other intangible assets of $161.8 million, excluding $8.3 million of impairment charges related to discontinued operations. As of December 31, 2022, goodwill was $123.2 million, or approximately 22% of our total consolidated assets, and trademarks and other intangible assets represented approximately $236.1 million, or approximately 43% of our total consolidated assets.

During the second quarter of 2023, due to further impacts to our revenue, including declines in consumer demand and discontinued operations, we recorded non-cash asset impairment charges related to the write-down of goodwill of $66.7 million, indefinite-lived trademarks of $65.5 million, and trade names of $5.1 million.

During the fourth quarter of 2023, due to the aforementioned factors, we recorded $5.8 million of additional non-cash impairment charges related to our trademarks and $2.3 million of impairment charges related to certain Honey Birdette right-of-use assets and related leasehold improvements. As of December 31, 2023, goodwill was $54.9 million, or approximately 16%, of our total consolidated assets, trademarks and other intangible assets were $157.9 million, or approximately 47%, of our total consolidated assets, and right-of-use assets were $25.3 million, or approximately 8%, of our total consolidated assets.

There can be no assurance that any future downturn in the business of any of our segments, or a continued decrease in our market capitalization, will not result in a further write-down of goodwill or other intangibles. We will review our goodwill, trademarks, right-of-use assets, digital assets and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of intangible assets resulting from future periodic evaluations could, as applicable, have a material effect on our financial results.

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
We may not successfully execute on our DTC strategy (which includes our online and brick-and-mortar retail platforms). Consumers may not be willing to pay for an expanding set of DTC products, potentially exacerbated by an economic downturn. Government regulations, including revised foreign content and ownership regulations, may impact the implementation of our DTC business plans. Poor quality internet or transportation infrastructure in certain markets may impact our customers’ access to our DTC products and may diminish our customers’ experience with our DTC products. These and other risks may impact the profitability and success of our DTC businesses.

The agency relationship for our consumer brands licensing business may not ultimately be successful.
We currently engage an agency to act as our products licensing agent in most countries. In the event we need to engage a new agency to act as our products licensing agent, the transition from the current licensing agent to a new products licensing agent may be subject to delays, as the new agent may lack institutional knowledge of our consumer brand licensing business, and there may be unanticipated issues arising from the new relationship and the transition. The failure of our agent to find or maintain revenue-enhancing licensing opportunities for the business could have an adverse impact on the revenue and cash flows of our consumer business.

Our growth will depend on our ability to attract and retain customers and subscribers, and the loss of customers or subscribers, failure to attract new customers and subscribers in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and prospects.

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new customers and subscribers to our offerings, retain existing customers and subscribers of our offerings and reactivate customers and subscribers in a cost-effective manner. Achieving such growth may require us to increasingly engage in sophisticated and costly sales and marketing efforts, some or all of which may not provide a material return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and opportunities to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, including billboards, radio, social media platforms, affiliates and paid and organic search, and other digital channels, such as search and mobile display. If the search engines and other digital platforms on which we rely modify their algorithms, change their terms, including with respect to cookies, data and/or privacy controls, or if the prices at which we use such services increase, then our costs could increase, and fewer customers and subscribers may reach our use our platforms. If links to our platforms are not displayed prominently in online search results or on social media, if fewer customers or subscribers click through to our platforms, if our other marketing campaigns are not effective, or if the costs of attracting customers and subscribers using any of our current methods significantly increase, then our ability to efficiently attract new customers and subscribers could be reduced, our revenue could decline and our business, financial condition and results of operations could be adversely impacted.

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

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences, and shopping patterns, which cannot be predicted with certainty and are subject to continual change and evolution. If we are unable to provide retail and digital experiences that align with consumer expectations and preferences, it could have an adverse impact on our revenues, business and results of operations.

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

We record a charge for product inventories that have become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. If we determine that an impairment has occurred, we record a write-down by the amount for which costs exceed net realizable value. No assurance can be given that we will not incur write-downs, fees, impairments and other charges given the rapid and unpredictable pace of product obsolescence in the direct-to-consumer markets in which we compete. For the twelve-month period ended December 31, 2023, we recorded non-cash inventory reserve charges of $6.9 million.
Our business depends on consumer purchases of discretionary goods and content, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition.

Our products and content may be considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, unemployment, the availability of consumer credit and inflationary pressures and consumer confidence in future economic conditions. Global economic conditions may continue to be uncertain, particularly in light of the impacts of the slowdown of the Chinese economy, ongoing international armed conflicts and geopolitical tensions, and the potential impacts of sustained inflationary pressure in the United States (our largest market) remain unknown, making trends in consumer discretionary spending unpredictable. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term economic disruptions in markets where we sell our products and content, particularly in the United States, Australia, China or other key markets, may adversely impact our sales, profitability and financial condition and our prospects for growth. In addition, as pandemic conditions improve and restrictions ease, we are unable to predict whether consumer preferences for discretionary items will shift and the level of consumer spending within our industry will be negatively impacted for a period of time. If this were to occur, our sales and prospects for growth may be negatively impacted.
A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of a licensee or retail partner has decreased, and could continue to materially decrease, our revenue and cash flows.
Our licensing revenues are concentrated with a limited number of licensees and retail partners. For instance, during the years ended December 31, 2023 and 2022, the five largest license agreements comprised 21% and 25%, respectively, of our consolidated revenues. In 2023 and 2022, our largest licensee, which was terminated in October 2023, contributed 16% and 12%, respectively, of our consolidated revenues. The changes from 2022 to 2023 were driven by GAAP-required revenue recognition related to terminated licenses. In October 2023, we terminated licensing agreements with certain Chinese licensees due to ongoing, uncured breaches of their licenses, which had comprised $152.2 million of unrecognized licensing revenue over the remaining terms of such long-term contracts as of the termination date, and resulted in a decrease in licensing revenue of $16.6 million in 2023. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of our material licensees have financial difficulties affecting their ability to make payments, cease operations, or if any such licensees do not renew or extend any existing agreements, or significantly reduce their sales of licensed products under any agreement, we were, and could continue to be, required to adjust how we account for revenue pursuant to such licenses, and our revenue and cash flows were, and could continue to be, reduced substantially, which has had, and could continue to have, a material adverse impact on our financial condition, results of operations and business.
Our licensing arrangements subject us to a number of risks.
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
The failure of licensees to adequately produce, market, import and sell products bearing Playboy’s trademarks in their license categories, continue their operations, renew their license agreements or pay their obligations under their license agreements has resulted in, and could continue to result in, a decline in the results of operations of our business.
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
There can be no assurances that we will not lose the licensees under our license agreements due to their failure to exercise the option to renew or extend the term of those agreements, the cessation of their business operations (as a result of their financial difficulties or otherwise) without equivalent options for replacement or termination of their license agreements for cause. In October 2023, we terminated licensing agreements with certain Chinese licensees due to ongoing, uncured breaches of their licenses, which comprised $152.2 million of unrecognized licensing revenue under our long-term contracts as of the termination date and resulted in a decrease in licensing revenue of $16.6 million in 2023. Such failures by our licensees have reduced, and could continue to reduce, the revenue stream to be generated by our license agreements. In addition, the failure of licensees to meet their production, manufacturing and distribution requirements, or to be able to continue to import goods (including, without limitation, as a result of labor strikes or unrest), could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimum royalty payments) due to us. A decrease in royalties for any of the above reasons has had, and could continue to have, a material and adverse impact on our financial condition, results of operations or business.
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

We rely on our suppliers, and the suppliers of our licensees, to comply with our terms and conditions, regulatory requirements and the quality and delivery expectations of our customers.

Our ability, and the ability of our licensees, to deliver quality products on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, internal and supplier produced parts and structures, conversion of raw materials into parts and assemblies, and performance of suppliers and others. We and our licensees rely on numerous third-party suppliers for the production of our direct-to-consumer and licensed products. We do not currently have the ability to manufacture such products ourselves. Consequently, we risk disruptions in our supply of key products and components if our suppliers fail or are unable to perform because of shortages in raw materials, operational problems, strikes, natural disasters, health crises or other factors. In addition, numerous jurisdictions have enacted regulations against conflict minerals, forced labor and human trafficking in supply chains. While we have policies and procedures to avoid these practices in our supply chain, we cannot guarantee that suppliers will always comply with these laws and expectations. We may face enforcement liability and reputational challenges if we are unable to sufficiently meet these expectations.

We and our licensees may also have disputes with suppliers arising from, among other things, the quality of products and services or customer concerns about the supplier. If any of our or our licensees suppliers fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations may be jeopardized. If we or our licensees were to experience difficulty in obtaining certain products, there could be an adverse effect on our results of operations and on our customer relationships and our reputation.
Our commercial agreements, strategic alliances, and other business relationships expose us to risks.
We provide physical and e-commerce retail and other products and content to businesses through commercial agreements, strategic alliances, and business relationships. These arrangements are complex and require substantial infrastructure capacity, personnel, and other resource commitments, which may limit the amount of business we can service. We may not be able to implement, maintain, and develop the components of these commercial relationships. The amount of compensation we receive under certain of our commercial agreements is partially dependent on the volume of the other company’s sales. Therefore, when the other company’s offerings are not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional or alternative commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these products and content if we are unsuccessful in implementing, maintaining, or developing these products and content.
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
Some of the products we sell have exposed us, and may continue to expose us, to product liability claims relating to personal injury or illness, death, or environmental or property damage, and can require product recalls or other actions. Third parties who sell products using our platforms and stores increase our exposure to product liability claims, such as when these sellers do not have sufficient protection from such claims. Although we maintain our own liability insurance and may be indemnified by our manufacturers and/or licensees, we cannot be certain that our coverage or indemnification will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Although we impose contractual terms on sellers that are intended to prohibit sales of certain types of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such agreements. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.

Our consumer business is subject to additional risks associated with our international licensees.
Many of the licensees of our consumer business are located outside the U.S. Our consumer business and our licensees face numerous risks in doing business outside the U.S., including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions and other trade barriers; (iii) competition from foreign companies; (iv) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (v) less effective and less predictable protection and enforcement of intellectual property rights; (vi) changes in the political or economic condition of a specific country or region (including, without limitation, as a result of political unrest and wars and other armed conflicts), particularly in emerging markets or jurisdictions where political events may strongly influence consumer spending; (vii) fluctuations in the value of foreign currency versus the U.S. dollar, the cost of currency exchange and compliance with exchange controls; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause the future international sales of licensees to decline. In addition, the business practices of our consumer business in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act and all other applicable anti-bribery laws, any violation of which could subject us to significant fines, criminal sanctions and other penalties. The occurrence of any of the above risks and uncertainties could result in a material adverse effect on our consumer business’s financial condition, results of operations or business.
Additional Risks Related to Our Digital Subscriptions and Content Business
Free content on the Internet and competition from free platforms and other social media and content-creator sites is increasing competition for our adult content products and creator platform and is changing the dynamics of the marketplace for our digital products.
Demand for our paid adult content products and our creator platform is significantly impacted by the availability of free adult entertainment available on the Internet, “YouTube-like” adult video sites (commonly known as “tube sites”), as well as from social media platforms and other subscription-based content-creator sites. Such other sites and platforms feature free adult videos, some of which consist of unlicensed, or pirated, excerpts of professionally produced adult movies (including at times pirated versions of our proprietary videos). Other content-creator sites allow consumers to subscribe for content from specific creators, many of which offer adult-oriented content. The availability of these free adult videos and creator-specific subscriptions may diminish the demand for our paid video offerings on our proprietary websites, including our Playboy Club on playboy.com, playboy.tv and playboyplus.com, and for our other content products, and has diluted the market presence of our website. The tube sites, social media platforms and other content-creator sites may materially affect the revenues we generate from our websites and other adult content offerings. It is uncertain what effect tube sites, other free internet adult websites and competing content-creator sites will have on our on-going operations and our future financial results. No assurance can be given that we will be able to effectively compete against the tube sites and other internet products.
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
Technology and business models in the digital content industry continue to evolve rapidly. Changes to these business models include the increasing presence of user-generated content, streaming platforms and greater video consumption through time-delayed or time-shifted viewing of television programming through social media and content creation sites, streaming platforms, on-demand platforms, and digital video recorder, or DVRs. Consumer behavior related to changes in content distribution and technological innovation affect our economic model and viewership in ways that are not entirely predictable.
Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors and from streaming and social media platforms, connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which we are addressing through our content creator platform, the Playboy Club. Such content is different than our past content offerings. Likewise, distributors are offering smaller programming packages known as “skinny bundles” and content-creator platforms allow for a la carte consumption, both of which are delivered at a lower cost than traditional subscription offerings and sometimes allow consumers to create a customized package of content, that are gaining popularity among consumers. If the Playboy Club does not provide the on-demand content sought by consumers, our networks are not included in on-demand content packages or consumers favor alternative offerings, we may experience a decline in viewership or content consumption and ultimately the demand for our programming and content, which could lead to lower revenues.
In order to respond to changes in content distribution models in our industry, we have invested in, developed and launched our content creator platform, the Playboy Club. There can be no assurance, however, that our consumers will respond to our digital products and services or that our digital strategy will be successful, particularly given the increase in digital products and platforms on the market. Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.
We may be unable to sell additional, or renew, Playboy Club memberships, which could materially and adversely affect our business, results of operations and financial condition.

The success of our content creator platform, the Playboy Club, may depend on our ability to sell a sufficient number of new, or renew existing, memberships to the platform. We may not be successful in attracting members to the Playboy Club, and membership levels may materially decline over time. We may also have to cancel or suspend memberships if a member fails to provide appropriate payment for membership. In addition, we may experience attrition and we must continually engage existing members and attract new members in order to maintain Playboy Club membership levels. It is possible that a portion of our member base may not regularly use the offerings of the Playboy Club and may cancel their memberships. In order to increase Playboy Club membership levels, we may from time to time offer promotions or incentives. If we are not successful in optimizing pricing or membership incentives or finding other ways to add memberships, our membership levels may decrease, and in turn growth in the Playboy Club’s revenues may suffer, which will have an increasing impact on our financial results as we continue to a capital-light model that increasingly invests in our digital segment. As a result of these factors, we cannot be certain that our Playboy Club membership levels will be adequate to maintain or permit the expansion of our content creator platform. A decline in Playboy Club membership levels and revenues of the creator platform could have an adverse effect on our business, results of operations and financial condition.

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

Our common stock is currently listed on Nasdaq. In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. On November 3, 2023, we received a letter (the “Nasdaq Staff Deficiency Letter”) from Nasdaq indicating that, for the prior thirty consecutive business days, the bid price for PLBY’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Nasdaq gave us until May 1, 2024 to regain compliance with such rule, which compliance was confirmed by Nasdaq to have been achieved as of January 9, 2024. There can be no assurances that we will be able to continue to comply with applicable listing standards. If we are unable to maintain compliance with Nasdaq’s listing requirements, our common stock could be delisted from Nasdaq. If Nasdaq delists our common stock, we could face significant material adverse consequences, including:
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
Our Chairman, Suhail Rizvi, together with entities he controls (“RT”), owns a significant percentage of our common stock, and may effectively control all our major corporate decisions, and their interests may conflict with your interests as an owner of our common stock and with our interests.
RT beneficially owned approximately 25.0% of our common stock as of March 22, 2024. Under the terms of an Investor Rights Agreement we entered into with RT, RT has the right, but not the obligation, to nominate to the Board a number of designees equal to (i) three directors, if and so long as RT and its affiliates beneficially own, in the aggregate, 50% or more of the shares of our common stock, (ii) two directors, in the event that RT and its affiliates beneficially own, in the aggregate, 35% or more, but less than 50%, of the shares of common stock and (iii) one director, in the event that RT and its affiliates beneficially own, in the aggregate, 15% or more, but less than 35%, of the shares of our common stock (in each case, subject to proportional adjustment in the event that the size of the Board is increased or decreased). RT also has the right to appoint the chairman of the Board so long as RT and its affiliates beneficially own, in the aggregate, 15% or more of the shares of common stock. We anticipate that Suhail Rizvi, our current chairman of the Board and a manager of the RT entities, will continue to serve as RT’s designee on the Board and chairman of the Board.

On January 30, 2023, we entered into a standstill agreement (the “Standstill Agreement”) with RT in connection with the Company’s public rights offering that closed in February 2023. Pursuant to the Standstill Agreement, among other limitations, RT and their affiliates agreed not to purchase shares of our common stock to the extent that RT and their affiliates’ ownership would exceed 29.99% of our outstanding shares of common stock in the aggregate following any acquisition of common stock during the standstill period. The standstill period means any period from and after January 30, 2023 in which RT and their affiliates collectively own, beneficially or of record, more than 14.9% of the total outstanding shares of our common stock.

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
The market price of the Company’s common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
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

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us. If securities or industry analysts initiate coverage and one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our company, our common stock share price would likely decline. If analysts publish target prices for our common stock that are below the historical sales prices for our common stock on a securities exchange or the then-current public price of our common stock, it could cause our stock price to decline significantly. In 2023, multiple investment analysts ceased coverage of our stock. Due to such stoppage of analyst coverage, and if further analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
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

We also have registered on Forms S-8 a total of 14,161,508 shares of common stock underlying awards that we have issued, or may in the future issue, under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, or pursuant to the reoffer prospectus in the Forms S-8, as applicable, subject to existing lock-up agreements and relevant vesting schedules, and applicable securities laws. Promptly following the filing of this Annual Report on Form 10-K, we intend to register more than 2.9 million new shares of common stock and over 300,000 shares of common stock that were returned to our equity incentive plans (due to their cancellation or forfeiture, which may be reissued under such plans) on another Form S-8 for future issuances under our equity incentive plans, in accordance with the terms thereof. See Note 12, Stockholders Equity–Common Stock, for additional information regarding our common stock reserved for future issuance as of December 31, 2023.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (c) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the DGCL or our certificate of amended and restated incorporation or our bylaws, or (d) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine except for, as to each of (a) through (d) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. Our amended and restated certificate of incorporation also provides that the federal district courts of the Unites States will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act of 1933, as amended (the “Securities Act”).

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
We will need to generate profits or obtain additional capital to fund our operations in the future. If we are unsuccessful in generating profits or obtaining new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.
We are not profitable and have had negative cash flow from operations since becoming a public company in February 2021. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. We expect our capital expenditures and working capital requirements in 2024 to be largely consistent with 2023, as we continue to invest in our creator platform. We may, however, need additional cash resources to fund our operations until the creator platform achieves a level of revenue that provides for operating profitability.

We evaluated whether there are any conditions and events, considered in the aggregate, that have the potential to raise substantial doubt about our ability to continue as a going concern over the next twelve months from the date of filing this Annual Report on Form 10-K. Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity, along with proceeds from asset dispositions and savings from cost reductions initiatives, will be sufficient to meet our obligations as they become due under the A&R Credit Agreement (as defined herein) and our other obligations for at least one year following the date of the filing of this Annual Report on Form 10-K. We believe that we will have sufficient funds for our operations for the following 12 months to allow us to fund our current operating plan through the following 12 months without additional capital. However, to the extent that our current resources are insufficient to satisfy our cash requirements, we may be required to obtain additional funds during the following 12 months. Additional capital may not be available at such times or amounts as needed by us.

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
Our strategic initiatives include identifying and implementing actions designed to shift to a more capital-light business model and significantly reduce our expenses. In April 2023, we sold our Yandy business, and in November 2023, we sold our Lovers business and certain of our art assets. We are also considering the sale of additional art assets. Pursuant to our A&R Credit Agreement (as amended), the net proceeds of such dispositions may be retained by us and used to support our remaining business. However, there can be no assurance that such proceeds will sufficiently improve our liquidity position or our operations.
We continue to review the cost structure of our businesses and additional cost rationalization. We significantly restructured our technology expenses in the first and fourth quarters of 2023, and cost-excessive and under-utilized software packages were either terminated or not renewed upon expiration of applicable agreements. However, this resulted in a restructuring charge of $5.1 million for the year ended December 31, 2023, excluding $0.4 million of costs related to discontinued operations. In addition, during the year ended December 31, 2023, we reduced headcount within the Playboy Direct-to-Consumer business and our corporate office, resulting in severance charges of $3.5 million and a net increase of $0.1 million of stock-based compensation expenses, which was comprised of a $2.4 million reduction of stock-based compensation expenses due to forfeitures of certain equity grants, offset by additional stock-based compensation expense of $2.3 million due to acceleration of certain equity awards during the second quarter of 2023.
We may not be able to fully implement all asset dispositions or intended cost reduction actions or realize their benefits, including within the anticipated timeline, nor may we be able to identify and/or implement additional asset dispositions or cost reduction actions necessary to achieve positive cash flows, including potentially as a result of factors outside of our control. In addition, the implementation of these dispositions, cost reduction actions and changes to our workforce could have unintended consequences to us, including negatively impacting our sales, diversion of management attention, employee attrition beyond workforce reductions, and lower employee morale among our current employees. If we are not able to fully achieve the expected financial benefits of our asset dispositions and cost reduction actions within the anticipated timeline, we may not be able to effectively mitigate the negative impacts of the current ongoing negative macroeconomic conditions on our business, which in turn, could weaken our ability to support our ongoing operations, satisfy covenants under our A&R Credit Agreement and otherwise meet our obligations as they become due, and further, cause management to change its assessment of our ability to continue as a going concern (see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion of management’s most recent assessment).
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
From time to time, we are involved in litigation and other proceedings and litigation arising in the ordinary course of business, such as the matters described in “Item 3, Legal Proceedings” of this Annual Report on Form 10-K. Defending these claims, even those without merit, could cause us to incur significant legal expenses and divert financial and management resources. These claims could also result in significant settlement amounts, damages, fines or other penalties. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, an adverse resolution of any lawsuit or claim against us could negatively impact our reputation and our brand image and could have a material adverse effect on our business.

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
Geopolitical risks, such as those associated with Russia’s war with Ukraine and armed conflicts in the Middle East, could result in a decline in the outlook for the U.S. and global economies.

The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s ongoing war with Ukraine and armed conflicts in the Middle East, including the potential effects of sanctions, retaliatory attacks (including cyberattacks) and trade disruptions on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geopolitical risks could have an adverse impact on macroeconomic factors which affect our assets and businesses.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy

We understand our responsibility to assess, identify, and manage material risks associated with cybersecurity threats and incidents, as such terms are defined in Item 106(a) of Regulation S-K. Such risks include, among other things: operational disruptions, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy and/or security laws.

Identifying, assessing and managing cybersecurity risk is part of our overall risk management strategy. Cybersecurity risks related to our business, technical operations, privacy and compliance requirements are identified and addressed through third party security software, information technology (IT) security protocols, governance oversight, and risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct routine privacy and cybersecurity reviews of systems and applications, conduct employee training, monitor emerging laws and regulations related to data protection and information security (including with respect to our digital products) and implement changes as necessary.

Our cybersecurity program is primarily overseen by our Interim Chief Information Officer and Senior Director of IT Infrastructure. They work closely with their information technology team and our senior management to develop and advance our cybersecurity strategy, as well as to respond to cybersecurity incidents. Our cybersecurity leaders report to our Chief Operating Officer and General Counsel on cybersecurity matters and collaborate with technical and business stakeholders across our business units to assess risks and implement strategies.

With the assistance of third-party software, including appropriate firmware, we manage cybersecurity risk through establishing defenses against incidents, detecting and reporting cybersecurity incidents, analyzing and assessing incidents and potential responses, implementing applicable containment, eradication and recovery actions, and understanding the reasons leading to a cybersecurity incident and appropriate changes to avoid further incidents. We perform routine reviews of our service providers, for third-party risk management, and regularly push out security updates across our business.

Our cybersecurity measures are intended to protect against unauthorized access to information, and they include authentication technology, entitlement management, access control, anti-malware software, and transmission of data firewalls. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K. During the years ended December 31, 2022 and 2023, we did not, to our knowledge, experience any cybersecurity incidents or breaches that materially impacted our business, performance or results.

Governance

Our Board has overall responsibility for risk oversight, with its committees assisting the Board in performing this function based on their respective areas of expertise. Our Board has delegated primary oversight of risks related to cybersecurity to the Audit Committee of the Board, which reports on its activities and findings to the full Board as appropriate. The Audit Committee is charged with reviewing our cybersecurity processes for assessing key strategic, operational, and compliance risks. Our General Counsel, Chief Operating Officer and/or our Interim Chief Information Officer (as applicable) provide information to the Audit Committee on cybersecurity risks from time to time or as needed. These briefings include assessments of cybersecurity risks, information regarding any incidents, and cybersecurity risk management needs. Our Interim Chief Information Officer and his team, including the Senior Director of IT Infrastructure have extensive experience in cybersecurity, complemented by industry-standard certifications, and are committed to safeguarding organizational assets and mitigating cybersecurity risks effectively while efficiently leveraging cloud technologies to meet the needs of our business. In the event of a potentially material cybersecurity event, the Chair of the Audit Committee is notified and briefed, and meetings of the Audit Committee and/or full Board would be held, as appropriate.
Item 2. Properties
Our corporate headquarters is located in Los Angeles, California, where we lease and occupy approximately 45,000 square feet of office space. Our Licensing, Direct-to-Consumer and Digital Subscriptions and Content segments all use our corporate headquarters.
Through Honey Birdette, we also have over 15,000 square feet of leased office and warehouse space in the Sydney, Australia area. As of December 31, 2023, Honey Birdette operated 62 retail locations in Australia, the U.S. and the U.K., ranging in size between approximately 400 and 1,200 square feet per location. The Honey Birdette properties are used by our Direct-to-Consumer segment.

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
TNR Case
On December 17, 2021, Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”), filed a complaint in the U.S. District Court for the Central District of California against PEII and its subsidiary Products Licensing, LLC. TNR alleges a variety of claims relating to the termination of a license agreement with TNR and the business relationship between PEII and TNR prior to such termination. TNR alleges, among other things, breach of contract, unfair competition, breach of the implied covenant of good faith and fair dealing, and interference with contractual and business relations due to PEII’s conduct. TNR is seeking over $100 million in damages arising from the loss of expected profits, declines in the value of TNR’s business, unsalable inventory and investment losses. After PEII indicated it would move to dismiss the complaint, TNR received two extensions of time from the court to file an amended complaint. TNR filed its amended complaint on March 16, 2022. On April 25, 2022, PEII filed a motion to dismiss the complaint. That motion was partially granted, and the court dismissed TNR’s claims under California franchise laws without leave to amend. A trial date has been set for October 1, 2024. We believe TNR’s claims and allegations are without merit, and we will defend this matter vigorously.
New Handong Arbitration
On February 8, 2024, PEII and certain of its subsidiaries initiated arbitration in the Hong Kong International Arbitration Centre (the “Arbitration”) against PEII’s terminated China licensee, New Handong Investment (Guangdong) Co., Ltd. (“New Handong”). In October 2023, PEII’s subsidiary terminated its license agreement with New Handong due to ongoing, uncured material breaches by New Handong. PEII and its subsidiaries are seeking damages, including the payment of outstanding guaranteed minimum royalties, the payment of all guaranteed minimum royalties for the remainder of the term of the agreement, and other contractual damages for a variety of breaches, including unauthorized sales of products, underpayment of earned royalties, failing to use approved trademarks and affix official holograms to all products, and the use of unapproved sublicensees, as well as a declaration that the termination of the agreement was lawful and valid and an order requiring New Handong to refrain from any further manufacture, sale, distribution or other use of any Playboy intellectual property or products. While PEII believes it has strong claims against New Handong, and that the facts of the matter support those claims, even in the event PEII were to obtain all the relief it seeks from the Arbitration, PEII can provide no assurance or guarantee that it will be able to enforce the results of the Arbitration against New Handong or recover any or all monetary awards from New Handong.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

PLBY’s common stock trades on the Nasdaq Global Market under the symbol “PLBY”.

Holders

As of March 22, 2024, there were 71 holders of record of our outstanding common stock. In addition to holders of record of our common stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose common stock is held of record by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Annual Report on Form 10-K and Note 14, Stock-Based Compensation of the Notes to the Consolidated Financial Statements included herein for additional information required.

Recent Sales of Unregistered Securities
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

Use of Proceeds from Registered Offerings

On September 13, 2022, the SEC declared effective our shelf registration statement on Form S-3 (File No. 333-267273), pursuant to which we registered up to $250 million of primary issuances of certain securities listed in such registration statement. On January 24, 2023, we took down $16.25 million of such shelf registration for the issuance of 6,357,341 shares of our common stock in a registered direct offering to a limited number of investors. We received net proceeds of approximately $13.75 million from the registered direct offering, after the payment of offering fees and expenses, with such net proceeds to be used for general corporate purposes, which could include the repayment of debt under our senior credit agreement. We also completed a rights offering in February 2023, pursuant to which we issued 19,561,050 shares of common stock. We received net proceeds of approximately $47.6 million from the rights offering, after the payment of offering fees and expenses. We used $45 million of the net proceeds from the rights offering for repayment of debt under our senior credit agreement, with the remainder for use on other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding our share repurchases made by the Company during the fourth quarter of 2023. All repurchased shares became treasury shares of the Company.

Month of Fourth Quarter of 2023	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
October 1 through October 31	—	$—	—	$—
November 1 through November 30	810,463	0.49	810,463	49,589,252
December 1 through December 31	739,466	0.78	739,466	49,000,011
Total for Quarter	1,549,929	$0.69	1,549,929	$49,000,011
_________________
(1)    Excludes commissions paid.
(2)    Our 2022 Stock Repurchase Program (the “Repurchase Program”) was approved by the Board on May 14, 2022 and announced on May 17, 2022. The Repurchase Program authorizes the Company to purchase up to an aggregate of $50 million worth of its outstanding shares of common stock, and such authorization expires on May 31, 2024.
(3)    Amounts represent the approximate dollar value of the maximum dollar value of shares that may yet be purchased under the Repurchase Program as of the end of the applicable period, inclusive of any applicable commission costs paid during the period.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors.

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “PLBY”, “we”, “us”, “our” and other similar terms refer to PLBY Group, Inc. and its consolidated subsidiaries.

Business Overview
We are a large, global consumer lifestyle company marketing our brands through a wide range of direct-to-consumer products, licensing initiatives, and digital subscriptions and content. We reach consumers worldwide with products across four key market categories: Style and Apparel, including a variety of apparel and accessories products; Digital Entertainment and Lifestyle, including our creator platform, the Playboy Club, web and television-based entertainment, and our spirits and hospitality products; Sexual Wellness, including lingerie and intimacy products; and Beauty and Grooming, including fragrance, skincare, grooming and cosmetics.
We have three reportable segments: Direct-to-Consumer, Licensing and Digital Subscriptions and Content. Our Direct-to-Consumer segment derives its revenue from sales of consumer products sold directly to consumers through our own online channels and retail stores. Our former Lovers and Yandy direct-to-consumer businesses were classified as discontinued operations in the condensed consolidated statements of operations for all periods presented (see Note 3, Assets and Liabilities Held for Sale and Discontinued Operations). Our Licensing segment derives revenue from trademark licenses for third-party consumer products, location-based entertainment businesses and online gaming. Our Digital Subscriptions and Content segment derives revenue from subscriptions to Playboy programming and content, which is distributed through various channels, including websites and domestic and international TV, and sales of creator content offerings and memberships through the Playboy Club on playboy.com.

Disposition of Businesses
See Note 3, Assets and Liabilities Held for Sale and Discontinued Operations for information regarding our business dispositions.

Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”
Shifting to a Capital-Light Business Model
In pursuit of a commercial strategy that relies on a more capital-light business model focused on revenue streams with higher margin, lower working capital requirements and higher growth potential, we continue to review the cost structure of our businesses and additional cost rationalization. We significantly restructured our technology expenses in the first and fourth quarters of 2023, and cost-excessive and under-utilized software packages were either terminated or not renewed upon expiration of applicable agreements. This resulted in a restructuring charge of $5.1 million for the year ended December 31, 2023, excluding $0.4 million of costs related to discontinued operations. In addition, we reduced headcount within the Playboy Direct-to-Consumer business and our corporate office during fiscal 2023, resulting in a severance charge of $3.5 million and a net increase of $0.1 million of stock-based compensation expenses, which was comprised of a $2.4 million reduction of stock-based compensation expenses due to forfeitures of equity grants during the third quarter of 2023, offset by additional stock-based compensation expense of $2.3 million due to acceleration of certain equity awards during the second quarter of 2023.

China Licensing Revenues

Our revenues from China (including Hong Kong) as a percentage of our total revenues, excluding revenues from discontinued operations, were 20% and 23% for the years ended December 31, 2023 and 2022, respectively. Due to challenging economic conditions in China, collections from certain of our Chinese licensees slowed significantly, and we had to renegotiate terms of, or terminate, certain licenses. In October 2023, we terminated licensing agreements with certain Chinese licensees due to ongoing, uncured breaches of their licenses, which comprised $152.2 million of unrecognized Licensing revenue under our long-term contracts as of the termination date. Revenue recognized in connection with such contracts that were subsequently terminated was $27.1 million during the year ended December 31, 2023. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets. At the end of the first quarter of 2023, we entered into the China JV with Charactopia Licensing Limited, the brand management unit of Fung Group, which operates the Playboy consumer products business in mainland China, Hong Kong and Macau. The China JV is intended to reinvigorate our China-market Playboy apparel business through expanding Playboy’s reach and online storefronts by adding new licensees.
Impairments
Our indefinite-lived intangible assets, including trademarks and goodwill, that are not amortized, and the carrying amounts of our long-lived assets, including property and equipment, stores, acquired intangible assets and right-of-use operating lease assets, may continue to be subject to impairment testing and impairments which reduce their value on our balance sheet. We periodically review for impairments whenever events or changes in our circumstances indicate that such assessment would be appropriate. We experienced further declines in revenue and profitability (including due to discontinued operations) during the year ended December 31, 2023, which caused us to test the recoverability of our indefinite-lived and long-lived assets and resulted in the impairments set forth in our consolidated financial statements. If we continue to experience declines in revenue or profitability, which could occur upon further declines in consumer demand or additional discontinued operations, we may record further non-cash asset impairment charges as of the applicable impairment testing date.
Seasonality of Revenues
While we receive revenue throughout the year, our businesses have experienced, and may continue to experience, seasonality. For example, our licensing business historically experienced higher receipts in its first and third fiscal quarters due to the licensing fee structure in our licensing agreements, which typically require advance payment of such fees during those quarters, but such payments can be subject to variations, extensions or delays. Our direct-to-consumer business has historically experienced higher sales in the fourth quarter due to the U.S. holiday season, but changing market conditions and demand could affect such sales. Historical seasonality of revenues may be subject to change as increasing pressure from competition and changes in consumer trends and economic conditions impact our licensees and consumers. Transitioning to a capital-light business model with a more streamlined consumer products business may further impact the seasonality of our business in the future.
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
We generate revenue from sales of consumer products sold through our retail stores or online direct-to-customer, trademark licenses for third-party consumer products, online gaming and location-based entertainment businesses, and sales of creator offerings to consumers on our creator-led platform on playboy.com, in addition to subscriptions to our programming, which is distributed through various channels, including websites and domestic and international television.
Consumer Products
Revenue from sales of online apparel and accessories, including sales through third-party sellers, is recognized upon delivery of the goods to the customer. Revenue from sales of apparel at our retail stores is recognized at the time of transaction. Revenue is recognized net of incentives and estimated returns. We periodically offer promotional incentives to customers, which include basket promotional code discounts and other credits, which are recorded as a reduction of revenue.

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
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency fees, website expenses, digital platform expenses, marketplace traffic acquisition costs, credit card processing fees, personnel and affiliate costs, including stock-based compensation, costs associated with branding events, customer shipping and handling expenses, fulfillment activity costs and freight-in expenses.
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
Contingent Consideration Fair Value Remeasurement Gain
Contingent consideration fair value remeasurement gain consists of non-cash changes in the fair value of contingent consideration recorded in conjunction with the acquisitions of GlowUp Digital Inc. (“GlowUp”) and Honey Birdette.

Impairments

Impairments consist of the impairments of certain licensing contracts, Playboy-branded trademarks, trade names and goodwill and certain digital assets.

Gain on Sale of the Aircraft

Gain on sale of the aircraft represents the gain on the sale of our former corporate aircraft (the “Aircraft”).
Other Operating (Expense) Income, Net
Other operating (expense) income, net primarily consists of gains on the sale of certain digital assets and the loss resulting from the settlement of a secured promissory note.

Nonoperating (Expense) Income
Interest expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs and debt discount.
Gain (Loss) on Extinguishment of Debt
In September 2022, in connection with the sale of the Aircraft, a related term loan obtained in connection with our acquisition of the Aircraft (the “Aircraft Term Loan”) was repaid in full and all related liens discharged. A loss on early extinguishment of such debt, which was comprised of the write-off of certain deferred financing costs and a prepayment penalty, was $0.2 million.
In the first quarter of 2023, we recorded a loss on partial extinguishment of debt in the amount of $1.8 million related to the write-off of unamortized debt discount and deferred financing costs as a result of $45 million in prepayments of our debt pursuant to amendments of our senior secured credit agreement in December 2022 and February 2023. In the second quarter of 2023, we recorded a gain on partial extinguishment of debt in the amount of $8.0 million upon the amendment and restatement of our senior secured credit agreement (the “A&R Credit Agreement”). See Liquidity and Capital Resources section for definitions and additional details.
Fair Value Remeasurement Gain
Fair value remeasurement gain consists of changes to the fair value of mandatorily redeemable preferred stock liability related to its remeasurement.
Other Income (Expense), Net
Other income (expense), net consists primarily of other miscellaneous nonoperating items, such as bank charges and foreign exchange gains or losses as well as non-recurring transaction fees.
Benefit from Income Taxes
Benefit from income taxes consists of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. federal and state deferred tax assets, as well as Australia, U.K. and China deferred tax assets.

Results of Operations
Comparison of Fiscal Years Ended December 31, 2023 and 2022
The following table summarizes key components of our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Net revenues	$142,950	$185,536	$(42,586)	(23)%
Costs and expenses:
Cost of sales	(54,777)	(82,945)	28,168	(34)
Selling and administrative expenses	(123,554)	(150,535)	26,981	(18)
Impairments	(154,884)	(283,500)	128,616	(45)
Contingent consideration fair value remeasurement gain	436	29,173	(28,737)	(99)
Gain on sale of the aircraft	—	5,689	(5,689)	(100)
Other operating (expense) income, net	(540)	482	(1,022)	(212)
Total operating expense	(333,319)	(481,636)	148,317	(31)
Operating loss	(190,369)	(296,100)	105,731	(36)
Nonoperating (expense) income:
Interest expense	(23,293)	(17,719)	(5,574)	31
Gain (loss) on extinguishment of debt	6,133	(1,266)	7,399	(584)
Fair value remeasurement gain	6,505	9,401	(2,896)	(31)
Other income (expense), net	806	(711)	1,517	(213)
Total nonoperating expense	(9,849)	(10,295)	446	(4)
Loss from continuing operations before income taxes	(200,218)	(306,395)	106,177	(35)
Benefit from income taxes	13,770	55,704	(41,934)	(75)
Net loss from continuing operations	(186,448)	(250,691)	64,243	(26)
Income (loss) from discontinued operations, net of tax	6,030	(27,013)	33,043	(122)
Net loss	(180,418)	(277,704)	97,286	(35)
Net loss attributable to PLBY Group, Inc.	$(180,418)	$(277,704)	$97,286	(35)%

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2023	2022
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(38.3)	(44.7)
Selling and administrative expenses	(86.4)	(81.1)
Impairments	(108.3)	(152.8)
Contingent consideration fair value remeasurement gain	0.3	15.7
Gain on sale of the aircraft	—	3.1
Other operating (expense) income, net	(0.4)	0.3
Total operating expense	(233.1)	(259.5)
Operating loss	(133.1)	(159.5)
Nonoperating (expense) income:
Interest expense	(16.3)	(9.6)
Gain (loss) on extinguishment of debt	4.3	(0.7)
Fair value remeasurement gain	4.6	5.1
Other income (expense), net	0.6	(0.4)
Total nonoperating expense	(6.8)	(5.6)
Loss from continuing operations before income taxes	(139.9)	(165.1)
Benefit from income taxes	9.6	30.0
Net loss from continuing operations	(130.3)	(135.1)
Income (loss) from discontinued operations, net of tax	4.2	(14.6)
Net loss	(126.1)	(149.7)
Net loss attributable to PLBY Group, Inc.	(126.1)%	(149.7)%
Net Revenues
The decrease in net revenues as compared to the prior year comparative period was primarily due to $27.2 million less of direct-to-consumer revenue, $16.6 million of which was due to changing Playboy’s e-commerce site from owned-and-operated to a licensed business model in the third quarter of 2023, a $16.6 million decrease in licensing revenue (which was net of $5.1 million of prepaid royalty guarantees recognized as revenue in the fourth quarter of 2023 in connection with termination of a licensing agreement), a $1.6 million decrease in TV and cable programming revenue, and a $1.5 million decrease in magazine and digital subscriptions revenue, all due to weaker consumer demand, partly offset by $4.2 million of increased revenue from our creator platform.
Cost of Sales
The decrease in cost of sales as compared to the prior year comparative period was primarily due to a $12.3 million decrease in product costs and lower direct-to-consumer shipping and fulfillment costs of $1.3 million in connection with the Company’s discontinuation of owned-and-operated direct-to-consumer businesses as well as weaker consumer demand, a $13.4 million decrease in licensing royalties and commissions due to weaker consumer demand, $2.0 million less of stock-based compensation expenses, primarily related to the cancellation of independent contractor equity, and $2.6 million lower outside consulting expense, partly offset by a $3.8 million increase in inventory reserve charges.

Selling and Administrative Expenses
The decrease in selling and administrative expenses as compared to the prior year comparative period was primarily due to a $7.0 million decrease in digital marketing spend related to the Company’s discontinuation of owned-and-operated direct-to-consumer businesses, lower payroll expense of $7.8 million due to headcount reductions, the elimination of $4.3 million in aircraft expenses following the sale of the Aircraft in the third quarter of 2022, a $1.7 million decrease in recruiting costs, a decrease of $5.8 million for outside professional services, a $1.1 million decrease in depreciation and amortization, and a $9.3 million decrease in stock-based compensation expense, net of $2.3 million of additional stock-based compensation expense due to the acceleration of certain equity awards in connection with severance payments, partly offset by $4.8 million of higher technology costs, primarily due to restructuring charges taken on direct-to-consumer cloud-based software attributable to continuing operations in 2023, a $1.2 million increase in expense related to special projects, $3.6 million of costs associated with the formation and operation of the China JV, and $1.3 million of additional salary and related severance charges in connection with headcount reductions.
Impairments
The decrease in impairments as compared to the prior year comparative period was primarily due to lower impairment charges of $132.3 million on Playboy-branded trademarks, Honey Birdette’s trade names and goodwill, $4.9 million of higher impairment charges related to our digital assets during the year ended December 31, 2022 as a result of their fair value decreasing below their carrying value, and the $2.4 million impairment of certain other assets in the second quarter of 2022, partly offset in 2023 by $8.7 million in impairments of certain licensing contracts and $2.3 million in impairments of certain Honey Birdette right-of-use assets and related leasehold improvements.
Contingent Consideration Fair Value Remeasurement Gain
The decrease in contingent consideration fair value remeasurement gain as compared to the prior year comparative period was primarily due to the resolution in 2022 of contingent consideration related to the acquisition of Honey Birdette and partial settlement in the second quarter of 2022 of contingent consideration recorded in connection with our acquisition of GlowUp, the predecessor business for our creator platform.

Gain on Sale of the Aircraft
The decrease in gain on sale of the Aircraft in 2023 was due to the $5.7 million gain on the sale of the Aircraft recognized in the third quarter of 2022.

Other Operating (Expense) Income, Net

The change in other operating (expense) income, net as compared to the prior year comparative period was primarily due to a $0.7 million loss from settlement of a promissory note recognized in the third quarter of 2023, and $0.2 million higher gain on the sale of crypto assets during the year ended December 31, 2022.
Nonoperating (Expense) Income
Interest Expense
The increase in interest expense as compared to the prior year comparative period was primarily due to the higher interest rates on our senior secured debt in 2023 and a decrease in amortization payments in the second half of 2023.
Gain (Loss) on Extinguishment of Debt
Gain (loss) on extinguishment of debt for the year ended December 31, 2023 represents a $6.1 million gain due to the partial extinguishment of debt upon the amendment and restatement of our senior secured debt credit agreement in the second quarter of 2023, net of a $1.8 million loss recorded in the first quarter of 2023 due to the partial extinguishment of debt related to $45 million of prepayments of such senior debt. Gain (loss) on extinguishment of debt for the year ended December 31, 2022 was a loss of $1.1 million on the partial extinguishment of debt related to a $25 million prepayment in the fourth quarter of 2022 and $0.2 million of loss on early extinguishment of the Aircraft Term Loan in the third quarter of 2022.
Fair Value Remeasurement Gain
The decrease in fair value remeasurement gain as compared to the prior year comparative period was due to the remeasurement of our mandatorily redeemable preferred stock liability to its fair value in 2023 upon its exchange (and thereby elimination) in connection with the A&R Credit Agreement in the second quarter of 2023.

Other Income (Expense), Net
The decrease in other income (expense), net as compared to the prior year comparative period was primarily due to a $0.7 million increase in interest income, and the amortization of $0.6 million of previously capitalized fees allocated to an issuance of our mandatorily redeemable preferred stock in the third quarter of 2022.
Benefit from Income Taxes
The change in benefit from income taxes as compared to the prior year comparative period was primarily due to a loss on the sale of a subsidiary, a shortfall of stock-based compensation and a change in valuation allowance due to a reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the year ended December 31, 2023.

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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net income or loss before interest, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other special items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, investors should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because not all companies may calculate Adjusted EBITDA in the same fashion.
In addition to adjusting for non-cash stock-based compensation, non-cash charges for the fair value remeasurements of certain liabilities and non-recurring non-cash impairments, asset write-downs and inventory reserve charges, we typically adjust for nonoperating expenses and income, such as non-recurring special projects, including the implementation of internal controls, non-recurring gain on the sale of assets, expenses associated with financing activities, and reorganization and severance expenses that result from the elimination or rightsizing of specific business activities or operations.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(180,418)	$(277,704)
Adjusted for:
(Income) loss from discontinued operations, net of tax	(6,030)	27,013
Net loss from continuing operations	(186,448)	(250,691)
Adjusted for:
Interest expense	23,293	17,719
(Gain) loss on extinguishment of debt	(6,133)	1,266
Benefit from income taxes	(13,770)	(55,704)
Depreciation and amortization	7,199	12,721
EBITDA	(175,859)	(274,689)
Adjusted for:
Stock-based compensation	9,597	20,540
Impairments	154,884	283,500
Contingent consideration fair value remeasurement	(436)	(29,173)
Mandatorily redeemable preferred stock fair value remeasurement	(6,505)	(9,401)
Recognition of prepaid royalty guarantees	(5,084)	—
Write-down of capitalized software	5,051	—
Inventory reserve charges	3,637	3,083
Gain on sale of the Aircraft	—	(5,689)
Adjustments	7,415	7,335
Adjusted EBITDA	$(7,300)	$(4,494)
•Impairments for the year ended December 31, 2023 relate primarily to the impairments of intangible assets, including goodwill, and impairments on certain of our licensing contracts, and impairments of certain Honey Birdette right-of-use assets and related leasehold improvements.
•Impairments for the year ended December 31, 2022 relate to the impairments of digital assets and other intangible assets, including goodwill.
•Contingent consideration fair value remeasurement for the year ended December 31, 2023 relates to non-cash fair value gain due to the fair value remeasurement of contingent liabilities related to our acquisition of GlowUp that remained unsettled as of December 31, 2023.
•Contingent consideration fair value remeasurement for the year ended December 31, 2022 relates to non-cash fair value change due to contingent liabilities fair value remeasurement resulting from the acquisition of Honey Birdette and GlowUp.
•Mandatorily redeemable preferred stock fair value remeasurement for the years ended December 31, 2023 and 2022 relates to the fair value remeasurement, non-cash fair value gain of the liability for our Series A Preferred Stock.
•Recognition of prepaid royalty guarantees for the year ended December 31, 2023 relates to $5.1 million of prepaid royalty guarantees recognized as revenue in connection with termination of a licensing contract in the fourth quarter of 2023.
•Write-down of capitalized software for the year ended December 31, 2023 relates to restructuring charges taken on direct-to-consumer cloud-based software in the first and fourth quarters of 2023, excluding $0.4 million of costs related to discontinued operations.
•Inventory reserve charges for the year ended December 31, 2023 relate to non-cash inventory reserve charges, excluding certain ordinary inventory reserve items, recorded in the first quarter of 2023 to reflect the restructuring of the Playboy Direct-to-Consumer business.
•Inventory reserve charges for the year ended December 31, 2022 relate to non-cash inventory reserve charges, excluding certain ordinary inventory reserve items, recorded in the third and fourth quarters of 2022 to reflect the restructuring of the Playboy Direct-to-Consumer business.

•Gain on sale of the Aircraft for the year ended December 31, 2022 related to its sale in September 2022.
•Adjustments for the year ended December 31, 2023 are primarily related to consulting, advisory and other costs relating to corporate transactions and other strategic opportunities, as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.
•Adjustments for the year ended December 31, 2022 are related to amortization of the previously capitalized fees allocated to the second issuance of our Series A Preferred Stock in August 2022, severance, consulting, advisory and other costs relating to special projects, including the implementation of internal controls over financial reporting and adoption of accounting standards.
Segments
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Our segment disclosure is based on our intention to provide the users of our consolidated financial statements with a view of the business from our perspective. We operate our business in three primary operating and reportable segments: Direct-to-Consumer, Licensing and Digital Subscriptions and Content. Direct-to-Consumer operations include consumer products sold through brick-and-mortar retail stores and e-commerce sites. Licensing operations include the licensing of one or more of our trademarks, our Playboy retail platform operations effective July 2023, and/or images for consumer products and location-based entertainment businesses. Digital Subscriptions and Content operations include the production, marketing and sales of programming under the Playboy brand name, which is distributed through various channels, including domestic and international television, sales of tokenized digital art and collectibles, and sales of creator content offerings to consumers through the Playboy Club on playboy.com.

	Year Ended December 31,
	2023	2022	$ Change	% Change
Net revenues
Direct-to-consumer	$77,984	$105,177	$(27,193)	(26)%
Licensing	44,292	60,861	(16,569)	(27)
Digital subscriptions and content	20,670	18,709	1,961	10
All other	4	789	(785)	(99)
Total	$142,950	$185,536	$(42,586)	(23)%

Operating (loss) income
Direct-to-consumer	$(98,886)	$(177,388)	$78,502	(44)%
Licensing	(46,898)	(73,979)	27,081	(37)
Digital subscriptions and content	(2,440)	(13,016)	10,576	(81)
Corporate	(42,132)	(32,428)	(9,704)	30
All other	(13)	711	(724)	(102)
Total	$(190,369)	$(296,100)	$105,731	(36)%
Direct-to-Consumer
The decrease in net revenues as compared to the prior year comparative period was primarily due to a $10.6 million decrease in Honey Birdette revenue as a result of a decline in consumer demand and a $16.6 million decrease in revenue from playboy.com e-commerce related to our completion of the transition from an owned-and-operated model to a licensing model in the third quarter of 2023.
The decrease in operating loss as compared to the prior year comparative period was primarily due to a decrease of $87.5 million of non-cash impairment charges on certain of our intangible assets, including goodwill, $6.4 million of reduced digital marketing spend, $3.1 million lower trade name amortization due to accelerated amortization recognized in the prior year period, $5.0 million lower payroll expense as we shift to a capital-light business model, and a $3.1 million decrease in other selling and administrative expenses, partly offset by $14.3 million of lower gross profit as a result of lower revenue in connection with the Company’s discontinuation of owned-and-operated direct-to-consumer businesses, $4.1 million of higher technology costs, primarily due to restructuring charges taken on direct-to-consumer cloud-based software attributable to continuing operations in 2023, a $3.8 million increase in inventory reserve charges, impairment charges of $2.3 million on certain Honey Birdette right-of-use assets and related leasehold improvements, and approximately $1.2 million of severance charges.

Licensing
The decrease in net revenues as compared to the prior year comparative period was primarily due to the decline in contractual revenue and overages from our licensing partners due to weaker consumer demand, net of $5.1 million of prepaid royalty guarantees recognized as revenue in the fourth quarter of 2023 in connection with the termination of a licensing contract.
The decrease in operating loss as compared to the prior year comparative period was primarily due to $44.7 million lower non-cash impairment charges on our trademarks, partly offset by a $3.5 million decrease in licensing gross profit, the $8.7 million impairment of certain licensing contracts, $3.6 million of costs associated with the formation and operation of the China JV, and a $1.9 million increase in legal fees and special projects.
Digital Subscriptions and Content
The increase in net revenues as compared to the prior year comparative period was primarily due to a $4.2 million increase in net revenues from our creator platform, partly offset by a $2.2 million decrease in other digital subscriptions and content revenue.
The decrease in operating loss as compared to the prior year comparative period was primarily attributable to a $2.0 million increase in net revenues, a $2.0 million decrease in expenses related to our creator platform, and the $6.3 million impairment of digital and other assets in the comparable prior year period.
All Other
The decrease in both revenues and operating income was primarily attributable to the recognized revenues related to the fulfillment of magazine subscription obligations in the first quarter of 2022 that did not reoccur in the subsequent periods, as a result of the cessation of publishing of Playboy magazine.
Corporate
The increase in corporate expenses as compared to the prior year comparative period was primarily due to $28.5 million less in non-cash contingent liabilities fair value remeasurement gain relating to our 2021 acquisitions and a $5.7 million gain on the sale of the Aircraft recorded in September 2022, partly offset by $9.3 million of lower stock-based compensation expense, net of $2.3 million of additional stock-based compensation expense (due to the acceleration of certain equity awards in connection with severance payments), $4.6 million lower professional services costs, the elimination of $4.3 million of Aircraft costs following the sale of the Aircraft in the third quarter of 2022, $1.3 million of lower depreciation expense due to the sale of the Aircraft, the $1.1 million impairment of certain assets in the prior year comparative period, and $1.5 million and $1.7 million of lower payroll and recruiting expenses, respectively.
Liquidity and Capital Resources
Sources of Liquidity
Our sources of liquidity are cash generated from operating activities, which primarily includes cash derived from revenue generating activities, from financing activities, including proceeds from our issuance of debt, and proceeds from stock offerings (as described further below), and from investing activities, which included the sale of assets in 2022 and 2023 (as described further below). As of December 31, 2023, our principal source of liquidity was our unrestricted cash in the amount of $28.1 million which is primarily held in operating and deposit accounts.
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
In September 2022, we sold the Aircraft to an unrelated third party and received net proceeds of $16.8 million.
On January 24, 2023, we issued 6,357,341 shares of our common stock in a registered direct offering to a limited number of investors. We received $15 million in gross proceeds from the registered direct offering, and net proceeds of $13.9 million, after the payment of offering fees and expenses.

We also completed a rights offering in February 2023, pursuant to which we issued 19,561,050 shares of common stock. We received net proceeds of approximately $47.6 million from the rights offering, after the payment of offering fees and expenses. We used $45 million of the net proceeds from the rights offering for repayment of debt under our senior secured credit agreement, with the remainder to be used for other general corporate purposes.
On April 4, 2023, we completed the Yandy Sale to an unaffiliated, third-party buyer. The consideration we received for the Yandy Sale consisted of $1.0 million in cash and a $2.0 million secured promissory note payable over three years (which note was then settled in the third quarter of 2023 for a cash payment to us of $1.3 million).
On November 3, 2023, we completed the sale of TLA to an unaffiliated, third-party buyer for approximately $13.5 million in cash (the “Purchase Price”). Approximately $2.1 million of the Purchase Price was placed into a short-term escrow account at the closing of the TLA sale in connection with a post-closing working capital adjustment, certain possible indemnification claims payable by us and for certain post-closing items to be completed by us. As of the date of this Annual Report on Form 10-K, $1.3 million of such escrow funds had been released to us.
In November 2023, we also sold a small amount of our art assets. We expect to continue the sale of our art assets in 2024.
Due to challenging economic conditions in China, collections from certain of our Chinese licensees have slowed significantly, and we have renegotiated terms of certain agreements. In October 2023, we also terminated licensing agreements with certain Chinese licensees, which comprised $152.2 million of the unrecognized trademark licensing revenue under our long-term contracts as of the termination date. Revenue recognized in connection with such contracts that were terminated was $27.1 million during the year ended December 31, 2023. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets.
Since going public in 2021, we have yet to generate operating income from our core business operations and have incurred significant operating losses of $190 million for the year ended December 31, 2023. We expect to continue to incur operating losses for the foreseeable future.
We expect our capital expenditures and working capital requirements in 2024 to be largely consistent with 2023, as we continue to invest in our creator platform. We may, however, need additional cash resources, to fund our operations until the creator platform achieves a level of revenue that provides for operating profitability. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, or dispose of additional assets, and there can be no assurance that we will be successful in these efforts. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our planned level of investment in our creator platform or scale back its operations, which could have an adverse impact on our business and financial prospects.
We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months from the date of filing this Annual Report on Form 10-K. Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity, along with proceeds from asset dispositions and savings from cost reductions initiatives, will be sufficient to meet our obligations as they become due under the A&R Credit Agreement and our other obligations for at least one year following the date of the filing of this Annual Report on Form 10-K. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. However, in the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.
Debt
On April 4, 2023, we entered into Amendment No. 5 (the “Fifth Amendment”) to our senior secured Credit and Guaranty Agreement, dated as of May 25, 2021 (as previously amended on August 11, 2021, August 8, 2022, December 6, 2022 and February 17, 2023, and as further amended by the Fifth Amendment, the “Credit Agreement”) to permit, among other things, the sale of our wholly-owned subsidiary, Yandy Enterprises, LLC (the “Yandy Sale”), and that the proceeds of such sale would not be required to prepay the loans under the Credit Agreement (as amended through the Fifth Amendment); provided that at least 30% of the consideration for the Yandy Sale was paid in cash.
On May 10, 2023 (the “Restatement Date”), we entered into the A&R Credit Agreement to reduce the interest rate applicable to our senior secured debt and the implied interest rate on our Series A Preferred Stock, exchange (and thereby eliminate) our outstanding Series A Preferred Stock, and obtain additional covenant relief and funding.

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
In connection with the A&R Credit Agreement, the original Credit Agreement’s term loans were apportioned into approximately $20.6 million of Tranche A term loans (“Tranche A”) and approximately $189.4 million of Tranche B term loans (“Tranche B”, and together with Tranche A comprising the A&R Term Loans). The prior amortization payments applicable to the total term loan under the original Credit Agreement were eliminated. The A&R Credit Agreement only requires the smaller Tranche A be subject to quarterly amortization payments of approximately $76,000 per quarter. The benchmark rate for the A&R Term Loans is the applicable term of SOFR as published by the U.S. Federal Reserve Bank of New York (rather than London Interbank Offer Rate, as under the original Credit Agreement). As of the Restatement Date, Tranche A accrues interest at SOFR plus 6.25% with a 0.10% SOFR adjustment, and has a SOFR floor of 0.50%. As of the Restatement Date, Tranche B accrues interest at SOFR plus 4.25% with a 0.10% SOFR adjustment, and has a SOFR floor of 0.50%. The stated interest rate of Tranche A and Tranche B term loans as of December 31, 2023 was 11.41% and 9.41%, respectively. The stated interest rate of the term loan pursuant to the Credit Agreement as of December 31, 2022 was 11.01%. The effective interest rate of Tranche A and Tranche B term loans as of December 31, 2023 was 12.03% and 13.30%, respectively. The effective interest rate of the term loan pursuant to the Credit Agreement as of December 31, 2022 was 12.3%.
We obtained additional leverage covenant relief through the first quarter of 2025, with testing of a total net leverage ratio covenant commencing following the quarter ending March 31, 2025, which covenant will be initially set at 7.25:1.00, reducing in 0.25 increments per quarter until the ratio reaches 5.25:1.00 for the quarter ending March 31, 2027.
As a result of the amendment and restatement of the Credit Agreement (the “Restatement”), in the second quarter of 2023, we recorded $8.0 million of gain for partial debt extinguishment and capitalized an additional $21.3 million of debt discount while deferring and continuing to amortize an existing discount of $2.6 million, which will be amortized over the remaining term of our senior secured debt and recorded in interest expense in our consolidated statements of operations. As a result of the Restatement, fees of $0.3 million were expensed as incurred and $0.4 million of debt issuance costs were capitalized in the second quarter of 2023.
In connection with the sale of TLA Acquisition Corp. (“TLA”), on November 2, 2023, we entered into Amendment No. 1 to the A&R Credit Agreement (the “A&R First Amendment”), to permit, among other things: (a) the sale of TLA and the sale of certain other assets (and the proceeds of such sales will not be required to prepay the A&R Term Loans); and (b) the Company to elect, through August 31, 2025, to pay in cash accrued interest equal to the applicable SOFR plus 1.00%, with the remainder of any applicable accrued interest not paid in cash capitalized into the A&R Term Loans. The other terms of the A&R Credit Agreement will remain substantially unchanged from those prior to the A&R First Amendment.
Compliance with the financial covenants as of December 31, 2023 and 2022 was waived pursuant to the terms of the A&R Credit Agreement and the third amendment of the Credit Agreement, respectively.
On March 27, 2024, we entered into a second amendment of the A&R Credit Agreement. See Note 22, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for further details.
Leases
Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring from 2023 to 2033. Some of these leases contain renewal options and rent escalations. As of December 31, 2023 and 2022, our fixed lease obligations were $31.6 million and $33.0 million, respectively, with $7.0 million and $6.3 million due in the next 12 months, respectively. For further information on our lease obligations, see Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cash Flows
The following table summarizes our cash flows from continuing operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Net cash provided by (used in):
Operating activities	$(42,788)	$(64,042)	$21,254	(33)%
Investing activities	13,060	9,377	3,683	39
Financing activities	26,184	11,559	14,625	127
Cash Flows from Operating Activities
The decrease in net cash used in operating activities from continuing operations for year ended December 31, 2023 over the prior year comparable period was due to a $64.2 million decrease in net loss from continuing operations, as well as changes in assets and liabilities that had a current period cash flow impact, such as $17.8 million of changes in working capital, partly offset by $60.8 million of changes in non-cash charges. The change in assets and liabilities as compared to the prior year comparable period was primarily driven by a $7.5 million decrease in accounts receivable due to the timing of royalty collections and modifications of certain trademark licensing contracts, a decrease of $9.7 million in prepaid expenses and other assets primarily due to restructuring charges on direct-to-consumer cloud-based software in 2023, a $2.5 million increase in deferred revenues due to the timing of direct-to-consumer order shipments, a $1.3 million increase in accounts payable due to the timing of payments, and a $9.6 million increase in other liabilities, net, partly offset by a $11.3 million decrease in accrued agency fees and commissions related to the impairment, modification or termination of certain trademark licensing contracts, and a $2.4 million increase in contract assets due to the timing of licensing payments. The change in non-cash charges compared to the change in the prior year comparable period was primarily driven by a $128.6 million decrease in non-cash impairment charges, a $10.9 million decrease in stock-based compensation expense, a $7.4 million change due to extinguishment of debt, and a $5.5 million decrease in depreciation and amortization, partly offset by a $31.6 million change in fair value remeasurement charges, a $44.8 million increase in deferred income taxes, a $3.8 million increase in inventory reserves, $1.8 million of capitalized payment-in-kind interest, the $5.7 million gain on sale of the Aircraft in the third quarter of 2022, and a $3.7 million increase in other non-cash charges, net.
Cash Flows from Investing Activities
The increase in net cash provided by investing activities from continuing operations for the year ended December 31, 2023 over the prior year comparable period was due to $14.3 million of proceeds from the sale of TLA, $1.0 million of proceeds from the Yandy Sale and the $1.3 million payment of a related promissory note, and a $3.9 million decrease in purchases of property and equipment, partly offset by $16.8 million of proceeds from the sale of the Aircraft in the prior year comparable period.
Cash Flows from Financing Activities
The increase in net cash provided by financing activities from continuing operations for the year ended December 31, 2023 over the prior year comparable period was due to net proceeds of $13.9 million from our registered direct offering in January of 2023, net proceeds of $47.6 million from our rights offering in February 2023, gross proceeds of $11.8 million from the amendment and restatement of our senior secured credit agreement in the second quarter of 2023, and a $2.0 million decrease in the payment of financing costs, partly offset by $48.3 million of proceeds from the issuance of Series A Preferred Stock in the prior year comparable period, a $9.7 million increase in the repayment of long-term debt, the repurchase of $1.0 million of our outstanding common stock in the fourth quarter of 2023, and $1.9 million of proceeds from the exercise of stock options in the prior year comparable period.

Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Estimates and judgments used in the preparation of our consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products, economic conditions and other current and future events, such as the impact of international armed conflicts and geopolitical tensions. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the accounting policies below are most critical to understanding our financial condition and historical and future results of operations.
Licensing Revenue Recognition
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
Our stock options vest ratably over the contractual vesting period, which is generally three to four years, and the fair value of the awards is estimated on the date of grant using a Black-Scholes option pricing model. Our restricted stock units vest ratably over the contractual vesting period and the fair value of the awards is estimated on the date of grant as the underlying value of the award. Awards with graded vesting features are recognized over the requisite service period for the entire award. Our performance-based restricted stock units (“PSUs”) vest upon achieving each of certain PLBY’s stock price milestones during the contractual vesting period. For milestones that have not been achieved, such PSUs vest over the derived requisite service period and the fair value of such awards is estimated on the grant date using Monte Carlo simulations. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of PLBY’s common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, and (vi) the expected dividend yield. Forfeitures are recognized when they occur.
Income Taxes
We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, the duration of statutory carryforward periods, and tax planning alternatives. We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals and litigation processes, if any. The second step is to measure the largest amount of tax benefit as the largest amount that is more likely than not to be realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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
Not applicable.

Item 8. Financial Statements and Supplementary Data
PLBY Group, Inc.
Index to Consolidated Financial Statements
Years Ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
PLBY Group, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PLBY Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 29, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Intangible Assets and Goodwill

As described in Notes 1, 2 and 8 to the Company’s consolidated financial statements, goodwill, indefinite-lived trademarks and definite-lived trade names totaled $54.9 million, $145.1 million and $12.3 million as of December 31, 2023, respectively. In the second quarter of 2023, the Company experienced declines in revenue and profitability, which was considered a triggering event, causing the Company to test the recoverability of its goodwill and intangible assets as of June 30, 2023. The Company recognized impairment charges of $66.7 million related to goodwill, $65.5 million related to indefinite-lived trademarks and $5.1 million related to trade names at the impairment date in the second quarter of 2023. In the fourth quarter of 2023, the Company experienced further declines in revenue related to the termination of licensing agreements with certain Chinese licensees due to material, uncured breaches resulting in collectability issues, causing the Company to test the recoverability of the indefinite-lived assets, including goodwill as of October 31, 2023. As a result, the Company recognized a $5.8 million impairment charge on the indefinite-lived trademarks at the impairment date in the fourth quarter of 2023.

We identified the evaluation of goodwill, indefinite-lived trademarks and definite-lived trade names for impairment as a critical audit matter. With respect to goodwill, the determination of the fair value of certain reporting units requires management to determine significant assumptions used in the discounted cash flow valuation model including revenue growth rates and discount rates. With respect to indefinite-lived trademarks, the determination of the fair value requires management to determine significant assumptions used in the discounted cash flow and relief from royalty valuation models including revenue growth rates, royalty rates, and discount rates. With respect to the definite-lived trade names, the determination of the fair value requires management to determine significant assumptions used in the relief from royalty valuation model including revenue growth rates, royalty rates and discount rates. Auditing management’s significant assumptions used in the assessment of the recoverability of goodwill, indefinite-lived trademarks and definite-lived trade names involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of projected revenue growth rates through: (i) evaluating current and historical performance of the identifiable cash flows and (ii) assessing financial projections against external industry data.

•Assessing the reasonableness of royalty rates through: (i) evaluating the current and historical financial results and (ii) for certain indefinite-lived trademarks, also testing a sample of the royalty rates within the Company’s license arrangements.

•Utilizing professionals with specialized skills and knowledge in valuation to assist in assessing the reasonableness of the royalty rates and discount rates used in the determination of fair values.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

Los Angeles, California

March 29, 2024

PLBY Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Net revenues	$142,950	$185,536
Costs and expenses:
Cost of sales	(54,777)	(82,945)
Selling and administrative expenses	(123,554)	(150,535)
Impairments	(154,884)	(283,500)
Contingent consideration fair value remeasurement gain	436	29,173
Gain on sale of the aircraft	—	5,689
Other operating (expense) income, net	(540)	482
Total operating expense	(333,319)	(481,636)
Operating loss	(190,369)	(296,100)
Nonoperating (expense) income:
Interest expense	(23,293)	(17,719)
Gain (loss) on extinguishment of debt	6,133	(1,266)
Fair value remeasurement gain	6,505	9,401
Other income (expense), net	806	(711)
Total nonoperating expense	(9,849)	(10,295)
Loss from continuing operations before income taxes	(200,218)	(306,395)
Benefit from income taxes	13,770	55,704
Net loss from continuing operations	(186,448)	(250,691)
Income (loss) from discontinued operations, net of tax	6,030	(27,013)
Net loss	(180,418)	(277,704)
Net loss attributable to PLBY Group, Inc.	$(180,418)	$(277,704)
Net loss per share from continuing operations, basic and diluted	$(2.60)	$(5.28)
Net income (loss) per share from discontinued operations, basic and diluted	0.07	(0.58)
Net loss per share, basic and diluted	$(2.53)	$(5.86)
Weighted average shares used in computing net loss per share, basic	71,319,437	47,420,376
Weighted average shares used in computing net loss per share, diluted	71,319,437	47,420,376
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(180,418)	$(277,704)
Other comprehensive loss:
Foreign currency translation adjustment	(765)	(20,420)
Other comprehensive loss	(765)	(20,420)
Comprehensive loss	$(181,183)	$(298,124)
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$28,120	$31,815
Restricted cash	1,587	—
Receivables, net of allowance for credit losses	7,496	14,214
Inventories, net	13,000	20,612
Prepaid expenses and other current assets	7,802	16,276
Assets held for sale	11,692	37,801
Total current assets	69,697	120,718
Restricted cash	1,969	3,809
Property and equipment, net	13,514	13,804
Operating right-of-use assets	25,284	28,082
Goodwill	54,899	123,217
Other intangible assets, net	157,901	236,137
Contract assets, net of current portion	8,716	13,680
Other noncurrent assets	2,274	15,137
Total assets	$334,254	$554,584
Liabilities, Redeemable Noncontrolling Interest, and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,500	$13,630
Accrued agency fees and commissions	901	7,785
Deferred revenues, current portion	9,205	10,480
Long-term debt, current portion	304	2,050
Operating lease liabilities, current portion	6,955	6,278
Other current liabilities and accrued expenses	27,066	25,566
Liabilities held for sale	—	27,126
Total current liabilities	58,931	92,915
Deferred revenues, net of current portion	4,641	21,406
Long-term debt, net of current portion	190,115	191,125
Deferred tax liabilities, net	9,304	27,414
Operating lease liabilities, net of current portion	24,621	26,695
Mandatorily redeemable preferred stock, at fair value	—	39,099
Other noncurrent liabilities	957	886
Total liabilities	288,569	399,540
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 0 shares were issued and outstanding as of December 31, 2023; 50,000 shares were issued and outstanding as of December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2023 and 2022; 74,783,683 shares issued and 72,533,754 shares outstanding at December 31, 2023; 47,737,699 shares issued and 47,037,699 shares outstanding at December 31, 2022	7	5
Treasury stock, at cost: 2,249,929 shares and 700,000 shares at December 31, 2023 and 2022, respectively	(5,445)	(4,445)
Additional paid-in capital	690,055	617,233
Accumulated other comprehensive loss	(24,910)	(24,145)
Accumulated deficit	(613,814)	(433,396)
Total stockholders’ equity	45,893	155,252
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$334,254	$554,584
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Series A Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2021	—	$—	42,296,121	$4	$(4,445)	$586,349	$(3,725)	$(155,692)	$422,491
Shares issued in connection with options exercise, net exercised	—	—	495,052	—	—	1,924	—	—	1,924
Shares issued in connection with equity incentive plans	—	—	3,759,122	1	—	—	—	—	1
Shares issued pursuant to a license, services and collaboration agreement	—	—	30,911	—	—	—	—	—	—
Shares issued in connection with asset purchase	—	—	103,570	—	—	1,333	—	—	1,333
Shares issued in connection with preferred shares agreement	50,000	—	—	—	—	—	—	—	—
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	—	—	352,923	—	—	260	—	—	260
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	22,553	—	—	22,553
Reclassification of the fair value of the lock-up shares contingent consideration relating to the acquisition of Honey Birdette	—	—	—	—	—	4,814	—	—	4,814
Other comprehensive loss	—	—	—	—	—	—	(20,420)	—	(20,420)
Net loss	—	—	—	—	—	—	—	(277,704)	(277,704)
Balance at December 31, 2022	50,000	$—	47,037,699	$5	$(4,445)	$617,233	$(24,145)	$(433,396)	$155,252
Issuance of common stock in rights offering	—	—	19,561,050	2	—	47,600	—	—	47,602
Issuance of common stock in registered direct offering	—	—	6,357,341	—	—	13,890	—	—	13,890
Exchange of mandatorily redeemable preferred shares	(50,000)	—	—	—	—	—	—	—	—
Shares issued in connection with equity incentive plans	—	—	1,124,281	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	11,332	—	—	11,332
Shares repurchased pursuant to the 2022 Stock Repurchase Program	—	—	(1,549,929)	—	(1,000)	—	—	—	(1,000)
Other comprehensive loss	—	—	—	—	—	—	(765)	—	(765)
Net loss	—	—	—	—	—	—	—	(180,418)	(180,418)
Balance at December 31, 2023	—	$—	72,533,754	$7	$(5,445)	$690,055	$(24,910)	$(613,814)	$45,893
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(180,418)	$(277,704)
Net loss from continuing operations	$(186,448)	$(250,691)
Income (loss) from discontinued operations, net of tax	$6,030	$(27,013)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,199	12,721
Stock-based compensation	9,597	20,540
Fair value remeasurement of liabilities	(6,941)	(38,574)
Loss on extinguishment of debt	(6,133)	1,266
Impairments	154,884	283,500
Amortization of right of use assets	5,642	5,439
Deferred income taxes	(18,039)	(62,818)
Inventory reserves	6,935	3,095
Gain on sale of aircraft	—	(5,689)
Capitalized paid-in-kind interest	1,848	—
Other, net	3,815	101
Changes in operating assets and liabilities:
Receivables, net	6,570	(925)
Inventories	(469)	(1,069)
Contract assets	(1,228)	1,153
Prepaid expenses and other assets	7,518	(2,149)
Accounts payable	512	(801)
Accrued agency fees and commissions	(6,884)	4,424
Deferred revenues	(18,082)	(20,546)
Operating lease liabilities	(6,102)	(6,397)
Other, net	3,018	(6,622)
Net cash used in operating activities - continuing operations	(42,788)	(64,042)
Net cash (used in) provided by operating activities - discontinued operations	(503)	4,608
Net cash used in operating activities	(43,291)	(59,434)
Cash Flows From Investing Activities
Purchases of property and equipment	(3,547)	(7,425)
Net proceeds from sale of aircraft	—	16,802
Proceeds from promissory note repayment	1,290	—
Proceeds from sale of Yandy	1,000	—
Proceeds from sale of TLA	14,317	—
Net cash provided by investing activities - continuing operations	13,060	9,377
Net cash used in investing activities - discontinued operations	(109)	(624)
Net cash provided by investing activities	12,951	8,753
Cash Flows From Financing Activities
Proceeds from issuance of common stock in rights offering, net	47,602	—
Proceeds from issuance of common stock in registered direct offering, net	13,890	—
Net proceeds from issuance of preferred stock	—	48,250
Settlement of the performance holdback contingent consideration	—	(151)
Repayment of long-term debt	(45,628)	(35,964)
Proceeds from issuance of long-term debt	11,828	—
Payment of financing costs	(508)	(2,500)
Purchase of treasury stock	(1,000)	—
Proceeds from exercise of stock options	—	1,924
Net cash provided by financing activities - continuing operations	26,184	11,559
Effect of exchange rate changes on cash and cash equivalents	208	(740)
Net decrease in cash and cash equivalents and restricted cash	(3,948)	(39,862)
Balance, beginning of year	35,624	75,486
Balance, end of year	$31,676	$35,624
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$28,120	$31,815
Restricted cash	3,556	3,809
Total	$31,676	$35,624
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)
	Year Ended December 31,
	2023	2022
Supplemental Disclosures
Cash (refunded) paid for income taxes	$(1,753)	$5,327
Cash paid for interest	$17,258	$15,546
Supplemental Disclosure of Non-cash Activities
Capitalized stock-based compensation expense	$1,735	$2,014
Purchases of property and equipment	$596	$379
Reclassification of the fair value of the lock-up shares contingent consideration relating to the acquisition of Honey Birdette	$—	$4,814
Right-of-use assets in exchange for lease liabilities - continuing operations	$4,540	$6,209
Right-of-use assets in exchange for lease liabilities - discontinued operations	$1,018	$5,750
Shares issued pursuant to a license, services and collaboration agreement	$—	$237
Shares issued in connection with asset purchase	$—	$1,333
Shares issued in connection with the settlement of the performance holdback contingent consideration relating to the acquisition of GlowUp	$—	$260
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
PLBY Group, Inc. (the “Company”, “PLBY”, “we”, “our” or “us”), together with its subsidiaries, through which it conducts business, is a global consumer and lifestyle company marketing the Playboy brand through a wide range of direct-to-consumer products, licensing initiatives, and digital subscriptions and content, in addition to the sale of direct-to-consumer products under its Honey Birdette brand.
We have three reportable segments: Direct-to-Consumer, Licensing and Digital Subscriptions and Content. See Note 21, Segments.
Basis of Presentation
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
As discussed in Note 3, Assets and Liabilities Held for Sale and Discontinued Operations, the Yandy Enterprises LLC (“Yandy”) and TLA Acquisition Corp. (“TLA”, owner of the Lovers business) disposal groups, previously included in the Direct-to-Consumer segment, were classified as discontinued operations in the consolidated statements of operations for all periods presented. Assets and liabilities of these businesses were classified as assets and liabilities held for sale in the consolidated balance sheets as of December 31, 2022. The sale of Yandy was completed on April 4, 2023 (the “Yandy Sale”). The sale of TLA was completed on November 3, 2023.
Principles of Consolidation
The consolidated financial statements include our accounts and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
The Company follows a monthly reporting calendar, with its fiscal year ending on December 31. Prior to the third quarter of 2022, Honey Birdette (Aust) Pty Limited (“Honey Birdette”), which the Company acquired in August 2021, had different fiscal quarter and year ends than the Company. Honey Birdette followed a fiscal calendar widely used by the retail industry which resulted in a fiscal year consisting of a 52- or 53-week period ending on the Sunday closest to December 31. Honey Birdette’s fiscal year previously consisted of four 13-week quarters, with an extra week added to each fiscal year every five or six years. Honey Birdette’s second fiscal quarter in 2022 consisted of 14 weeks. The difference in prior fiscal periods for Honey Birdette and the Company is considered to be immaterial and no related adjustments have been made in the preparation of these consolidated financial statements.
Reclassifications
Certain prior period amounts in the consolidated statements of operations and consolidated balance sheets have been reclassified to conform with the current period presentation.
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
The following table represents receivables from the Company’s customers exceeding 10% of our total as of December 31, 2023 and 2022:

Customer	December 31, 2023	December 31, 2022
Customer A	*	31%
_________________ *Indicates the receivables for the customer did not exceed 10% of the Company’s total as of December 31, 2023.

The following table represents revenue from the Company’s customers exceeding 10% of the total for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
Customer	2023	2022
Customer A (1)	16%	12%
_________________ (1) The agreement with this licensee was terminated in the fourth quarter of 2023. See Note 4, Revenue Recognition.

Cash Equivalents
Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.
Restricted Cash
At December 31, 2023 and 2022, restricted cash was primarily related to cash collateralized letters of credit we maintained in connection with the lease of our Los Angeles headquarters, Honey Birdette’s term deposit in relation to certain of its leases, as well as cash held in escrow related to the sale of TLA.
Liquidity Assessment and Management’s Plan
Our revenues, results of operations and cash flows have been materially adversely impacted by negative macroeconomic factors beginning in the second quarter of 2022 and continuing through 2023. The persistently challenging macroeconomic and retail environments, including reduced consumer spending and increased price sensitivity in discretionary categories, has significantly impacted our licensees’ performance. Our net revenues from continuing operations for the year ended December 31, 2023 decreased by $42.6 million, compared to the year ended December 31, 2022, and this decline, coupled with investments into our creator platform, drove our impairment charge, operating loss and net loss. For the year ended December 31, 2023, we reported an operating loss from continuing operations of $190.4 million, and negative operating cash flows from continuing operations of $42.8 million. As of December 31, 2023, we had approximately $28.1 million in unrestricted cash and cash equivalents.
As of December 31, 2023, we were in compliance with the covenants under our senior secured credit agreement (including through there being no testing of our Total Net Leverage Ratio (as defined in the A&R Credit Agreement) until for the period ending March 31, 2025). However, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience further material decreases to net sales and operating cash flows and materially higher operating losses, and may experience difficulty remaining in compliance with such covenants. See Note 10, Debt, for further details regarding the terms of our A&R Credit Agreement and the A&R Term Loans (as such terms are defined in Note 10).
We expect our capital expenditures and working capital requirements in 2024 to be largely consistent with 2023, as we continue to invest in our creator platform. We may, however, need additional cash resources, to fund our operations until the creator platform achieves a level of revenue that provides for operating profitability. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, or dispose of additional assets, and there can be no assurance that we will be successful in these efforts. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our planned level of investment in our creator platform or scale back its operations, which could have an adverse impact on our business and financial prospects.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months from the date of filing this Annual Report on Form 10-K. Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity, along with proceeds from asset dispositions and savings from cost reductions initiatives, will be sufficient to meet our obligations as they become due under the A&R Credit Agreement and our other obligations for at least one year following the date of the filing of this Annual Report on Form 10-K. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. However, in the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.
The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Accounts Receivable, Net
Trade receivables are reported at their outstanding unpaid balances, less allowances for expected credit losses. The allowances for expected credit losses are increased by the recognition of bad debt expense and decreased by charge-offs (net of recoveries) or by reversals to income. In determining expected credit losses, we consider our historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. A receivable balance is written off when we deem the balance to be uncollectible. The allowance for expected credit losses was immaterial at December 31, 2023 and 2022.
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
Intangible Assets and Goodwill
Indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of Playboy-branded trademarks. We perform annual impairment testing on our Playboy-branded trademarks in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce their fair value below the carrying value.
We evaluate the indefinite-lived Playboy-branded trademarks for impairment using discounted cash flow and the relief from royalty methods. This valuation approach requires that we make a number of assumptions to estimate fair value, including projections of future revenues, market royalty rates, tax rates, discount rates and other relevant variables. The projections we use in the model are updated each time a quantitative impairment test is performed and will change over time based on the historical performance and changing business conditions. If the carrying value of the trademark exceeds its estimated fair value, an impairment charge is recognized for the excess amount.

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
In the third quarter of 2022, as a result of macroeconomic factors, we experienced declines in revenue and profitability, causing us to test the recoverability of its goodwill and other intangible assets as of September 1, 2022. The quantitative test performed indicated that the fair value of our indefinite-lived Playboy-branded trademarks was less than their carrying value. We recognized $116.0 million of impairment charges on our indefinite-lived assets at the impairment date in the third quarter of 2022. A quantitative impairment test performed on goodwill utilized the income approach, under which fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The quantitative test performed indicated that the carrying value of certain of our reporting units exceeded their fair value. As a result, we recognized $117.4 million of impairment charges on our goodwill at the impairment date in the third quarter of 2022, excluding $16.4 million of impairment charges related to discontinued operations.
In the second quarter of 2023, we experienced further declines in revenue and profitability, causing us to test the recoverability of our indefinite-lived assets, including goodwill, as of June 30, 2023. As a result, we recognized $65.5 million of impairment charges on our indefinite-lived Playboy-branded trademarks at the impairment date in the second quarter of 2023. In addition, impairment charges on our goodwill at the impairment date were $66.7 million in the second quarter of 2023. There were no impairment charges to goodwill recognized in the third or fourth quarter of 2023.
In the fourth quarter of 2023, we experienced declines in revenue related to the termination of licensing agreements with certain Chinese licensees due to material, uncured breaches resulting in collectability issues, causing us to test the recoverability of our indefinite-lived assets, including goodwill, as of October 31, 2023. As a result, we recognized $5.8 million of impairment charges on our indefinite-lived Playboy-branded trademarks at the impairment date in the fourth quarter of 2023.
Definite-lived intangible assets include distribution agreements and trade names, which we recognized in connection with our business combinations. Because these assets were recognized as identifiable intangible assets in connection with our previous business combinations, we do not incur costs to renew or extend their terms. All of our definite-lived intangible assets are amortized using the straight-line method over their useful lives.
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
In the fourth quarter of 2023, we recorded $2.3 million of impairment charges related to certain Honey Birdette right-of-use assets and related leasehold improvements. We recognized $5.1 million of impairment charges on our trade names at the impairment date in the second quarter of 2023, and $46.8 million of impairment charges on our trade names and certain other assets at the impairment date in the third quarter of 2022, excluding $8.3 million of impairment charges related to discontinued operations.

Assets and Liabilities Held for Sale and Discontinued Operations
We classify assets and liabilities as held for sale, collectively referred to as the disposal group, when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, it is unlikely that significant changes will be made to the plan, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, and the sale of the assets is expected to be completed within one year. A disposal group that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The fair value of a disposal group less any costs to sell is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
We account for discontinued operations when assets and liabilities of a disposal group are classified as held for sale, or have been sold, and only if the disposal represents a strategic shift that has or will have a meaningful effect on our operations and financial results. We aggregate the results of operations for discontinued operations into a single line item in the consolidated statements of operations for all periods presented. General corporate overhead is not allocated to discontinued operations. See Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.
Leases

We determine if an arrangement is a lease at inception. We determine the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. We use the non-cancelable lease term when recognizing the right-of-use (“ROU”) assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. We account for lease components and non-lease components as a single lease component. Modifications are assessed to determine whether incremental differences result in new contract terms and accounted for as a new lease or whether the additional right of use should be included in the original lease and continue to be accounted for with the remaining ROU asset.

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
Direct-To-Consumer Products
We generate revenue from the sale of intimates and other apparel and accessories, primarily through our direct-to-consumer channels (e-commerce sites and brick-and-mortar retail stores). We recognize e-commerce revenue upon delivery of the purchased goods to the buyer as our performance obligation, consisting of the sale of goods, is satisfied at this point in time when control is transferred. We recognize retail store revenue at a point in time when a store satisfies a performance obligation and transfers control of the product to the customer. Our revenue is recognized net of incentives and estimated returns. We periodically offer promotional incentives to customers, including basket promotional code discounts and other credits, that are treated as a reduction of revenue.

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
Digital Subscriptions and Content
Digital subscription revenue is derived from subscription sales of playboyplus.com and playboy.tv primarily, which are online content platforms. Digital subscriptions represent a stand-ready obligation to provide continuous access to the platform, which is satisfied ratably over the term of the subscription. We receive fixed consideration shortly before the start of the subscription periods from these contracts, which are primarily sold in monthly, annual, or lifetime subscriptions. Revenues from lifetime subscriptions are recognized ratably over a five-year period, representing the estimated period during which the customer accesses the platforms. Revenues from digital subscriptions are recognized ratably over the subscription period.
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
Gift Card Liabilities
We account for gift cards sold to customers by recording a liability in other current liabilities and accrued expenses in our consolidated balance sheets at the time of sale, which is recognized as revenue when redeemed or when we have determined the likelihood of redemption to be remote, referred to as gift card breakage. Depending on the jurisdiction in which we operate, gift cards sold to customers have expiration dates from three to five years from the date of sale, or they do not expire and may be subject to escheatment rights. Our gift card liability totaled $1.6 million, $1.6 million and $1.2 million as of December 31, 2023, 2022 and 2021, respectively. Revenue recognized from unredeemed gift card beginning balances was $0.1 million for the years ended December 31, 2023 and 2022.
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency fees, website expenses, digital platform expenses, marketplace traffic acquisition costs, credit card processing fees, personnel and affiliate costs, including stock-based compensation, costs associated with branding events, customer shipping and handling expenses, fulfillment activity costs and freight-in expenses.
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
Contingent Consideration Fair Value Remeasurement Gain
Contingent consideration fair value remeasurement gain consists of non-cash changes in the fair value of contingent consideration recorded in conjunction with our acquisitions of GlowUp Digital Inc. (“GlowUp”) and Honey Birdette.
Advertising Costs

We expense advertising costs as incurred. Advertising expenses were $6.0 million and $14.4 million for the years ended December 31, 2023 and 2022, respectively, excluding $2.9 million and $10.3 million, respectively, of advertising costs related to discontinued operations. We also have various arrangements with customers pursuant to which we reimburse them for a portion of their advertising costs in the form of co-op marketing which provide advertising benefits to us. The costs that we incur for such advertising costs are recorded as a reduction of revenue.
Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options, restricted stock units and performance stock units granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized ratably in earnings, generally over the period during which the recipient is required to provide service. We adjust compensation expense based on actual forfeitures, as necessary. In the event of a modification to a previously granted award, the incremental cost of the modification is added to the unamortized cost as of the modification date and amortized over the remaining portion of the requisite service period of the modified award.

Our stock options vest ratably over the contractual vesting period, which is generally three to four years, and the fair value of the awards is estimated on the date of grant using a Black-Scholes option pricing model. The expected term of the stock options is estimated using the simplified method, as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The expected term represents an estimate of the time options are expected to remain outstanding. Our restricted stock units vest ratably over the contractual vesting period and the fair value of the awards is estimated on the date of grant as the underlying value of the award. Awards with graded vesting features are recognized over the requisite service period for the entire award. Our performance-based restricted stock units (“PSUs”) vest ratably over the derived requisite service period, which is generally two years, or upon achieving one of certain PLBY’s performance milestones during the contractual vesting period, with certain awards vesting fully upon change in control of the Company or upon sale of the majority of the assets of the Company. For milestones that have not been achieved, such PSUs vest over the derived requisite service period and the fair value of such awards is estimated on the grant date using Monte Carlo simulations. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of PLBY’s common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price and (vi) the expected dividend yield. Forfeitures are recognized when they occur.
Income Taxes
We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, the duration of statutory carryforward periods, and tax planning alternatives. We use a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals and litigation processes, if any. The second step is to measure the largest amount of tax benefit as the largest amount that is more likely than not to be realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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
The Company has a valuation allowance due to management’s overall assessment of risks and uncertainties related to its future ability in the U.S. to realize and, hence, utilize certain deferred tax assets, primarily consisting of net operating losses (“NOLs”), carry forward temporary differences and future tax deductions.
The effective tax rate for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized are settled at an amount which differs from the Company’s estimate. Finally, if the Company is impacted by a change in the valuation allowance resulting from a change in judgment regarding the realizability of deferred tax assets, such effect will be recognized in the interim period in which the change occurs.
Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive loss represents foreign currency translation adjustment attributable to Honey Birdette operations. Refer to Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were immaterial for the years ended December 31, 2023 and 2022.
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

Recently Adopted Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-06 Reference Rate Reform (“Topic 848”) “Deferral of the Sunset Date of Topic 848”, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Topic 848 provides optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The standard was effective upon issuance, and we may apply the optional expedients and elections in Topic 848 prospectively through December 31, 2024. Upon amendment and restatement of our senior secured credit agreement on May 10, 2023, LIBOR was replaced with the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. See Note 10, Debt. The provisions of this pronouncement did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU’s amendments are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this pronouncement on our disclosures.
In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which addresses the accounting and disclosure requirements for certain crypto assets. This ASU requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for all entities holding assets that meet certain scope criteria for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual periods. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. We do not expect this pronouncement to have a material impact on our financial statements, and are currently evaluating its impact on our disclosures and consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU’s amendments are effective for all entities that are subject to Topic 740, Income Taxes, for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this pronouncement on our disclosures.

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

For cash equivalents, receivables and certain other current assets and liabilities at December 31, 2023 and 2022, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the refinancing of our senior secured debt in May 2021, its amendment in August 2021, August 2022, December 2022, and February 2023, as well as its amendment and restatement in May 2023 and further amendment in November 2023, we believe that its carrying value as of December 31, 2023 and 2022 approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. See Note 10, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy. The fair value of our artwork is based on estimated market prices obtained from an independently prepared appraisal, or management’s judgment as to the salable value of similar works of art, and is classified within Level 2 of the valuation hierarchy.
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(399)	$(399)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(835)	$(835)
Mandatorily redeemable preferred stock	—	—	(39,099)	(39,099)
Total liabilities	$—	$—	$(39,934)	$(39,934)
There were no transfers of Level 3 financial instruments during the periods presented.
Contingent consideration liability relates to the contingent consideration recorded in connection with our 2021 acquisition of GlowUp Digital Inc., which was acquired to build our creator platform, and represents the fair value for shares which may be still be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of December 31, 2023 and 2022.
We recorded the acquisition-date fair value of these contingent liabilities as part of the consideration transferred. The fair value option was elected for these contingent liabilities, as we believe fair value best reflects the expected future economic value. The fair value of contingent and deferred consideration was estimated using either (i) a Monte Carlo simulation analysis in an option pricing framework, using revenue projections, volatility and stock price as key inputs or (ii) a scenario-based valuation model using probability of payment, certain cost projections, and either discounting (in the case of cash-settled consideration) or stock price (for share-settled consideration) as key inputs. The analysis approach was chosen based on the terms of each purchase agreement and our assessment of appropriate methodology for each case. The contingent payments and value of stock issuances are subsequently remeasured to fair value each reporting date using the same fair value estimation method originally applied with updated estimates and inputs as of December 31, 2023. We recorded $0.4 million and $29.2 million of fair value change as a result of contingent liabilities fair value remeasurement in 2023 and 2022, respectively. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in key inputs described above could have an impact on the payout of contingent consideration.
Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial issuance date), and our subsequent Series A Preferred Stock liability, valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. The fair value option was elected for Series A Preferred Stock liability, as we believe fair value best reflects the expected future economic value. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. In May 2023, in connection with the amendment and restatement of our senior secured credit agreement, the outstanding Series A Preferred Stock was exchanged for debt (and thereby eliminated). See Note 10, Debt, for further details. The fair value gain recorded in nonoperating income as a result of remeasurement of the fair value of our Series A Preferred Stock during the years ended December 31, 2023 and 2022 was $6.5 million, and $9.4 million, respectively. We classified financial liabilities associated with our Series A Preferred Stock as Level 3 due to the lack of relevant observable inputs.
The following table provides information regarding significant unobservable inputs used in the valuation of our Series A Preferred Stock measured and recorded at fair value upon its exchange for debt in connection with the amendment and restatement of our senior secured credit agreement in May 2023 (amounts in thousands):

Total Fair Value	Valuation Technique	Unobservable Inputs	Rate
$32,594	Binomial lattice model	Preferred credit spread (annual)	18%
		Yield volatility	50%
		Dividend settlement	Paid-in-kind (PIK)
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the year ended December 31, 2023 (in thousands):

	Contingent Consideration	Mandatorily Redeemable Preferred Stock Liability	Total
Balance at December 31, 2022	$835	$39,099	$39,934
Change in fair value and other	(436)	(6,505)	(6,941)
Mandatorily redeemable preferred stock	—	(32,594)	(32,594)
Balance at December 31, 2023	$399	$—	$399
The decrease in the fair value of the contingent consideration for the year ended December 31, 2023 was primarily due to a decrease in a price per share of our common stock.
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
The assumptions used in measuring fair value of assets and liabilities held for sale are considered Level 3 inputs, which include recent purchase offers and market comparables. During the year ended December 31, 2023, impairment charges recorded in relation to assets and liabilities held for sale were immaterial.
Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. Generally, the Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, including digital assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. Recognized losses related to the impairment of our digital assets during the year ended December 31, 2023 were immaterial, and the fair value of our digital assets was immaterial as of December 31, 2023. Recognized losses related to the impairment of our digital assets during the year ended December 31, 2022 were $4.9 million, which had a fair value of $0.3 million as of December 31, 2022. Fair value of digital assets held is predominantly based on Level 1 inputs.
We use an income approach, using discounted cash flow and relief from royalty valuation models with Level 3 inputs to measure the fair value of our non-financial assets, including goodwill, indefinite-lived trademarks and definite-lived trade names, and liabilities. With respect to goodwill, key assumptions applied in an income approach using the discounted cash flow valuation model include revenue growth rates and discount rates. With respect to indefinite-lived trademarks, key assumptions used in the income approach and the relief from royalty valuation model include revenue growth rates, royalty rates, and discount rates. With respect to the definite-lived trade names, key assumptions used in the relief from royalty valuation model include revenue growth rates, royalty rates and discount rates. Our cash flow projections represent management’s most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings. Terminal values are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted-average cost of capital and long-term growth rates. Changes in key assumptions, namely discount rates, royalty rates and growth rates, could have an impact on the fair value of our non-financial assets and liabilities. At the impairment date in the fourth quarter of 2023, we recorded impairment charges on our indefinite-lived Playboy-branded trademarks of $5.8 million. At the impairment date in the second quarter of 2023 and the third quarter of 2022, we recorded impairment charges on our intangible assets, including goodwill, indefinite-lived trademarks, trade names and certain other assets of $137.3 million and $279.2 million, respectively. See Note 8, Intangible Assets and Goodwill, for further information.

The following table provides information regarding significant unobservable inputs used in the valuation of our intangible assets measured and recorded at fair value at the impairment date (dollar amounts in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range
October 31, 2023
Indefinite-lived trademarks	$145,087	Multi-period excess earnings method	Revenue growth rate	(39.2)% - 52.4%
			Discount rate	17.0%
		Relief from royalty	Revenue growth rate	(9.9)% - 233.0%
			Royalty rate	7.0%
			Discount rate	17.0% - 30.0%
June 30, 2023
Indefinite-lived trademarks	150,650	Multi-period excess earnings method	Revenue growth rate	(0.6)% - 52.6%
			Discount rate	16.0%
		Relief from royalty	Revenue growth rate	(34.5)% - 200.0%
			Royalty rate	7.0%
			Discount rate	16.0% - 28.0%
Trade names	12,550	Relief from royalty	Revenue growth rate	3.0% - 10.0%
			Royalty rate	3.0%
			Discount rate	17.0%
Goodwill	21,176	Discounted cash flow	Revenue growth rate	3.0% - 10.0%
			Discount rate	14.0%
September 1, 2022
Indefinite-lived trademarks	216,185	Multi-period excess earnings method	Revenue growth rate	2.5% - 12.3%
			Discount rate	18.0%
		Relief from royalty	Revenue growth rate	(5.0)% - 10.0%
			Royalty rate	2.0% - 7.0%
			Discount rate	18.0%
Trade names	20,032	Relief from royalty	Revenue growth rate	2.5% - 10.0%
			Royalty rate	0.3% - 4.0%
			Discount rate	19.0% - 35.0%
Goodwill	90,498	Discounted cash flow	Revenue growth rate	3.0% - 10.0%
			Discount rate	16.0%

3. Assets and Liabilities Held for Sale and Discontinued Operations
In the second quarter of 2023, we announced plans to explore strategic disposition opportunities in our Direct-to-Consumer business as we pursue a capital-light business model focused on our most valuable brands, Playboy and Honey Birdette.
On April 4, 2023, we completed the sale of all of the membership interests of our wholly-owned subsidiary, Yandy Enterprises, LLC, to an unaffiliated, private, third-party buyer (“Yandy Buyer”). The consideration paid by the Yandy Buyer for the Yandy Sale consisted of $1 million in cash and a $2 million secured promissory note, which accrued interest at 8% per annum, was payable over three years and was secured by substantially all the assets of Yandy and the Yandy Buyer’s interests in Yandy. The sale resulted in a loss of $0.3 million before income taxes. Transaction expenses incurred in connection with the sale were immaterial. In connection with the Yandy Sale, on April 4, 2023, we entered into a sublease agreement with Yandy (under its new ownership by Yandy Buyer) for Yandy’s warehouse on substantively the same terms as the original lease. As a result, Yandy’s warehouse right of use assets and related lease liabilities, including leasehold improvements associated with the lease, remained on our consolidated balance sheet as of December 31, 2023.

On October 3, 2023, we entered into a Stock Purchase Agreement (the “SPA”) with LV Holding, LLC (“TLA Buyer”) for the sale of TLA (the “Transaction”). We closed the Transaction on November 3, 2023. Pursuant to the terms and subject to the conditions set forth in the SPA, TLA Buyer acquired from Playboy Enterprises, Inc., a wholly-owned subsidiary of PLBY Group, Inc. and the holder of all equity of TLA (“Seller”), all of the issued and outstanding equity interests of TLA, which held and operated the Lovers business, for approximately $13.5 million in cash (the “Purchase Price”). We also received approximately $0.8 million as part of a working capital adjustment following closing of the Transaction. Approximately $2.1 million of the Purchase Price was placed into a short-term escrow account at the closing of the Transaction in connection with a post-closing working capital adjustment, certain possible indemnification claims payable by the Seller and for certain post-closing items to be completed by Seller. The sale resulted in a gain of $7.7 million before income taxes.
As of June 30, 2023, Yandy and TLA disposal groups met the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as discontinued operations for all periods presented, as the divestiture of Yandy and TLA in the aggregate represents a strategic shift that has or will have a major effect on our operations and financial results. Their assets and liabilities are classified as current assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2022.
In the fourth quarter of 2023, in further pursuit of a capital-light business model and to release additional working capital, we initiated the sale of certain pieces of our artwork at auction. As of December 31, 2023, this disposal group met the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as current assets held for sale in our consolidated balance sheet as of December 31, 2023.
The following table summarizes the components of income (loss) from discontinued operations, net of tax in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022
Net revenues	$39,564	$81,397
Costs and expenses:
Cost of sales	(17,931)	(46,697)
Selling and administrative expenses	(21,097)	(39,620)
Impairments	—	(24,665)
Total operating expense	(39,028)	(110,982)
Operating income (loss)	536	(29,585)
Nonoperating income:
Other income	77	217
Total nonoperating income	77	217
Income (loss) from discontinued operations	613	(29,368)
Gain on dispositions, net before income taxes	7,489	—
Income (loss) from discontinued operations before income taxes	8,102	(29,368)
(Expense) benefit from income taxes	(2,072)	2,355
Income (loss) from discontinued operations, net of tax	$6,030	$(27,013)

The major classes of assets and liabilities classified as held for sale in the accompanying consolidated balance sheets were as follows (in thousands):

	December 31,
	2023	2022
Assets
Receivables, net of allowance for credit losses	$—	$4,206
Inventories, net	—	12,477
Prepaid expenses and other current assets	—	1,309
Property and equipment, net	—	3,571
Operating right-of-use assets	—	13,183
Artwork held for sale	11,692	—
Deferred tax assets	—	2,121
Other intangible assets, net	—	471
Other noncurrent assets	—	463
Total assets held for sale	$11,692	$37,801
Liabilities
Accounts payable	$—	$6,541
Deferred revenues	—	282
Operating lease liabilities	—	13,682
Other current liabilities and accrued expenses	—	6,621
Total liabilities held for sale	$—	$27,126
4. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract liabilities are classified as deferred revenue in the consolidated balance sheets as of December 31, 2023 and 2022.
The following table summarizes our contract assets and certain contract liabilities (in thousands). This table excludes $4.2 million and $0.8 million of accounts receivable included in assets held for sale in the consolidated balance sheets as of December 31, 2022 and 2021, respectively, and $0.3 million and $1.1 million of contract liabilities included in assets held for sale in the consolidated balance sheets as of December 31, 2022 and 2021, respectively. See Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	December 31,
	2023	2022	2021
Accounts receivable	$7,496	$14,214	$13,297
Contract Balances:
Contract assets, current portion	$1,547	$2,559	$77
Contract assets, net of current portion	8,716	13,680	17,315
Contract liabilities, current portion	(9,205)	(10,480)	(9,930)
Contract liabilities, net of current portion	(4,641)	(21,406)	(42,532)
Contract liabilities, net	$(3,583)	$(15,647)	$(35,070)

The following table provides a roll-forward of our netted contract assets and contract liabilities from continuing operations (in thousands):

Contract Liabilities, Net
Balance at December, 31, 2021	$(35,070)
Revenues recognized that were included in gross contract liabilities at December, 31, 2021	54,840
Contract assets reclassified to accounts receivable in 2022	(28,947)
Cash received in advance since prior year and remains in net contract liabilities at December, 31, 2022	(5,946)
Contract modifications and terminations in 2022	(524)
Balance at December, 31, 2022	$(15,647)
Revenues recognized that were included in gross contract liabilities at December, 31, 2022 (1)	41,919
Contract assets reclassified to accounts receivable in 2023	(30,295)
Cash received in advance since prior year and remains in net contract liabilities at December, 31, 2023	(5,170)
Contract impairments, modifications and terminations in 2023	5,610
Balance at December, 31, 2023	$(3,583)
_________________ (1) Includes $5.1 million of revenue recognized from prepaid royalty guarantees in connection with a licensing contract terminated in the fourth quarter of 2023.
Future Performance Obligations
In the second half of 2023, we updated the revenue recognition for certain of our licensees pursuant to their contract modifications and expected collectability, which resulted in the impairment of corresponding assets of $8.7 million.
In the fourth quarter of 2023, we terminated or impaired licensing agreements with certain Chinese licensees due to material, uncured breaches resulting in collectability issues. Revenue recognized in connection with such contracts was $27.1 million during the year ended December 31, 2023, out of which $5.1 million was attributable to prepaid royalty guarantees recorded as revenue in the fourth quarter of 2023. The decrease in revenue from such licensees, compared to the comparable prior year period, was $18.5 million during the year ended December 31, 2023, excluding $5.1 million of revenues recognized from prepaid royalty guarantees upon terminations in the fourth quarter of 2023.
As of December 31, 2023, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $38.8 million, of which $30.0 million relates to trademark licensing, with $8.9 million attributable to long-term licenses with Chinese licensees, $5.2 million relates to digital subscriptions and products, and $3.6 million relates to other obligations. Unrecognized trademark licensing revenue under our long-term contracts immediately prior to their terminations was $152.2 million. Due to challenging economic conditions in China, collections from certain Chinese licensees there have slowed significantly. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets.
Unrecognized revenue of the Licensing revenue stream, excluding revenue from licensing agreements terminated in the fourth quarter of 2023, as discussed in Note 1, Basis of Presentation, will be recognized over the next seven years, of which 90% will be recognized in the first five years. Unrecognized revenue of the digital subscriptions and products revenue stream will be recognized over the next five years, of which 43% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands), excluding revenues from discontinued operations:

	Year Ended December 31, 2023
	Licensing	Direct-to- Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$44,292	$—	$—	$—	$44,292
Digital subscriptions and products	—	—	12,923	4	12,927
TV and cable programming	—	—	7,747	—	7,747
Consumer products	—	77,984	—	—	77,984
Total revenues	$44,292	$77,984	$20,670	$4	$142,950

	Year Ended December 31, 2022
	Licensing	Direct-to- Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$60,861	$—	$—	$—	$60,861
Magazine, digital subscriptions and products	—	—	9,333	789	10,122
TV and cable programming	—	—	9,376	—	9,376
Consumer products	—	105,177	—	—	105,177
Total revenues	$60,861	$105,177	$18,709	$789	$185,536
The following table disaggregates revenue by point-in-time versus over time (in thousands), excluding revenues from discontinued operations:

	Year Ended December 31,
	2023	2022
Point in time	$82,395	$105,863
Over time	60,555	79,673
Total revenues	$142,950	$185,536
5. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (first-in, first-out) and net realizable value (in thousands).The table excludes $12.5 million of inventory, net, which is included in assets held for sale in the consolidated balance sheet as of December 31, 2022. See Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	December 31,
	2023	2022
Editorial and other pre-publication costs	$242	$690
Merchandise finished goods	12,758	19,922
Total	$13,000	$20,612
At December 31, 2023 and 2022, reserves for slow-moving and obsolete inventory related to merchandise finished goods amounted to $5.5 million and $3.6 million, respectively. Reserves for slow-moving and obsolete inventory as of December 31, 2022 excludes $1.4 million of inventory reserves included in assets held for sale in the consolidated balance sheets as of December 31, 2022. See Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are set forth in the table below (in thousands). The table excludes $1.3 million of assets included in assets held for sale in the consolidated balance sheet as of December 31, 2022. See Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	December 31,
	2023	2022
Prepaid taxes	$—	$2,380
Prepaid insurance	858	1,074
Contract assets, current portion	1,547	2,559
Prepaid software	1,488	3,714
Prepaid inventory not yet received	703	3,397
Promissory note receivable	1,632	—
Prepaid platform fees	—	951
Other	1,574	2,201
Total	$7,802	$16,276

In 2023, we significantly restructured our technology expenses, and cost-excessive and under-utilized software packages were either terminated or not renewed upon expiration of applicable agreements. This resulted in a restructuring charge of $5.1 million recorded in selling and administrative expenses in the consolidated results of operations for the year ended December 31, 2023, excluding $0.4 million of costs related to discontinued operations, out of which $1.5 million was the accelerated amortization of prepaid software.
7. Property and Equipment, Net
Property and equipment, net is set forth in the table below (in thousands). The table excludes $3.6 million of property and equipment, net, included in assets held for sale in the consolidated balance sheet as of December 31, 2022. See Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	December 31,
	2023	2022
Leasehold improvements	$10,682	$9,096
Construction in progress	692	782
Equipment	3,747	3,704
Internally developed software	10,812	7,096
Furniture and fixtures	1,932	1,953
Total property and equipment, gross	27,865	22,631
Less: accumulated depreciation	(14,351)	(8,827)
Total	$13,514	$13,804
The aggregate depreciation expense related to property and equipment, net was $5.4 million and $5.6 million for the years ended December 31, 2023 and 2022, respectively. Depreciation expense related to property and equipment attributable to discontinued operations was immaterial for the years ended December 31, 2023 and 2022.
8. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of $145.1 million and $216.0 million of Playboy-branded trademarks as of December 31, 2023 and 2022, respectively. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs capitalized during the years ended December 31, 2023 and 2022 were immaterial.
At the impairment date in the third quarter of 2022, we recorded non-cash asset impairment charges related to a write-down of goodwill by $117.4 million (excluding $16.4 million of impairment charges related to discontinued operations), a write-down of indefinite-lived trademarks by $116.0 million, and a write-down of trade names and other assets by $45.8 million (excluding $8.3 million of impairment charges related to discontinued operations). See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for additional disclosures about impairment charges.
At the impairment date in the second quarter of 2023, as a result of ongoing impacts to our revenue, including declines in consumer demand and discontinued operations, we recorded non-cash asset impairment charges related to the write-down of goodwill of $66.7 million, to indefinite-lived trademarks of $65.5 million, and to trade names and certain other assets of $5.1 million.
In the fourth quarter of 2023, we experienced further declines in revenue related to the termination of licensing agreements with certain Chinese licensees due to material, uncured breaches resulting in collectability issues. As a result, we recognized $5.8 million of impairment charges on our indefinite-lived Playboy-branded trademarks at the impairment date in the fourth quarter of 2023.

The table below summarizes our intangible assets, net (in thousands). The table excludes $0.5 million of other intangible assets, net included in assets held for sale in the consolidated balance sheets as of December 31, 2022. See Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	December 31,
	2023	2022
Digital assets, net	$5	$327
Total amortizable intangible assets, net	12,809	19,796
Total indefinite-lived intangible assets	145,087	216,014
Total	$157,901	$236,137
Impairment charges related to our digital assets, comprised of the cryptocurrency “Ethereum”, were immaterial for the year ended December 31, 2023. Impairment charges related to our digital assets for the year ended December 31, 2022 were $4.9 million.
Our amortizable intangible assets consisted of the following (in thousands):

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments(1)	Net Carrying Amount
December 31, 2023
Trade names	12	$71,524	$(8,427)	$(50,825)	$12,272
Distribution agreements	15	3,720	(3,183)	—	537
Total		$75,244	$(11,610)	$(50,825)	$12,809
_________________ (1) Includes the impairment charges on trade names of $5.1 million during the year ended December 31, 2023. The offset relates to foreign currency translation.
The table below excludes TLA’s trade names and Yandy’s trade names and customer list as these were included in assets held for sale in the consolidated balance sheets as of December 31, 2022.

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments(1)	Net Carrying Amount
December 31, 2022
Trade names	12	$71,458	$(6,881)	$(45,566)	$19,011
Distribution agreements	15	3,720	(2,935)	—	785
Developed technology	3	2,300	(2,300)	—	—
Total		$77,478	$(12,116)	$(45,566)	$19,796
_________________ (1) Includes the impairment charges on trade names of $44.9 million during the year ended December 31, 2022. The offset relates to foreign currency translation.
The aggregate amortization expense for definite-lived intangible assets included in loss from continuing operations was $1.8 million and $7.2 million for the years ended December 31, 2023, and 2022, respectively. Amortization expense for definite-lived intangible assets attributable to discontinued operations was immaterial for the years ended December 31, 2023 and 2022.
As of December 31, 2023, expected amortization expense relating to definite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

2024	$1,445
2025	1,445
2026	1,238
2027	1,197
2028	1,197
Thereafter	6,287
Total	$12,809

Goodwill
Changes in the carrying value of goodwill for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Gross Goodwill	Impairments	Net Goodwill
Balance at December 31, 2021	$254,214	$—	$254,214
Foreign currency translation adjustment in relation to Honey Birdette	(13,557)	—	(13,557)
Impairments(1)	—	(117,440)	(117,440)
Balance at December 31, 2022	$240,657	$(117,440)	$123,217
Foreign currency translation adjustment in relation to Honey Birdette	(1,658)	—	(1,658)
Impairments (1)	—	(66,660)	(66,660)
Balance at December 31, 2023	$238,999	$(184,100)	$54,899
_________________
(1) As of the impairment dates. Impairment charges on goodwill recorded in the consolidated statements of operations for the years ended December 31, 2023 and 2022 were $67.5 million and $115.2 million, respectively. The offset relates to foreign currency translation.

Changes in the recorded carrying value of goodwill for the year ended December 31, 2023 by reportable segment were as follows (in thousands):

	Direct-to-Consumer	Licensing	Digital Subscriptions and Content
Balance at December 31, 2022	$90,117	$—	$33,100
Foreign currency translation and other adjustments	(1,658)	—	—
Impairments (1)	(66,660)	—	—
Balance at December 31, 2023	$21,799	$—	$33,100
_________________
(1) As of the impairment date. Goodwill impairment charges recorded in the consolidated statements of operations during the year ended December 31, 2023 were $67.5 million. The difference from the amount shown in the table is due to foreign currency translation.

9. Other Current Liabilities and Accrued Expense
Other current liabilities and accrued expenses are set forth in the table below (in thousands). The table excludes $6.6 million of other current liabilities and accrued expenses included in assets held for sale in the consolidated balance sheet as of December 31, 2022, respectively. See Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	December 31,
	2023	2022
Accrued interest	$3,040	$2,096
Accrued salaries, wages and employee benefits	4,157	3,850
Outstanding gift cards and store credits	1,618	1,571
Inventory in transit	564	6,510
Taxes	8,479	4,542
Accrued creator fees	2,113	460
Other	7,095	6,537
Total	$27,066	$25,566

10. Debt
The following table sets forth debt (in thousands):

	December 31,
	2023	2022
Term loan, due 2027	$209,772	$201,613
Plus: capitalized payment-in-kind interest	1,848	—
Total debt	211,620	201,613
Less: unamortized debt issuance costs	(582)	(1,822)
Less: unamortized debt discount	(20,619)	(6,616)
Total debt, net of unamortized debt issuance costs and debt discount	190,419	193,175
Less: current portion of long-term debt	(304)	(2,050)
Total debt, net of current portion	$190,115	$191,125
2021 New Term Loan
In May 2021, we consummated the refinancing of our term loan facility (the “Refinancing”), which was scheduled to expire on December 31, 2023. Pursuant to the Refinancing’s new Credit and Guaranty Agreement (as amended, modified or supplemented from time to time, the “Credit Agreement”) with Acquiom Agency Services LLC, as the administrative agent and collateral agent, we obtained a new $160.0 million senior secured term loan (the “New Term Loan”), which was fully funded at the closing of the Refinancing. In connection with the Refinancing, we were required to pay off the prior term loan facility with an outstanding principal balance of approximately $154.7 million, as well as certain fees and expenses in connection with such payoff. We financed the payoff of the prior facility with proceeds from the New Term Loan.
The New Term Loan has a six-year term and matures on May 25, 2027. The New Term Loan accrued interest at LIBOR plus 5.75%, with a LIBOR floor of 0.50% through November 2022 and a LIBOR floor of 4.76%, starting December 2022.
Our obligations pursuant to the Credit Agreement were guaranteed by the Company and any current and future wholly-owned, domestic subsidiaries of the Company, subject to certain exceptions. In connection with the Credit Agreement, the Company and the other guarantor subsidiaries of the Company entered into a Pledge and Security Agreement with the collateral agent, pursuant to which we granted a senior security interest to the agent in substantially all of our assets (including the stock of certain of our subsidiaries) in order to secure our obligations under the Credit Agreement.
In August 2021, in connection with the acquisition of Honey Birdette, the New Term Loan was amended to (a) obtain a $70.0 million incremental term loan for the purpose of funding the acquisition, thereby increasing the aggregate principal amount of term loan indebtedness outstanding under the Credit Agreement to $230.0 million, and (b) amend the terms of the Credit Agreement to, among other things, permit Honey Birdette and certain of its subsidiaries to guaranty the obligations under the Credit Agreement.
In August 2022, we entered into the second amendment to the Credit Agreement (“Second Amendment”), which, among other things: (i) required the Company to maintain a minimum consolidated cash balance of $40 million, to be tested twice quarterly (with a 45-day cure period), subject to certain exceptions; (ii) required that the Company’s consolidated cash balance not fall below $25 million for more than five consecutive business days during any applicable test period (with a 15-day cure period to then exceed a cash balance of $40 million); (iii) increased addbacks to the determination of the Company’s consolidated EBITDA (as defined in the Credit Agreement); (iv) set Total Net Leverage Ratios for Test Periods (as such terms are defined in the Credit Agreement) ending June 30, 2022 through March 31, 2023 at 7.00 to 1.00, reducing quarterly thereafter at the step-downs specified in the Credit Agreement to 4.50 to 1.00 as of September 30, 2024, in each case subject to up to $12.5 million of cash netting; (v) increased the per annum interest rates applicable to base rate loans to 4.75% or 5.25% and the per annum interest rates applicable to LIBOR loans to 5.75% or 6.25%, in each case plus 0.25% per 0.50x increase above prior financial covenant levels during an applicable period and with the lower rates applying when the Total Net Leverage Ratio as of the applicable measurement date is 3.00 to 1.00 or less; (vi) allowed the Company to prepay the loans under the Credit Agreement at par and allowed the Company and its investors to purchase such loans from the lenders on a pro rata basis (subject to certain limitations set forth in the Credit Agreement); and (vii) increased financial reporting to the lenders and imposed certain limitations on the ability of the Company to incur further indebtedness or undertake certain transactions until the Company has significantly reduced certain leverage ratios set forth in the Credit Agreement.

The cash balance requirements were subject to a dollar-for-dollar reduction for payments which reduce the outstanding principal amount of the loans under the Credit Agreement, and such requirements and limitations on the Company’s ability to make certain restricted payments (including repurchases of its stock) terminate upon achieving a pro forma total leverage ratio (as defined in the Credit Agreement) of less than 4.00 to 1.00. Two designees of the Lenders were also entitled to serve as observers of the Company’s board of directors until the Company’s total leverage ratio was less than 4.00 to 1.00. In the event that the outstanding principal amount of the loans under the Credit Agreement as of August 8, 2022 was not reduced by $10 million as of December 31, 2022, then the Company would have been required to pay to the Lenders an additional amount equal to 0.50% of the outstanding principal amount of the loans under the Credit Agreement as of December 31, 2022.
The cash balance requirements were subject to a dollar-for-dollar reduction for payments which reduce the outstanding principal amount of the loans under the Credit Agreement, and were so reduced by the Company’s repayment of $25 million in December 2022, and such requirements and limitations on the Company’s ability to make certain restricted payments (including repurchases of its stock) would terminate upon the Company’s achievement of a pro forma total leverage ratio (as defined in the Credit Agreement) of less than 4.00 to 1.00.
In connection with such amendment, $0.2 million of debt issuance costs were expensed as incurred, and $2.5 million of debt discount was capitalized.
On December 6, 2022, we entered into Amendment No. 3 to the Credit Agreement (the “Third Amendment”), which, among other things, provided for: (i) the waiver of the Total Net Leverage Ratio (as defined in the Third Amendment) covenant for the fourth quarter of 2022; (ii) a mandatory prepayment by the Company of $25 million on or before December 30, 2022; (iii) the ability of the Company to voluntarily prepay an additional $5 million by March 1, 2023 (the “23Q1 Payment”) to waive the Total Net Leverage Ratio covenant for the first quarter of 2023; (iv) the ability of the Company to prepay $50 million (inclusive of the prepayments described above) to waive the Total Net Leverage Ratio covenant for all of 2023 and to adjust the Total Net Leverage Ratio covenant levels in subsequent periods; (v) the ability of the Company to prepay an aggregate of $65 million (inclusive of the prepayments described above) to eliminate the lenders’ then-existing board observer rights provided for under the Credit Agreement (as previously amended), to eliminate the Applicable Additional Margin (as defined in the Third Amendment), and to waive the Total Net Leverage Ratio covenant for the first quarter of 2024; (vi) the ability of the Company to prepay $75 million (inclusive of the prepayments described above) to waive the Total Net Leverage Ratio covenant for the second quarter of 2024; (vii) the ability of the Company to prepay $115 million (exclusive of the 23Q1 Payment except to the extent such payment is in excess of $5 million) to entirely waive the Total Net Leverage Ratio covenant; and (viii) a covenant by the Company to use 80% of any gross proceeds from its next common equity capital raise to prepay the debt under the Existing Credit Agreement up to an aggregate amount of $50 million, provided that, such cap would be reduced by any other voluntary prepayments after the date of the Third Amendment (exclusive of the 23Q1 Payment except to the extent such payment is in excess of $5 million). All prepayments described above would reduce the Company’s cash maintenance covenants under the Credit Agreement on a dollar-for-dollar basis. The other terms of the Credit Agreement remained substantially unchanged from the Second Amendment. The Company recorded $1.1 million of loss on partial extinguishment of debt related to the mandatory prepayment made in the fourth quarter of 2022 pursuant to the Third Amendment. Quarterly amortization payments were decreased to $0.5 million, commencing on December 31, 2022, as a result of a $25 million prepayment made in December of 2022, with the balance still due at maturity.
On February 17, 2023, we entered into Amendment No. 4 to the Credit Agreement (the “Fourth Amendment”), which, among other things: (i) required that the mandatory prepayment of 80% of PLBY’s equity offering proceeds apply only to PLBY’s $50 million rights offering completed in February 2023 (thereby reducing the applicable prepayment cap to $40 million), (ii) required an additional $5 million prepayment by us as a condition to completing the Fourth Amendment, and (iii) reduced the prepayment threshold for waiving our Total Net Leverage Ratio financial covenant through June 30, 2024 to $70 million (from the prior $75 million prepayment threshold). Such $70 million of prepayments were achieved by the Company through the combination of a $25 million prepayment in December 2022, a $40 million prepayment made in connection with the Company’s rights offering in February 2023, and an additional $5 million prepayment made at the completion of the Fourth Amendment.

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

In connection with the A&R Credit Agreement, Fortress Credit Corp. and its affiliates (together, “Fortress”) became our lender with respect to approximately 90% of the term loans under the A&R Credit Agreement (the “A&R Term Loans”). Fortress exchanged 50,000 shares of our Series A Preferred Stock (representing all of our issued and outstanding preferred stock) for approximately $53.6 million of the A&R Term Loans, and we obtained approximately $11.8 million of additional funding as part of the A&R Term Loans. As a result, our Series A Preferred Stock was eliminated, and the principal balance of the A&R Term Loans under the A&R Credit Agreement became approximately $210.0 million on the Restatement Date.
In connection with the A&R Credit Agreement, the original Credit Agreement’s New Term Loan was apportioned into approximately $20.6 million of Tranche A term loans (“Tranche A”) and approximately $189.4 million of Tranche B term loans (“Tranche B”, and together with Tranche A comprising the A&R Term Loans). The prior amortization payments applicable to the New Term Loan under the original Credit Agreement were eliminated. The A&R Credit Agreement only requires the smaller Tranche A be subject to quarterly amortization payments of approximately $76,000 per quarter. The benchmark rate for the A&R Term Loans is the applicable term of secured overnight financing rate as published by the U.S. Federal Reserve Bank of New York (rather than LIBOR, as under the original Credit Agreement). As of the Restatement Date, Tranche A accrues interest at SOFR plus 6.25% and 0.10% SOFR adjustment, with a SOFR floor of 0.50%. As of the Restatement Date, Tranche B accrues interest at SOFR plus 4.25% and 0.10% SOFR adjustment, with a SOFR floor of 0.50%. The stated interest rate of Tranche A and Tranche B term loans as of December 31, 2023 was 11.41% and 9.41%, respectively. The stated interest rate of the term loan pursuant to the Credit Agreement as of December 31, 2022 was 11.01%. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2023 was 12.03% and 13.30%, respectively. The difference between the stated interest rate and effective interest rate for Tranche B as of December 31, 2023 is driven primarily by the amortization of $21.3 million of debt discount which is included in the calculation of the effective interest rate. The effective interest rate of the term loan pursuant to the Credit Agreement as of December 31, 2022 was 12.3%.
We obtained additional leverage covenant relief through the first quarter of 2025, with testing of a total net leverage ratio covenant commencing following the quarter ending March 31, 2025, which covenant will be initially set at 7.25:1.00, reducing in 0.25 increments per quarter until the ratio reaches 5.25:1.00 for the quarter ending March 31, 2027.
As a result of the amendment and restatement of the Credit Agreement (the “Restatement”) in the second quarter of 2023, we recorded $8.0 million of gain for partial debt extinguishment and capitalized an additional $21.3 million of debt discount while deferring and continuing to amortize an existing discount of $2.6 million, which will be amortized over the remaining term of our senior secured debt and recorded in interest expense in our consolidated statements of operations. As a result of the Restatement, fees of $0.3 million were expensed as incurred and $0.4 million of debt issuance costs were capitalized in the second quarter of 2023.
In July 2023, DBD Credit Funding LLC, an affiliate of Fortress, became the administrative agent and collateral agent under the A&R Credit Agreement.

In connection with the sale of TLA, on November 2, 2023, we entered into Amendment No. 1 to the A&R Credit Agreement (the “A&R First Amendment”), to permit, among other things: (a) the sale of TLA and the sale of certain other assets (and the proceeds of such sales will not be required to prepay the A&R Term Loans); and (b) the Company to elect, through August 31, 2025, to pay in cash accrued interest equal to the applicable SOFR plus 1.00%, with the remainder of any applicable accrued interest not paid in cash capitalized into the A&R Term Loans. The other terms of the A&R Credit Agreement will remain substantially unchanged from those prior to the A&R First Amendment.
Compliance with the financial covenants as of December 31, 2023 and 2022 was waived pursuant to the terms of the A&R Credit Agreement and the previous Third Amendment of the Credit Agreement, respectively.
On March 27, 2024, we entered into a second amendment of the A&R Credit Agreement. See Note 22, Subsequent Events for further details.
Aircraft Term Loan
In May 2021, we borrowed $9.0 million under a five-year term loan maturing in May 2026 to fund the purchase of an aircraft (the “Aircraft Term Loan”). In September 2022, in connection with the sale of the Aircraft , the Aircraft Term Loan was repaid in full and all related liens discharged. A loss on early extinguishment of debt, which was comprised of the write-off of certain deferred financing costs and a prepayment penalty, was $0.2 million.

The following table sets forth maturities of the principal amount of our term loans as of December 31, 2023 (in thousands):

2024	$304
2025	304
2026	304
2027	210,708
Total	$211,620
11. Redeemable Noncontrolling Interest
On April 13, 2015, the Company sold 25% of the membership interest in its subsidiary, After Dark LLC, to an unaffiliated third party for $1.0 million. As part of the arrangement the Company granted a put right to this party which provides the right, but not the obligation, to the third party to cause the Company to purchase all of the third party’s interest in After Dark LLC at the then fair market value. This put right can be exercised on April 13 of each year. Additionally, the put right can be exercised upon a change of control of the Company. To date, the put right has not been exercised. The Company’s controlling interest in this subsidiary requires the operations of this subsidiary to be included in the consolidated financial statements. Noncontrolling interest with redemption features, such as put options, that are not solely within our control are reported as redeemable noncontrolling interest on the consolidated balance sheets as of December 31, 2023 and 2022, between liabilities and equity. Net income or loss of After Dark LLC is allocated to its noncontrolling member interest based on the noncontrolling member interest’s ownership percentage. There were no operations attributable to redeemable noncontrolling interest that need to be reported in the consolidated statements of operations for the years ended December 31, 2023 and 2022. There was no change in the balance of the redeemable noncontrolling interest as After Dark LLC did not have any operating activities during 2023 and 2022.
12. Stockholders’ Equity
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Company’s Board of Directors (the “Board”). As of December 31, 2023, no dividends had been declared by the Board.
Common stock reserved for future issuance consisted of the following as of the dates shown:

	December 31,
	2023	2022
Shares available for grant under equity incentive plans	739,178	492,786
Options issued and outstanding under equity incentive plans	2,291,328	2,599,264
Unvested restricted stock units	3,214,910	2,058,534
Vested restricted stock units not yet settled	14,994	11,761
Unvested performance-based restricted stock units	707,655	1,089,045
Shares to be issued pursuant to a license, services and collaboration agreement	—	48,574
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	7,217,181	6,549,080
Treasury Stock
We held 2,249,929 and 700,000 shares of treasury stock as of December 31, 2023 and 2022, respectively.
In May 2022, the Board of Directors approved a common stock repurchase program (the “2022 Stock Repurchase Program”), pursuant to which up to $50 million of shares of Company common stock may be repurchased through May 31, 2024. As of December 31, 2023, we repurchased 1,549,929 shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, all of which shares became treasury shares upon their return to the Company.

13. Mandatorily Redeemable Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 50,000 shares are designated as “Series A Preferred Stock”. On May 16, 2022, we issued and sold 25,000 shares of Series A Preferred Stock to Drawbridge DSO Securities LLC (the “Purchaser”) at a price of $1,000 per share, resulting in total gross proceeds to us of $25.0 million. We incurred approximately $1.5 million of fees associated with the transaction, out of which $1.0 million was netted against the gross proceeds.
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
Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial issuance date), and our subsequent Series A Preferred Stock liability, valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. We recorded $6.5 million and $9.4 million of fair value change in nonoperating income as a result of remeasurement of the fair value of our Series A Preferred Stock during the years ended December 31, 2023 and 2022, respectively, out of which $2.6 million was a fair value remeasurement gain recorded during the year ended 2022 upon issuance of the remaining Series A Preferred Stock on August 8, 2022. On May 10, 2023, in connection with the A&R Credit Agreement, our outstanding Series A Preferred Stock was eliminated as of such date. The fair value of our Series A Preferred Stock liability was $32.6 million as of the elimination date, and $39.1 million as of December 31, 2022, which included $2.1 million of cumulative preferred dividends.
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
The redemption price would be payable in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock, at the Company’s election. The number of shares potentially issuable in connection with a redemption is limited by applicable stock exchange rules and ownership limitations set forth in the Certificate of Designation.

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
14. Stock-Based Compensation
In June 2018, Playboy Enterprises, Inc., a Delaware corporation (“Legacy Playboy”) adopted its 2018 Equity Incentive Plan (“2018 Plan”), under which 6,287,687 of Legacy Playboy’s common shares were originally reserved for issuance. Stock options and restricted stock unit awards previously granted under the 2018 Plan that were outstanding immediately prior to the consummation of Legacy Playboy’s 2021 business combination with the predecessor of PLBY Group, Inc. (the “Business Combination”) were accelerated and fully vested, and subsequently converted into options to purchase or the right to receive shares of our common stock. Certain of our officers retain outstanding non-qualified stock options under the 2018 Plan.
On February 9, 2021, our stockholders approved our 2021 Equity and Incentive Compensation Plan (“2021 Plan” and with the 2018 Plan, the “Plans”), which became effective following consummation of the Business Combination. As of December 31, 2023, 7,835,715 shares of common stock had been authorized for issuance under our 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that begins January 1, 2022, in an amount equal up to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. Following the effectiveness of the 2021 Plan, the 2018 Plan still remains outstanding and continues to govern outstanding awards granted thereunder.
Stock Option Activity
In the fourth quarter of 2023, stock option awards granted to two employees were cancelled, and those employees received new option grants with new terms (including the number of underlying shares). We accounted for this as a Type III modification pursuant to ASC 718, Compensation - Stock Compensation. As a result, the Company recorded an immaterial amount of incremental cost, which will be amortized ratably over the modified terms.
Stock option activity under our Plans in 2023 was as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance – December 31, 2021	3,211,071	$7.77	7.9	$60,978
Granted	—	—	—	—
Exercised	(495,052)	3.89	—	4,028
Forfeited and cancelled	(116,755)	9.83	—	—
Balance – December 31, 2022	2,599,264	8.41	7.2	—
Granted (1)	914,574	0.66	—	—
Exercised	—	—	—	—
Forfeited and cancelled (1)	(1,222,510)	13.71	—	—
Balance – December 31, 2023	2,291,328	$2.49	6.4	$311
Exercisable – December 31, 2023	1,376,754	$3.71	4.2	$—
Vested and expected to vest as of December 31, 2023	2,291,328	$2.49	6.4	$311
_________________ (1) Includes option awards previously granted to two employees, with respect to which 1,002,534 shares were cancelled and 914,574 shares were granted in the fourth quarter of 2023.
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at December 31, 2023.

The grant date fair value of options that vested during the years ended December 31, 2023 and 2022 was $1.6 million and $4.4 million, respectively. There were 914,574 stock options granted during the year ended December 31, 2023. The options granted during the year ended December 31, 2023 had a weighted-average fair value of $1.05 per share at the grant date. There were no options granted during the year ended December 31, 2022. There were no options exercised during the year ended December 31, 2023. During the year ended December 31, 2022, cash received by the Company from the exercise of options granted under share-based compensation arrangements was $1.9 million, and the total tax benefit realized from option exercises was $0.6 million.
Restricted Stock Units
A summary of restricted stock unit activity under our Plans in 2023 was as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2021	585,075	$28.15
Granted	2,050,254	10.55
Vested	(343,891)	21.42
Forfeited	(232,904)	19.00
Unvested and outstanding balance at December 31, 2022	2,058,534	12.79
Granted	2,554,632	0.66
Vested	(1,086,825)	12.53
Forfeited	(311,431)	16.17
Unvested and outstanding balance at December 31, 2023	3,214,910	$2.91
The total fair value of restricted stock units that vested during the years ended December 31, 2023 and 2022 was approximately $1.8 million and $3.6 million, respectively. We had 14,994 and 11,761 of outstanding and fully vested restricted stock units that remained unsettled at December 31, 2023 and December 31, 2022, respectively, all of which were resolved in 2024 and 2023, respectively. As such, they were excluded from outstanding shares of common stock but were included in weighted-average shares outstanding for the calculation of basic net loss per share for the year ended December 31, 2022. The total tax benefit realized from restricted stock units vested was $0.1 million in 2023, and $0.4 million in 2022.
Performance Stock Units

Prior to October 9, 2023, our PSUs vested upon achieving each of certain Company stock price milestones during the contractual vesting period. The stock price milestones varied among grantees and are set forth in each grantee’s PSU grant agreement (for example, achievement of each of the following 30-day volume-weighted average prices for a share of Company common stock: $20, $30, $40 and $50). The vesting of PSUs is subject to each grantee’s continued service to the Company. On October 9, 2023 the Compensation Committee approved the amendment of performance stock units granted to five employees to eliminate the performance-based conditions and the unvested shares underlying the original awards were changed to time-based vesting over two subsequent years. On December 7, 2023, a PSU award was granted to an employee, with vesting conditions based on meeting certain performance milestones associated with our creator platform within a period of one year.
To determine the value of PSUs with market conditions for stock-based compensation purposes, the Company uses the Monte Carlo simulation valuation model. For each path, the PSUs payoff is calculated based on the contractual terms, whereas the fair value of the PSUs is calculated as the average present value of all modeled payoffs. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of the Company’s common stock of $9.83, (ii) the expected common stock price volatility over the expected life of the award of 55%, (iii) the term of the award of 7 years, (iv) risk-free interest rate of 2.9%, (v) the exercise price as described above, and (vi) the expected dividend yield of 0%. Forfeitures are recognized when they occur. There were no performance stock units that vested in 2023. The total tax impact realized from performance stock units vested in 2022 was $1.0 million of expense. The Company used the same model to calculate the derived service period for each tranche of performance-based stock corresponding to each stock price threshold, resulting in a weighted average derived service period of 3.8 years for the 2022 grants. For milestones that have not been achieved, such PSUs vest over the derived requisite service period and the fair value of such awards is estimated on the grant date using Monte Carlo simulations.
To determine the value of PSUs with performance conditions that were granted in 2023, for stock-based compensation purposes, the Company uses the grant date closing price of the Company’s common stock. The probability of the vesting conditions being met is reevaluated each reporting period.

A summary of PSU activity under our 2021 Plan in 2023 was as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2021	544,036	$20.49
Granted	571,419	5.68
Vested	—	—
Forfeited	(26,410)	20.49
Unvested and outstanding balance at December 31, 2022	1,089,045	12.72
Granted	72,000	0.64
Vested	—	—
Forfeited	(453,390)	13.80
Unvested and outstanding balance at December 31, 2023 (1)	707,655	$10.80
_________________ (1) Includes 635,655 PSU awards previously granted to five employees, which were modified in the fourth quarter of 2023.
There were no PSUs that vested during the years ended December 31, 2023 or 2022.
Stock Options Granted
To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option-pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.
Fair value of common stock – The Board of Directors determined the fair value of the common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, our operating and financial performance, the lack of liquidity of our common stock, transactions in our common stock, and general and industry specific economic outlook, among other factors. Subsequent to the Business Combination, the fair value of our common stock is based on the quoted price of our common stock.
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
Volatility — We derive the volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards as we do not have sufficient historical trading history for our stock. We selected companies with comparable characteristics to us, including enterprise value, risk profiles, and position within the industry and with historical share price information sufficient to meet the expected terms of the stock options. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
Risk-free interest rate — The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant, the term of which is consistent with the expected life of the award.
Dividend yield — We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

For options granted during the applicable period, we estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model and applying the weighted-average assumptions in the following table:

	Year Ended December 31,
	2023 (1)	2022
Fair value of common stock	$0.66	$4.63 - $28.08
Expected term, in years	6	5.49 - 5.86
Expected volatility	72%	45% - 47%
Risk-free interest rate	4.64%	0.57% - 1.27%
Expected dividend yield	0%	0%
_________________ (1) Assumptions relate to options canceled and granted in the fourth quarter of 2023.
For options subject to modification accounting in the applicable period, we estimate the fair value of each applicable option on the date before and after the modification using the Black-Scholes option pricing model and applying the weighted-average assumptions in the above table.

Stock-Based Compensation Expense
Stock-based compensation expense under our Plans was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of sales (1)	$629	$2,663
Selling and administrative expenses	8,968	17,877
Total	$9,597	$20,540
_________________
(1)    Cost of sales for the year ended December 31, 2023 includes a net reversal of $1.0 million of stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license services and collaboration agreement. Cost of sales for the year ended December 31, 2022 includes $2.1 million of stock-based compensation expense associated with equity for an independent contractor for services pursuant to the terms of a license, services and collaboration agreement.
(2)    Selling and administrative expenses for the year ended December 31, 2023 includes $2.3 million of accelerated amortization of stock-based compensation expense for certain equity awards, offset by a $2.4 million reduction in stock-based compensation expense due to forfeitures of certain equity grants during the year ended December 31, 2023.
The expense presented in the table above is net of capitalized stock-based compensation relating to software development costs of $1.7 million and $2.0 million during the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023, total unrecognized compensation expense related to unvested stock option awards was $0.8 million and is expected to be recognized over the remaining weighted-average service period of 1.50 years. Unrecognized compensation cost related to unvested performance-based stock units and restricted stock units was $7.6 million and is expected to be recognized over the remaining weighted-average service period of 1.50 years.
15. Commitments and Contingencies
Leases
Our principal lease commitments are for office, retail store and warehouse spaces under noncancelable operating leases with contractual terms expiring from 2023 to 2033. Some of these leases contain renewal options and rent escalations.
We had $1.4 million and $1.7 million in cash collateralized letters of credit related to our corporate headquarters lease as of December 31, 2023 and 2022, respectively.
We sublease a part of our New York office space for a period approximating the remaining term of our lease. Our New York office lease expires in 2024.
In conjunction with the sale of Yandy in the second quarter of 2023, we entered into a sublease agreement with the buyer of Yandy in relation to its warehouse and office space for the remaining term of the lease, which expires in 2031.

In relation to the operations of Honey Birdette, we had 62 retail stores and two office spaces as of December 31, 2023, which Honey Birdette leases and operates in Australia, the United States and the United Kingdom for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which Honey Birdette, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between two and 10 years in length, with the average lease term being approximately five years and, in many cases, include renewal options.
Lease cost associated with operating leases is charged to selling, general and administrative expense, with an immaterial amount charged to cost of sales, in the year incurred and is included in our consolidated statements of operations. Most of our leases include one or more options to renew, with renewal terms that generally can extend the lease term for an additional four to five years. The exercise of lease renewal options is at our sole discretion. The extension period has not been included in the determination of the right of use asset or the lease liability, as we concluded that it is not reasonably certain that we would exercise such option.
As of December 31, 2023 and 2022 the weighted average remaining term of these operating leases from continuing operations was 5.2 years and 5.8 years, respectively, and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 7.0% and 5.8%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities attributable to continuing operations were $8.8 million and $9.1 million for the years ended December 31, 2023 and 2022, respectively. Right of use assets obtained in exchange for new operating lease liabilities were $4.5 million and $6.2 million for the years ended December 31, 2023 and 2022, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities attributable to discontinued operations for the years ended December 31, 2023 and 2022 were $1.0 million and $5.8 million, respectively.
Net lease cost recognized in our consolidated statements of operations as of December 31, 2023 and 2022 is summarized in the table below (in thousands). The table excludes TLA’s total net lease cost of $3.7 million and $6.2 million for the years ended December 31, 2023 and 2022, respectively, which is included in discontinued operations in the consolidated statements of operations.

	Year Ended December 31,
	2023	2022
Operating lease cost	$7,989	$7,143
Variable lease cost	1,369	816
Short-term lease cost	2,086	1,932
Sublease income	(669)	(259)
Net lease cost	$10,775	$9,632
Maturities of our operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Years ending December 31:	Amounts
2024	$9,027
2025	7,905
2026	7,280
2027	4,973
2028	2,640
Thereafter	6,726
Total undiscounted lease payments	38,551
Less: imputed interest	(6,975)
Total operating lease liabilities	$31,576

Operating lease liabilities, current portion	$6,955
Operating lease liabilities, noncurrent portion	$24,621
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
TNR Case
On December 17, 2021, Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”), filed a complaint in the U.S. District Court for the Central District of California against PEII and its subsidiary Products Licensing, LLC. TNR alleges a variety of claims relating to the termination of a license agreement with TNR and the business relationship between PEII and TNR prior to such termination. TNR alleges, among other things, breach of contract, unfair competition, breach of the implied covenant of good faith and fair dealing, and interference with contractual and business relations due to PEII’s conduct. TNR is seeking over $100 million in damages arising from the loss of expected profits, declines in the value of TNR’s business, unsalable inventory and investment losses. After PEII indicated it would move to dismiss the complaint, TNR received two extensions of time from the court to file an amended complaint. TNR filed its amended complaint on March 16, 2022. On April 25, 2022, PEII filed a motion to dismiss the complaint. That motion was partially granted, and the court dismissed TNR’s claims under California franchise laws without leave to amend. A trial date has been set for October 1, 2024. We believe TNR’s claims and allegations are without merit, and we will defend this matter vigorously.
16. Severance Costs
We incurred severance costs during 2022 and 2023 due to the reduction of headcount to shift our business to a capital-light model. Severance costs are recorded in selling, general and administrative expenses in the consolidated statements of operations, with an immaterial amount recorded in cost of sales, and in accrued salaries, wages, and employee benefits in our consolidated balance sheets.
Severance costs in our consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Direct-to-Consumer	$1,194	$10
Licensing	53	43
Digital Subscriptions and Content	1,019	646
Corporate	1,257	1,476
Total	$3,523	$2,175

The following is a reconciliation of the beginning and ending severance costs balances recorded in accrued salaries, wages, and employee benefits in our consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2022	$1,192
Costs incurred and charged to expense	3,660
Costs paid or otherwise settled	(3,668)
Balance at December 31, 2023	$1,184
17. Income Taxes

The following table sets forth the domestic and foreign components of loss before income taxes (in thousands):

	Year Ended December 31,
	2023	2022
US	$(113,039)	$(139,796)
Foreign	(87,179)	(166,599)
Total	$(200,218)	$(306,395)
The following table sets forth income tax benefit (in thousands):

	Year Ended December 31,
	2023	2022
Current expense from income taxes:
Federal	$—	$(296)
State	(244)	(539)
Foreign	(4,044)	(5,375)
Total current expense from income taxes	(4,288)	(6,210)

Deferred benefit (expense) from income taxes:
Federal	13,886	42,121
State	1,737	3,754
Foreign	2,435	16,039
Total deferred benefit (expense) from income taxes	18,058	61,914
Total	$13,770	$55,704

The following table sets forth a reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate:

	Year Ended December 31,
	2023	2022
Federal income tax rate	21.0%	21.0%
State income tax, net of federal benefit	1.6	1.1
Foreign withholding taxes, net of credits (1)	(1.6)	(1.4)
Change in the statutory rate	(0.3)	0.1
Change in valuation allowance	(6.6)	1.1
Equity compensation(2)	(1.3)	(0.3)
Foreign rate differential	0.7	1.5
Adjustment to deferred taxes	0.3	0.3
Impairments	(7.1)	(7.9)
Contingent consideration	0.1	1.9
Foreign income inclusion	(0.4)	—
Other	0.5	0.8
Effective rate	6.9%	18.2%
_________________
(1)Foreign withholding taxes, net of credits relate to foreign tax withholding on royalties received from various foreign jurisdictions.
(2)The 2023 and 2022 equity compensation adjustments are mainly related to shortfall and the officer compensation limitations.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States and includes a 15% book minimum tax on corporations with financial accounting profits over $1 billion and a 1% excise tax on certain stock buybacks. The IRA also contains numerous clean energy tax incentives related to electricity production, carbon sequestration, alternative vehicles and fuels, and residential and commercial energy efficiency. The IRA did not have any material impact on the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022.
As of December 31, 2023, the Company had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. The Company intends to continue to reinvest its foreign earnings indefinitely and does not expect to incur any significant United States taxes related to such amounts.
Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

The following table sets forth the significant components of deferred tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$81,201	$69,470
Deferred revenue	1,834	1,763
Stock compensation	1,839	2,791
Investment in partnership	2,729	5,570
Property and equipment	147	—
Lease liabilities	7,451	6,541
Other deductible temporary differences	10,782	5,867
Total deferred tax assets	105,983	92,002
Less valuation allowance	(72,141)	(58,926)
Deferred tax assets, net	$33,842	$33,076

Deferred tax liabilities:
Property and equipment	$—	$(30)
Intangible assets	(36,730)	(54,601)
Right of use assets	(6,416)	(5,575)
Other deductible temporary differences	—	(284)
Total deferred tax liabilities	(43,146)	(60,490)
Deferred tax liabilities, net	$(9,304)	$(27,414)

The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company concluded that except for the deferred tax liability recorded on certain indefinite life intangibles, it should record a full valuation allowance against all other net deferred income tax assets at December 31, 2023 and 2022 as none of these deferred income tax assets were more likely than not to be realized as of the balance sheet dates. However, the amount of the deferred income tax assets considered realizable may be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present. Based on the level of historical operating results the Company has recorded a valuation allowance of $72.1 million and $58.9 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company’s valuation allowance increased by $13.2 million and decreased by $4.7 million, respectively. The increase in valuation allowance in 2023 was primarily driven by the increase of federal and foreign NOLs, partly offset by the impairment of intangibles. The decrease in valuation allowance in 2022 was primarily driven by the impairment of intangibles.
As of December 31, 2023, the Company had U.S. federal and state NOL carryforwards of $328.0 million and $137.8 million, respectively, available to offset taxable income in tax year 2023 and thereafter. Of the $328.0 million in federal NOL carryforwards, $145.7 million can be carried forward indefinitely, and the remaining NOL carryforwards start to expire in 2028. Of the $137.8 million in state NOL carryforwards, $8.0 million can be carried forward indefinitely and the remaining start to expire in 2028. The Company also had Australian NOLs of $11.4 million that can be carried forward indefinitely.
Tax laws impose restrictions on the utilization of NOL carryforwards in the event of a change in ownership of the Company as defined by Internal Revenue Code Sections 382 and 383. The Company has experienced ownership changes in the past that impact the availability of its net operating losses and tax credits. The Company’s ability to utilize existing carryforwards could be substantially restricted should there be additional ownership changes in the future.

A summary of changes to the amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at the beginning of the year	$751	$751
Increase (decrease) for positions taken in the prior year	—	—
Increase (decrease) for positions taken in the current year	456	—
Decrease related to settlements with taxing authorities	—	—
Decrease from lapse in statute of limitations	(611)	—
Balance at the end of the year	$596	$751
The Company records a tax benefit from uncertain tax positions only if it is more likely than not the tax position will be sustained with the taxing authority having full knowledge of all relevant information. The Company records a reduction to deferred tax assets for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first period that the more-likely-than-not threshold is not met. For the year ended December 31, 2023, the Company recorded unrecognized net tax benefits of $0.2 million. The unrecognized tax benefits are related to foreign withholding taxes on the Company’s licensing revenue, allocation of expenses between foreign jurisdictions and permanent establishment risk in a foreign country.
The reversal of the uncertain tax benefits would affect the effective tax rate. The Company has not incurred any material interest or penalties as of the current reporting period with respect to income tax matters. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We estimate that none of the unrecognized tax benefits will be recognized over the next 12 months. As of December 31, 2023 and 2022, there were no material interest and penalties associated with unrecognized tax benefits recorded in the Company’s consolidated statements of operations or consolidated balance sheets.
The Company is subject to examinations by taxing authorities for income tax returns filed in the U.S. federal and states as well as foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2018 or prior; however, its tax attributes, such as NOL carryforwards, are still subject to examination in the year they are used. In our foreign tax jurisdictions, the statute of limitation for tax years after 2018 remain open for examinations in Australia, and for tax years after 2021 in the UK.

18. Net Loss Per Share
The following table presents the reconciliation of weighted-average shares used in computing net loss per share, basic and diluted:

	Year Ended December 31,
	2023	2022
Numerator:
Net loss from continuing operations	$(186,448)	$(250,691)
Income (loss) from discontinued operations, net of tax	6,030	(27,013)
Net loss attributable to PLBY Group, Inc.	$(180,418)	$(277,704)
Denominator:
Weighted average common shares outstanding - basic	71,319,437	47,420,376
Dilutive potential common stock outstanding:	—	—
Stock options and RSUs	—	—
Weighted average common shares outstanding - diluted	71,319,437	47,420,376
Basic loss per share from continuing operations	$(2.60)	$(5.28)
Basic income (loss) per share from discontinued operations	0.07	(0.58)
Basic net loss per share	$(2.53)	$(5.86)
Diluted loss per share from continuing operations	$(2.60)	$(5.28)
Diluted income (loss) per share from discontinued operations	0.07	(0.58)
Diluted net loss per share	$(2.53)	$(5.86)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Stock options to purchase common stock	2,291,328	2,599,264
Unvested restricted stock units	3,214,910	2,058,534
Unvested performance-based restricted stock units	707,655	1,089,045
Total	6,213,893	5,746,843
19. Accrued Salaries, Wages, and Employee Benefits
Our U.S. Employee Investment Savings Plan is a defined-contribution plan consisting of two components: a 401(k) plan and a profit-sharing plan. Eligible employees may participate in our 401(k) plan upon their date of hire. The 401(k) plan offers several mutual fund investment options. The purchase of our stock has never been an option. We make matching contributions to the 401(k) plan based on each participating employee’s contributions and eligible compensation. The matching contribution expense related to this plan and attributable to the continuing operations was $0.5 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. We are also party to an Australian contribution plan that requires contributions based on a percentage of annual compensation. Contributions to these plans totaled $1.0 million for the years ended December 31, 2023 and 2022.
The profit-sharing plan covers all employees who have completed 12 months of service or at least 1,000 hours. Our discretionary contribution to the profit-sharing plan is distributed to each eligible employee’s account in an amount equal to the ratio of each eligible employee’s compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. We did not make any contributions to the plan during the years ended December 31, 2023 and 2022.
20. Related Party Transactions
In December 2023, we entered into a short-term loan agreement with an affiliate of our China JV partner to support the affiliate’s operating activities related to the China JV. The unsecured loan of $1.2 million accrued interest at a rate of 7.82% per annum and matured as of February 28, 2024. As of December 31, 2023, the loan was recorded in prepaid and other current assets in our consolidated balance sheets. In January 2024, the loan was repaid in full.
21. Segments
We have three reportable segments: Direct-to-Consumer, Licensing and Digital Subscriptions and Content. The Direct-to-Consumer segment derives revenue from sales of consumer products sold through third-party retailers, online direct-to-customer or brick-and-mortar through our lingerie business, Honey Birdette, with 62 stores in three countries as of December 31, 2023. The TLA and Yandy direct-to-consumer businesses met the criteria for discontinued operations classification as of December 31, 2023 (see Note 3, Assets and Liabilities Held for Sale and Discontinued Operations). Therefore, they were excluded from the table below and classified as discontinued operations in our consolidated statements of operations for all periods presented. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, from sales of tokenized digital art and collectibles, and sales of creator content offerings to consumers through the Playboy Club on playboy.com.
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. Total asset information is not included in the tables below as it is not provided to and reviewed by our CODM. The “All Other” line items in the tables below are miscellaneous in nature and do not relate to the previously identified reportable segments disclosed herein. These segments do not meet the quantitative threshold for determining reportable segments. The “Corporate” line item in the tables below includes certain operating expenses that are not allocated to the reporting segments presented to our CODM. These expenses include legal, human resources, accounting/finance, information technology and facilities. The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

The following table sets forth financial information by reportable segment (in thousands):

	Year Ended December 31,
	2023	2022
Net revenues:
Direct-to-consumer	$77,984	$105,177
Licensing	44,292	60,861
Digital subscriptions and content	20,670	18,709
All other	4	789
Total	$142,950	$185,536
Operating (loss) income:
Direct-to-consumer	$(98,886)	$(177,388)
Licensing	(46,898)	(73,979)
Digital subscriptions and content	(2,440)	(13,016)
Corporate	(42,132)	(32,428)
All other	(13)	711
Total	$(190,369)	$(296,100)
Depreciation and amortization:
Direct-to-Consumer	$(3,669)	$(6,744)
Digital Subscriptions and Content	(2,740)	(3,844)
Corporate	(790)	(2,133)
Total	$(7,199)	$(12,721)
Goodwill:
Direct-to-consumer	$21,799	$90,117
Licensing	—	—
Digital subscriptions and content	33,100	33,100
Total	$54,899	$123,217
Geographic Information
Revenue by geography is based on where the customer is located. Long-lived assets, net includes property and equipment, net and operating lease right-of-use assets. The following tables set forth revenue and long-lived assets, net by geographic area (in thousands):

	Year Ended December 31,
Net revenues:	2023	2022
United States	$61,810	$76,969
Australia	32,037	41,743
China	28,949	42,514
UK	10,537	11,641
Other	9,617	12,669
Total	$142,950	$185,536

	December 31,
Long-lived assets:	2023	2022
United States	$31,490	$33,673
Australia	6,882	5,747
Other	426	2,466
Total	$38,798	$41,886

22. Subsequent Events

On March 27, 2024, we entered into Amendment No. 2 to the A&R Credit Agreement (the “A&R Second Amendment”), which provided for, among other things:

(a)    the amendment of the Total Net Leverage Ratio covenant to (i) suspend testing of such covenant until the quarter ending June 30, 2026, (ii) adjust the Total Net Leverage Ratio financial covenant levels once the covenant testing is resumed, and (iii) add a mechanism for the Total Net Leverage Ratio to be eliminated permanently upon the satisfaction of certain prepayment-related conditions (the date upon which such prepayment-related conditions are satisfied, the “Financial Covenant Sunset Date”);

(b)    the addition of a covenant to maintain a $7.5 million minimum balance of unrestricted cash and cash equivalents (on a consolidated basis), subject to periodic testing and certification, as well as the ability to cure a below-minimum balance, and which covenant will be in effect (i) from March 27, 2024 until March 31, 2026 and (ii) from and after the Financial Covenant Sunset Date; and

(c)    that assignments of commitments or loans under the A&R Credit Agreement from existing lenders to certain eligible assignees under the A&R Credit Agreement (i.e. a commercial bank, insurance company, investment or mutual fund or other entity that is an “accredited investor” (as defined in Regulation D under the Securities Act) and which extends credit or buys loans in the ordinary course of business) shall not require consent from us while the minimum cash balance financial covenant is in effect.
The other terms of the A&R Credit Agreement prior to the A&R Second Amendment will remain substantially unchanged.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on the evaluation performed as of December 31, 2023, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and Chief Financial Officer, and effected by such company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 due to the material weaknesses described below.

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

•We did not appropriately design and implement management review controls at a sufficient level of precision around complex accounting areas and disclosure including asset impairments, revenue contracts, income tax, stock-based compensation and lease accounting.

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

Remediation Efforts

We continue to work on designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

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

In addition to implementing and refining the above activities, we expect to engage in additional remediation activities in fiscal year 2024, including:

•Continuing to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures.

•Establishing effective general controls over our accounting and operating systems to ensure that our automated process level controls and information produced and maintained in our IT systems is relevant and reliable.

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

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, BDO USA, P.C., as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Shareholders and Board of Directors
PLBY Group, Inc.
Los Angeles, California

Opinion on Internal Control over Financial Reporting

We have audited PLBY Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as “the consolidated financial statements”) and our report dated March 29, 2024 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. These material weaknesses related to management’s failure to design and maintain effective controls over financial reporting, specifically related to the following: (1) entity-level controls impacting the control environment, risk assessment procedures, and monitoring controls to prevent or detect material misstatements to the consolidated financial statements; (2) general information technology controls related to program change management, user access, and segregation of duties for systems supporting substantially all of the Company’s internal control processes; (3) documentation of formal accounting policies, procedures and controls across all business processes as well as design and maintenance of controls at the corporate level at a sufficient level of precision; (4) design and implementation of management review controls at a sufficient level of precision over complex accounting areas and related disclosures, including asset impairments, revenue contracts, income tax, stock-based compensation and lease accounting; and, (5) the design and implementation of controls over the existence, accuracy, completeness, valuation and cutoff of inventory.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 29, 2024, on those consolidated financial statements.

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

/s/ BDO USA, P.C.

Los Angeles, California

March 29, 2024

Item 9B. Other Information
No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company.
On March 27, 2024, we entered into Amendment No. 2 to the A&R Credit Agreement, which provided for, among other things:

(a)    the amendment of the Total Net Leverage Ratio covenant to (i) suspend testing of such covenant until the quarter ending June 30, 2026, (ii) adjust the Total Net Leverage Ratio financial covenant levels once the covenant testing is resumed, and (iii) add a mechanism for the Total Net Leverage Ratio to be eliminated permanently upon the satisfaction of certain prepayment-related conditions;

(b)    the addition of a covenant to maintain a $7.5 million minimum balance of unrestricted cash and cash equivalents (on a consolidated basis), subject to periodic testing and certification, as well as the ability to cure a below-minimum balance, and which covenant will be in effect (i) from March 27, 2024 until March 31, 2026 and (ii) from and after the Financial Covenant Sunset Date; and

(c)    that assignments of commitments or loans under the A&R Credit Agreement from existing lenders to certain eligible assignees under the A&R Credit Agreement (i.e. a commercial bank, insurance company, investment or mutual fund or other entity that is an “accredited investor” (as defined in Regulation D under the Securities Act) and which extends credit or buys loans in the ordinary course of business) shall not require consent from us while the minimum cash balance financial covenant is in effect.
The other terms of the A&R Credit Agreement prior to the A&R Second Amendment will remain substantially unchanged. The foregoing summary of the A&R Second Amendment and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the A&R Second Amendment filed herewith as Exhibit 10.14, which is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance is incorporated by reference from the sections entitled “Proposal No. 1 - Election of Directors,” “Executive Officers and Additional Director Information” and “Corporate Governance ” in the Company’s proxy statement for the 2024 annual meeting of the Company’s stockholders (the “2024 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year end.
Item 11. Executive Compensation
Information relating to the compensation of our executive officers and directors is incorporated by reference from the sections entitled “Executive Compensation” and “Director Compensation” in the 2024 Proxy Statement (provided that the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of our securities by certain beneficial owners and our management and related stockholder matters is incorporated by reference from the section entitled “Ownership of Common Stock” in the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to related party transactions and director independence is incorporated by reference from the sections entitled “Certain Relationships and Related-Party and Other Transactions” and “Director Independence” in the 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information relating to the principal accounting services provided to the Company and the fees for such services is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in the 2024 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
    (a)    The following documents are filed as part of this Annual Report on Form 10-K:

1.    Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at “Item 8. Consolidated Financial Statements and Supplementary Data” herein.

(b)    Consolidated Financial Statement Schedule.

Schedule II -Valuation and Qualifying Account

(in thousands)	Balance at Beginning of Year	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Year
Year Ended December 31, 2022
Reserve for inventory	$1,203	$3,095	$(706)	$3,592
Year Ended December 31, 2023
Reserve for inventory	$3,592	$6,935	$(5,049)	$5,478

(c)    Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of PLBY Group, Inc. (incorporated by reference to Exhibit 3.1 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
3.2	Amended and Restated Bylaws of PLBY Group, Inc. (incorporated by reference to Exhibit 3.2 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
3.3	Certificate of Designation of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of PLBY’s Current Report on Form 8-K filed with the SEC on May 17, 2022)
4.1	Description of registrant’s securities
10.1†	Playboy Enterprises, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
10.2†	PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
10.3†
Employment Agreement, dated as of January 31, 2021, by and between Playboy Enterprises, Inc. and Ben Kohn (as assumed by PLBY Group, Inc.) (incorporated by reference to Exhibit 10.23 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)

10.4†
Employment Agreement, dated as of March 22, 2023, by and between Marc Crossman and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of PLBY’s Current Report on Form 8-K filed with the SEC on March 22, 2023)

10.5†
Employment Agreement, dated as of February 10, 2021, by and between Playboy Enterprises, Inc. and Chris Riley (as assumed by PLBY Group, Inc.) (incorporated by reference to Exhibit 10.24 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)

10.6*	Securities Purchase Agreement, dated January 18, 2023 (incorporated by reference to Exhibit 10.1 of PLBY’s Current Report on Form 8-K filed with the SEC on January 18, 2023)
10.7
Standstill Agreement, dated as of January 30, 2023, by and among PLBY Group, Inc. and affiliates of Rizvi Traverse Management (incorporated by reference to Exhibit 10.1 of PLBY’s Current Report on Form 8-K filed with the SEC on February 2, 2023)

10.8
Amendment No. 4 to Credit and Guaranty Agreement, dated as of February 17, 2023, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 of PLBY’s Current Report on Form 8-K filed with the SEC on February 21, 2023)

Exhibit No.	Description
10.9
Amendment No. 5 to Credit and Guaranty Agreement, dated as of April 4, 2023, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 of PLBY’s Current Report on Form 8-K filed with the SEC on April 5, 2023)

10.10†
PLBY Group, Inc. Non-Employee Director Compensation Policy, amended and restated as of April 20, 2023 (incorporated by reference to Exhibit 10.6 of PLBY’s Current Report on Form 10-Q filed with the SEC on May 10, 2023)

10.11*
Amended and Restated Credit and Guaranty Agreement, dated as of May 10, 2023, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.7 of PLBY’s Current Report on Form 10-Q filed with the SEC on May 10, 2023)

10.12*
Stock Purchase Agreement, dated October 3, 2023, by and among LV Holding, LLC, TLA Acquisition Corp. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of PLBY’s Current Report on Form 8-K filed with the SEC on October 5, 2023)

10.13*
Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement, dated as of November 2, 2023, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 to PLBY’s Current Report on Form 8-K filed with the SEC on November 6, 2023)

10.14*
Amendment No. 2 to Amended and Restated Credit and Guaranty Agreement, dated as of March 27, 2024, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent

14.1	Code of Conduct and Ethics, adopted by PLBY Group, Inc.’s board of directors on February 10, 2021 (incorporated by reference to Exhibit 14.1 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
21.1	List of subsidiaries of PLBY Group, Inc.
23.1	Consent of BDO USA, P.C.
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	PLBY Group, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

PLBY GROUP, INC.

Date: March 29, 2024	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (Principal executive officer)
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ben Kohn and Marc Crossman and each or any one of them, his, her or their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him, her or them and in his, her or their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he, she or they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ben Kohn	Chief Executive Officer, President and Director	March 29, 2024
Ben Kohn	(Principal executive officer)

/s/ Marc Crossman	Chief Financial Officer and Chief Operating Officer	March 29, 2024
Marc Crossman	(Principal financial officer and principal accounting officer)

/s/ Suhail Rizvi	Director	March 29, 2024
Suhail Rizvi

/s/ Tracey Edmonds	Director	March 29, 2024
Tracey Edmonds

/s/ James Yaffe	Director	March 29, 2024
James Yaffe

/s/ Juliana F. Hill	Director	March 29, 2024
Juliana F. Hill