Form 10-Q
period 2024-03-31
PLBY Group, Inc.
filed 2024-05-09
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of May 3, 2024 was 72,808,102.

i

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net revenues	$28,319	$35,203
Costs and expenses:
Cost of sales	(12,507)	(21,777)
Selling and administrative expenses	(22,312)	(41,405)
Impairments	(2,417)	—
Total costs and expenses	(37,236)	(63,182)
Operating loss	(8,917)	(27,979)
Nonoperating (expense) income:
Interest expense	(6,427)	(5,209)
Loss on extinguishment of debt	—	(1,848)
Fair value remeasurement loss	—	(3,018)
Other (expense) income, net	(50)	76
Total nonoperating expense	(6,477)	(9,999)
Loss from continuing operations before income taxes	(15,394)	(37,978)
(Expense) benefit from income taxes	(1,053)	1,670
Net loss from continuing operations	(16,447)	(36,308)
Loss from discontinued operations, net of tax	—	(1,372)
Net loss	(16,447)	(37,680)
Net loss attributable to PLBY Group, Inc.	$(16,447)	$(37,680)
Net loss per share from continuing operations, basic and diluted	$(0.23)	$(0.56)
Net loss per share from discontinued operations, basic and diluted	$—	$(0.02)
Net loss per share, basic and diluted	$(0.23)	$(0.58)
Weighted-average shares used in computing net loss per share, basic and diluted	72,677,664	65,159,156
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(16,447)	$(37,680)
Other comprehensive loss:
Foreign currency translation adjustment	(1,733)	(1,696)
Other comprehensive loss	(1,733)	(1,696)
Comprehensive loss	$(18,180)	$(39,376)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$19,042	$28,120
Restricted cash	299	1,587
Receivables, net of allowance for credit losses	6,940	7,496
Inventories, net	8,870	13,000
Prepaid expenses and other current assets	14,139	7,802
Assets held for sale	7,455	11,692
Total current assets	56,745	69,697
Restricted cash	1,654	1,969
Property and equipment, net	12,458	13,514
Operating right-of-use assets	23,111	25,284
Goodwill	53,971	54,899
Other intangible assets, net	157,105	157,901
Contract assets, net of current portion	1,950	8,716
Other noncurrent assets	2,146	2,274
Total assets	$309,140	$334,254
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,013	$14,500
Deferred revenues, current portion	6,566	9,205
Long-term debt, current portion	304	304
Operating lease liabilities, current portion	6,981	6,955
Other current liabilities and accrued expenses	23,829	27,967
Total current liabilities	47,693	58,931
Deferred revenues, net of current portion	5,620	4,641
Long-term debt, net of current portion	193,053	190,115
Deferred tax liabilities, net	10,352	9,304
Operating lease liabilities, net of current portion	22,126	24,621
Other noncurrent liabilities	957	957
Total liabilities	279,801	288,569
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 0 shares were issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 74,893,374 shares issued and 72,643,445 shares outstanding as of March 31, 2024; 74,783,683 shares issued and 72,533,754 shares outstanding as of December 31, 2023	7	7
Treasury stock, at cost, 2,249,929 shares as of March 31, 2024 and December 31, 2023	(5,445)	(5,445)
Additional paid-in capital	691,889	690,055
Accumulated other comprehensive loss	(26,643)	(24,910)
Accumulated deficit	(630,261)	(613,814)
Total stockholders’ equity	29,547	45,893
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$309,140	$334,254
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	—	$—	72,533,754	$7	$(5,445)	$690,055	$(24,910)	$(613,814)	$45,893
Shares issued in connection with employee stock plans	—	—	109,691	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	1,834	—	—	1,834
Other comprehensive loss	—	—	—	—	—	—	(1,733)	—	(1,733)
Net loss	—	—	—	—	—	—	—	(16,447)	(16,447)
Balance at March 31, 2024	—	$—	72,643,445	$7	$(5,445)	$691,889	$(26,643)	$(630,261)	$29,547

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2022	50,000	$—	47,037,699	$5	$(4,445)	$617,233	$(24,145)	$(433,396)	$155,252
Issuance of common stock in rights offering	—	—	19,561,050	2	—	47,600	—	—	47,602
Issuance of common stock in registered direct offering	—	—	6,357,341	—	—	13,890	—	—	13,890
Shares issued in connection with employee stock plans	—	—	215,145	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	5,920	—	—	5,920
Other comprehensive loss	—	—	—	—	—	—	(1,696)	—	(1,696)
Net loss	—	—	—	—	—	—	—	(37,680)	(37,680)
Balance at March 31, 2023	50,000	$—	73,174,547	$7	$(4,445)	$684,643	$(25,841)	$(471,076)	$183,288
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(16,447)	$(37,680)
Net loss from continuing operations	$(16,447)	$(36,308)
Loss from discontinued operations, net of tax	$—	$(1,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,800	1,689
Stock-based compensation	1,834	5,219
Loss on extinguishment of debt	—	1,848
Impairments	2,417	—
Amortization of right-of-use assets	2,529	1,348
Capitalized paid-in-kind interest	1,904	—
Inventory reserve charges	(248)	6,108
Deferred income taxes	1,032	(3,366)
Fair value remeasurement of liabilities	12	2,826
Other, net	1,299	199
Changes in operating assets and liabilities:
Receivables, net	2,072	1,862
Inventories	4,099	1,543
Contract assets	(31)	457
Prepaid expenses and other assets	352	3,896
Accounts payable	(4,247)	(2,117)
Deferred revenues	(1,614)	(3,164)
Operating lease liabilities	(2,798)	(1,507)
Other, net	(3,716)	(3,013)
Net cash used in operating activities - continuing operations	(9,751)	(22,480)
Net cash provided by operating activities - discontinued operations	—	1,030
Net cash used in operating activities	(9,751)	(21,450)
Cash Flows From Investing Activities
Purchases of property and equipment	(594)	(1,821)
Net cash used in investing activities - continuing operations	(594)	(1,821)
Net cash used in investing activities - discontinued operations	—	(30)
Net cash used in investing activities	(594)	(1,851)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in rights offering, net	—	47,600
Proceeds from issuance of common stock in registered direct offering, net	—	13,890
Repayment of long-term debt	(76)	(45,400)
Net cash (used in) provided by financing activities	(76)	16,090
Effect of exchange rate changes on cash and cash equivalents	(260)	(2)
Net decrease in cash and cash equivalents and restricted cash	(10,681)	(7,213)
Balance, beginning of year	$31,676	$35,624
Balance, end of period	$20,995	$28,411
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$19,042	$24,928
Restricted cash	1,953	3,483
Total	$20,995	$28,411
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited; in thousands)
	Three Months Ended March 31,
	2024	2023
Supplemental Disclosures
Cash paid (refunded) for income taxes	$80	$(979)
Cash paid for interest	$3,591	$5,402
Supplemental Disclosure of Non-Cash Activities
Right-of-use assets in exchange for lease liabilities - continuing operations	$600	$1,192
Right-of-use assets in exchange for lease liabilities - discontinued operations	$—	$190
Sale of artwork in exchange for receivables	$1,504	$—
Shares issued for the commitment fee for registered direct offering	$—	$1,250
Shares issued pursuant to a license, services and collaboration agreement	$—	$125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
PLBY Group, Inc. (the “Company”, “PLBY”, “we”, “our” or “us”), together with its subsidiaries through which it conducts business, is a global consumer and lifestyle company marketing the Playboy brand through a wide range of direct-to-consumer products, licensing initiatives, digital subscriptions and content, and location-based entertainment, in addition to the sale of direct-to-consumer products through its Honey Birdette brand.
We have three reportable segments: Direct-to-Consumer, Licensing and Digital Subscriptions and Content. Refer to Note 16, Segments.
Basis of Presentation
The interim condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
The Yandy Enterprises LLC (“Yandy”) and TLA Acquisition Corp. (“TLA”, owner of the Lovers business) disposal groups, previously included in the Direct-to-Consumer segment in the prior year comparative period, were classified as discontinued operations in the condensed consolidated statements of operations for the prior year comparative period presented. The sale of Yandy was completed on April 4, 2023 (the “Yandy Sale”). The sale of TLA was completed on November 3, 2023 (the “TLA Sale”). Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations, for details.
Principles of Consolidation
The interim condensed consolidated financial statements include our accounts and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
The Company follows a monthly reporting calendar, with its fiscal year ending on December 31.
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of March 31, 2024, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of March 31, 2024 and our results of operations and cash flows for the three months ended March 31, 2024 and 2023. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three-month periods are also unaudited. The interim condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2024.
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

We regularly assess these estimates, including, but not limited to, valuation of our trademarks and trade names; valuation of our contingent consideration liabilities; valuation of our only authorized and issued preferred stock (our “Series A Preferred Stock”), with the previously outstanding Series A Preferred Stock having been exchanged for debt and thereby eliminated in May 2023 upon amendment and restatement of our senior secured debt; pay-per-view and video-on-demand buys, and monthly subscriptions to our television and digital content; the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; licensing commission accruals; and stock-based compensation expense. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
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
There were no receivables from our customers exceeding 10% of our total as of March 31, 2024 and December 31, 2023.
The following table represents revenue from our customers exceeding 10% of our total for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Customer	2024	2023
Customer A (1)	*	15%
_________________
(1) The agreement with this licensee was terminated in the fourth quarter of 2023.
*Indicates revenues for the customer did not exceed 10% of our total for the three months ended March 31, 2024.

Restricted Cash
At March 31, 2024 and December 31, 2023, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters, Honey Birdette’s term deposit in relation to its Sydney office lease, as well as cash held in escrow related to the TLA Sale.
Liquidity Assessment and Management’s Plans
Our revenues, results of operations and cash flows have been materially adversely impacted by negative macroeconomic factors beginning in the second quarter of 2022 and continuing through the first quarter of 2024. The persistently challenging macroeconomic and retail environments, including reduced consumer spending and increased price sensitivity in discretionary categories, has significantly impacted our licensees’ performance. Our net revenues from continuing operations for the three months ended March 31, 2024 decreased by $6.9 million, compared to the three months ended March 31, 2023, and this decline, coupled with investments into our creator platform, drove our operating loss and net loss. For the three months ended March 31, 2024, we reported a net operating loss from continuing operations of $16.4 million and negative operating cash flows from continuing operations of $9.8 million. As of March 31, 2024, we had approximately $19.0 million in unrestricted cash and cash equivalents.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity, along with proceeds from asset dispositions and savings from cost reductions initiatives, will be sufficient to meet our obligations as they become due under the A&R Credit Agreement and our other obligations for at least one year following the date of the filing of this Quarterly Report on Form 10-Q. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. However, in the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.

As of March 31, 2024, we were in compliance with the covenants under our senior secured credit agreement. However, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience further material decreases to net sales and operating cash flows and materially higher operating losses, and may experience difficulty remaining in compliance with such covenants. Refer to Note 9, Debt, for further details regarding the terms of our A&R Credit Agreement and the A&R Term Loans (as such terms are defined in Note 9).

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $1.0 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively, excluding $2.0 million of advertising costs related to discontinued operations for the three months ended March 31, 2023. We also have various arrangements with collaborators pursuant to which we reimburse them for a portion of their advertising costs in the form of co-op marketing which provide advertising benefits to us. The costs that we incur for such advertising costs are recorded as a reduction of revenue.
Gift Card Liabilities
We account for gift cards sold to customers by recording a liability in other current liabilities and accrued expenses in our consolidated balance sheets at the time of sale, which is recognized as revenue when redeemed or when we have determined the likelihood of redemption to be remote, which is referred to as gift card breakage. Depending on the jurisdiction in which we operate, gift cards sold to customers have expiration dates ranging from three to five years from the date of sale, or they do not expire and may be subject to escheatment rights. Our gift card liability totaled $1.6 million, $1.6 million and $1.6 million as of March 31, 2024, December 31, 2023 and December 31, 2022, respectively. Revenue recognized from unredeemed gift card balances was $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
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

We began the sale of artwork assets in the fourth quarter of 2023, but they were not fully disposed of as of March 31, 2024, and as such continued to meet the assets held for sale criteria as of March 31, 2024. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations, for details.

Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive loss represents foreign currency translation adjustments attributable to Honey Birdette’s operations. Refer to the Condensed Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were immaterial for the three months ended March 31, 2024 and 2023.

Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements applicable to the Company for the quarter ended March 31, 2024.
Accounting Pronouncements Issued but Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU’s amendments are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this pronouncement on our disclosures.
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
For cash equivalents, receivables and certain other current assets and liabilities at March 31, 2024 and December 31, 2023, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the refinancing of our senior secured debt in May 2021, its amendments in 2021 and 2022, and its further amendment and restatement in 2023, we believe that its carrying value at March 31, 2024 and December 31, 2023 approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 9, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.

Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(411)	$(411)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(399)	$(399)
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
Contingent consideration liability relates to the contingent consideration recorded in connection with the 2021 acquisition of GlowUp Digital Inc. (“GlowUp”), which represents the fair value for shares which may be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of March 31, 2024 and December 31, 2023. The fair value of such shares is remeasured each reporting date using the PLBY stock price as of each reporting date. Fair value change as a result of contingent liabilities fair value remeasurement during the three months ended March 31, 2024 and 2023 was immaterial. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial issuance date), and our subsequent Series A Preferred Stock liability, valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. The fair value option was elected for Series A Preferred Stock liability, as we believe fair value best reflects the expected future economic value. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. We recorded $3.0 million of fair value change in nonoperating expense as a result of remeasurement of the fair value of our Series A Preferred Stock during the three months ended March 31, 2023. In May 2023, in connection with the amendment and restatement of our senior secured credit agreement, the outstanding Series A Preferred Stock was exchanged for debt (and thereby eliminated). Refer to Note 9, Debt, for further details. We classified financial liabilities associated with our Series A Preferred Stock as Level 3 due to the lack of relevant observable inputs.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 and measured at fair value on a recurring basis for the three months ended March 31, 2024 (in thousands):

Contingent Consideration
Balance at December 31, 2023	$399
Change in fair value	12
Balance at March 31, 2024	$411
The increase in the fair value of the contingent consideration for the three months ended March 31, 2024 was primarily due to an increase in a price per share of our common stock.
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

The assumptions used in measuring fair value of assets and liabilities held for sale are considered Level 2 inputs, which include recent purchase offers and market comparables. The assumptions used in measuring fair value of our artwork held for sale are considered Level 2 inputs, which include market prices obtained from recent auctions of similar works of art, or management’s judgment as to their salable value. During the three months ended March 31, 2024, we recorded $2.4 million of impairment charges related to our artwork held for sale.
Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, our non-financial instruments, which primarily consist of goodwill, intangible assets, including digital assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis, whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. Recognized losses related to the impairment of our digital assets during the three months ended March 31, 2024 and 2023 were immaterial, and the fair value of our digital assets was immaterial as of March 31, 2024 and December 31, 2023. Fair value of digital assets held are predominantly based on Level 1 inputs.

3. Assets and Liabilities Held for Sale and Discontinued Operations

On April 4, 2023, we completed the sale of all of the membership interests of our wholly-owned subsidiary, Yandy, to an unaffiliated, private, third-party buyer (“Yandy Buyer”). The consideration paid by the Yandy Buyer for the Yandy Sale consisted of $1 million in cash and a $2 million secured promissory note (which note was then settled in the third quarter of 2023 for a cash payment to us of $1.3 million). The Yandy Sale resulted in a loss of $0.3 million before income taxes. Transaction expenses incurred in connection with the sale were immaterial. In connection with the Yandy Sale, on April 4, 2023, we entered into a sublease agreement with Yandy (under its new ownership by Yandy Buyer) for Yandy’s warehouse on substantively the same terms as the original lease. As a result, Yandy’s warehouse right-of-use assets and related lease liabilities, including leasehold improvements associated with the lease, remained on our consolidated balance sheet as of March 31, 2024 and December 31, 2023.
On October 3, 2023, we entered into a Stock Purchase Agreement (the “SPA”) with LV Holding, LLC (“TLA Buyer”) for the sale of TLA. We closed the TLA Sale on November 3, 2023. Pursuant to the terms and subject to the conditions set forth in the SPA, TLA Buyer acquired from Playboy Enterprises, Inc., a wholly-owned subsidiary of PLBY Group, Inc. and the holder of all equity of TLA, all of the issued and outstanding equity interests of TLA, which held and operated the Lovers business, for approximately $13.5 million in cash (the “Purchase Price”). We also received approximately $0.8 million as part of a working capital adjustment following the closing of the TLA Sale. Approximately $2.1 million of the Purchase Price was placed into a short-term escrow account at the closing of the TLA Sale in connection with a post-closing working capital adjustment, certain possible indemnification claims payable by TLA and for certain post-closing items to be completed by TLA. As of the date of this Quarterly Report on Form 10-Q, such escrow funds had been released to us in full. The sale resulted in a gain of $7.7 million before income taxes.
The Yandy and TLA disposal groups, previously included in the Direct-to-Consumer segment in the prior year comparative period, were classified as discontinued operations in the condensed consolidated statements of operations for the prior year comparative period presented.

The following table summarizes the components of loss from discontinued operations, net of tax in the accompanying consolidated statements of operations (in thousands):

Three Months Ended March 31, 2023
Net revenues	$16,238
Costs and expenses:
Cost of sales	(8,369)
Selling and administrative expenses	(9,330)
Total costs and expenses	(17,699)
Operating loss	(1,461)
Nonoperating income:
Other income	40
Total nonoperating income	40
Loss from discontinued operations before income taxes	(1,421)
Benefit from income taxes	49
Loss from discontinued operations, net of tax	$(1,372)

We began the sale of artwork assets in the fourth quarter of 2023, but they were not fully disposed of as of March 31, 2024, and as such continued to meet the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as current assets held for sale in our condensed consolidated balance sheet as of March 31, 2024. During the three months ended March 31, 2024, we recorded $2.4 million of impairment charges related to our artwork held for sale.

4. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract liabilities are classified as deferred revenue in the consolidated balance sheets as of March 31, 2024 and December 31, 2023.
The following table summarizes our contract assets and certain contract liabilities (in thousands). This table excludes $4.2 million of accounts receivable included in assets held for sale in our consolidated balance sheets as of December 31, 2022, and $0.3 million of contract liabilities included in assets held for sale in our consolidated balance sheet as of December 31, 2022.

	March 31, 2024	December 31, 2023	December 31, 2022
Accounts receivable	$6,940	$7,496	$14,214
Contract Balances:
Contract assets, current portion	$8,343	$1,547	$2,559
Contract assets, net of current portion	1,950	8,716	13,680
Contract liabilities, current portion	(6,566)	(9,205)	(10,480)
Contract liabilities, net of current portion	(5,620)	(4,641)	(21,406)
Contract liabilities, net	$(1,893)	$(3,583)	$(15,647)

The following tables provide a roll-forward of our netted contract assets and contract liabilities from continuing operations (in thousands):

Contract Liabilities, Net
Balance at December 31, 2023	$(3,583)
Revenues recognized that were included in gross contract liabilities at December 31, 2023	7,186
Contract assets reclassified to accounts receivable in the first quarter of 2024	(4,019)
Cash received in advance since prior year and remains in net contract liabilities at period-end	(1,477)
Balance at March 31, 2024	$(1,893)

Contract Liabilities, Net
Balance at December 31, 2022	$(15,647)
Revenues recognized that were included in gross contract liabilities at December 31, 2022	12,032
Contract assets reclassified to accounts receivable in the first quarter of 2023	(7,550)
Cash received in advance since prior year and remained in net contract liabilities at period-end	(1,540)
Contract impairments, modifications and terminations in 2023	(141)
Balance at March 31, 2023	$(12,846)
Future Performance Obligations
As of March 31, 2024, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $39.7 million, of which $33.2 million related to trademark licensing, $5.7 million related to digital subscriptions and products, and $0.8 million related to direct-to-consumer products. Unrecognized revenue of the trademark licensing revenue stream will be recognized over the next seven years, of which 92% will be recognized in the first five years. Unrecognized revenue of the digital subscriptions and products revenue stream will be recognized over the next five years, of which 47% will be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended March 31, 2024
	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$4,085	$—	$—	$—	$4,085
Digital subscriptions and products	—	—	3,804	—	3,804
TV and cable programming	—	—	1,690	—	1,690
Consumer products	—	18,740	—	—	18,740
Total revenues	$4,085	$18,740	$5,494	$—	$28,319

	Three Months Ended March 31, 2023
	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$9,693	$—	$—	$—	$9,693
Magazine, digital subscriptions and products	—	—	2,690	4	2,694
TV and cable programming	—	—	2,048	—	2,048
Consumer products	—	20,768	—	—	20,768
Total revenues	$9,693	$20,768	$4,738	$4	$35,203

The following table disaggregates revenue by point in time versus over time (in thousands):

	Three Months Ended March 31,
	2024	2023
Point in time	$20,288	$21,343
Over time	8,031	13,860
Total revenues	$28,319	$35,203

5. Inventories, Net

The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands).

	March 31, 2024	December 31, 2023
Editorial and other pre-publication costs	$117	$242
Merchandise finished goods	8,753	12,758
Total	$8,870	$13,000

At March 31, 2024 and December 31, 2023, reserves for slow-moving and obsolete inventory amounted to $5.1 million and $5.5 million, respectively.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Contract assets, current portion	$8,343	$1,547
Prepaid inventory not yet received	1,531	703
Prepaid software	1,550	1,488
Prepaid insurance	661	858
Promissory note receivable	432	1,632
Other	1,622	1,574
Total	$14,139	$7,802
In the first quarter of 2023, we significantly restructured our technology expenses, and cost-excessive and under-utilized software packages were either terminated or not renewed upon expiration of applicable agreements. This resulted in a restructuring charge of $4.6 million recorded in selling and administrative expenses in the condensed consolidated results of operations for the three months ended March 31, 2023, excluding $0.4 million of costs related to discontinued operations, out of which $1.5 million was the accelerated amortization of prepaid software.

7. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Internally developed software	$11,252	$10,812
Leasehold improvements	10,590	10,682
Equipment	3,742	3,747
Furniture and fixtures	1,916	1,932
Construction in progress	648	692
Total property and equipment, gross	28,148	27,865
Less: accumulated depreciation	(15,690)	(14,351)
Total	$12,458	$13,514
The aggregate depreciation expense related to property and equipment, net was $1.4 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense related to property and equipment attributable to discontinued operations was $0.2 million for the three months ended March 31, 2023.

8. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Taxes	$7,741	$8,479
Accrued interest	2,864	3,040
Accrued salaries, wages and employee benefits	2,277	4,157
Accrued creator fees	2,022	2,113
Outstanding gift cards and store credits	1,645	1,618
Other	7,280	8,560
Total	$23,829	$27,967

9. Debt
The following table sets forth our debt (in thousands):

	March 31, 2024	December 31, 2023
Term loan, due 2027	$209,772	$209,772
Plus: capitalized payment-in-kind interest	3,752	1,848
Total debt	213,524	211,620
Less: unamortized debt issuance costs	(462)	(582)
Less: unamortized debt discount	(19,705)	(20,619)
Total debt, net of unamortized debt issuance costs and debt discount	193,357	190,419
Less: current portion of long-term debt	(304)	(304)
Total debt, net of current portion	$193,053	$190,115
On May 10, 2023 (the “Restatement Date”), we entered into an amendment and restatement (the “A&R Credit Agreement”) of our prior credit agreement (the “2021 Credit Agreement”) to reduce the interest rate applicable to our senior secured debt and the implied interest rate on our Series A Preferred Stock, exchange (and thereby eliminate) our outstanding Series A Preferred Stock, and obtain additional covenant relief and funding. For the terms of the 2021 Credit Agreement, as amended, refer to Note 9, Debt, within the notes to our consolidated financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

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
In connection with the A&R Credit Agreement, the term loan under the 2021 Credit Agreement was apportioned into approximately $20.6 million of Tranche A term loans (“Tranche A”) and approximately $189.4 million of Tranche B term loans (“Tranche B”, and together with Tranche A comprising the A&R Term Loans). The prior amortization payments applicable to the term loan under the 2021 Credit Agreement were eliminated. The A&R Credit Agreement only requires that the smaller Tranche A be subject to quarterly amortization payments of approximately $76,000 per quarter. The benchmark rate for the A&R Term Loans is the applicable term of the Secured Overnight Financing Rate (“SOFR”), as published by the U.S. Federal Reserve Bank of New York (rather than the London Inter-Bank Offered Rate (“LIBOR”), as under the 2021 Credit Agreement). As of the Restatement Date, Tranche A accrued interest at SOFR plus 6.25% and 0.10% SOFR adjustment, with a SOFR floor of 0.50%. As of the Restatement Date, Tranche B accrued interest at SOFR plus 4.25% and 0.10% SOFR adjustment, with a SOFR floor of 0.50%.
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
In connection with the TLA Sale, on November 2, 2023, we entered into Amendment No. 1 to the A&R Credit Agreement (the “A&R First Amendment”), to permit, among other things: (a) the TLA Sale and the sale of certain other assets (and the proceeds of such sales will not be required to prepay the A&R Term Loans); and (b) the Company to elect, through August 31, 2025, to pay in cash accrued interest equal to the applicable SOFR plus 1.00%, with the remainder of any applicable accrued interest not paid in cash capitalized into the A&R Term Loans. The other terms of the A&R Credit Agreement remained substantially unchanged from those prior to the A&R First Amendment.
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
(b)    the addition of a covenant to maintain a $7.5 million minimum balance of unrestricted cash and cash equivalents (on a consolidated basis), subject to periodic testing and certification, as well as the ability to cure a below-minimum balance, and which covenant will be in effect (i) from March 27, 2024 until March 31, 2026 and (ii) from and after the Financial Covenant Sunset Date; and
(c)    that assignments of commitments or loans under the A&R Credit Agreement from existing lenders to certain eligible assignees under the A&R Credit Agreement (i.e. a commercial bank, insurance company, investment or mutual fund or other entity that is an “accredited investor” (as defined in Regulation D under the Securities Act of 1933) and which extends credit or buys loans in the ordinary course of business) shall not require consent from us while the minimum cash balance financial covenant is in effect.
The other terms of the A&R Credit Agreement prior to the A&R Second Amendment remained substantially unchanged.
The stated interest rate of Tranche A and Tranche B term loans as of March 31, 2024 was 11.41% and 9.41%, respectively. The stated interest rate of Tranche A and Tranche B term loans as of December 31, 2023 was 11.41% and 9.41%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of March 31, 2024 was 12.03% and 13.27%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2023 was 12.03% and 13.27%, respectively. The difference between the stated interest rate and effective interest rate for Tranche B as of March 31, 2024 and December 31, 2023 is driven primarily by the amortization of $21.3 million of debt discount which is included in the calculation of the effective interest rate.

We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of March 31, 2024 and December 31, 2023.
The following table sets forth maturities of the principal amount of our A&R Term Loans as of March 31, 2024 (in thousands):

Remainder of 2024	$228
2025	304
2026	304
2027	212,688
Total	$213,524

10. Stockholders’ Equity
Common Stock
Common stock reserved for future issuance consists of the following:

	March 31, 2024	December 31, 2023
Shares available for grant under equity incentive plans	3,660,674	739,178
Options issued and outstanding under equity incentive plans	1,997,466	2,291,328
Unvested restricted stock units	2,901,483	3,214,910
Vested restricted stock units not yet settled	218,730	14,994
Unvested performance-based restricted stock units	707,655	707,655
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	9,735,124	7,217,181
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
We also completed a rights offering in February 2023, pursuant to which we issued 19,561,050 shares of common stock. We received net proceeds of $47.6 million from the rights offering, after the payment of offering fees and expenses. We used $45 million of the net proceeds from the rights offering for repayment of debt under our 2021 Credit Agreement, with the remainder to be used for other general corporate purposes.

11. Stock-Based Compensation
As of March 31, 2024, 10,737,065 shares of common stock had been authorized for issuance under our 2021 Equity and Incentive Compensation Plan and 6,287,687 shares of common stock were originally reserved for issuance under our 2018 Equity Incentive Plan.
Stock Option Activity
A summary of the stock option activity under our equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2023	2,291,328	$2.49	6.4	$311
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, expired and cancelled	(293,862)	5.05	—	—
Balance – March 31, 2024	1,997,466	$2.12	7.1	$357
Exercisable – March 31, 2024	1,082,892	$3.35	5.0	$—
Vested and expected to vest as of March 31, 2024	1,997,466	$2.12	7.1	$357
There were no options granted in the first quarter of 2024 or 2023.
Restricted Stock Units
A summary of restricted stock unit activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share

Unvested and outstanding balance at December 31, 2023	3,214,910	$2.91
Granted	—	—
Vested	(313,427)	7.41
Forfeited	—	—
Unvested and outstanding balance at March 31, 2024	2,901,483	$2.42
The total fair value of restricted stock units that vested during the three months ended March 31, 2024 and 2023 was approximately $0.3 million and $0.4 million, respectively. We had 218,730 outstanding and fully vested restricted stock units that remained unsettled at March 31, 2024, all of which are expected to be settled in 2024. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net loss per share for the three months ended March 31, 2024.
There was no activity with respect to performance-based restricted stock units during the three months ended March 31, 2024. Performance-based restricted stock units for 707,655 shares were unvested and outstanding as of March 31, 2024 and December 31, 2023.

Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of sales(1)	$633	$373
Selling and administrative expenses(2)	1,201	4,846
Total	$1,834	$5,219
_______
(1)    Cost of sales includes $0.2 million of stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license, services and collaboration agreement for the three months ended March 31, 2023. The contract with such independent contractor expired in the fourth quarter of 2023, and there was no stock-based compensation expense recorded for the three months ended March 31, 2024.
(2)    Selling and administrative expenses for the three months ended March 31, 2023 include $1.0 million of accelerated amortization of stock-based compensation expense for certain equity awards during the three months ended March 31, 2023.
The expense presented in the table above is net of capitalized stock-based compensation relating to software development costs of $0.7 million during the three months ended March 31, 2023. There was no capitalized stock-based compensation relating to software development costs during the three months ended March 31, 2024, as stock-based compensation relating to software development costs eligible to be capitalized in the first quarter of 2024 was immaterial.
At March 31, 2024, total unrecognized compensation cost related to unvested stock option awards was $0.6 million and is expected to be recognized over the remaining weighted-average service period of 1.25 years. At March 31, 2024, total unrecognized compensation cost related to unvested performance-based restricted stock units and restricted stock units was $6.1 million and is expected to be recognized over the remaining weighted-average service period of 1.39 years.

12. Commitments and Contingencies
Leases
Lease cost associated with operating leases for the three months ended March 31, 2024 and 2023 is included in the table below.
As of March 31, 2024 and December 31, 2023, the weighted average remaining term of our operating leases was 4.9 years and 5.2 years, respectively, and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 7.0% and 7.0%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $2.4 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $0.6 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities attributable to discontinued operations were $0.2 million for the three months ended March 31, 2023.
In conjunction with the Yandy Sale in the second quarter of 2023, we entered into a sublease agreement with the buyer of Yandy in relation to its warehouse and office space for the remaining term of the lease, which expires in 2031.
Net lease cost recognized in our unaudited condensed consolidated statements of operations is summarized in the table below (in thousands). The table excludes TLA’s total net lease cost of $1.6 million for the three months ended March 31, 2023, which is included in discontinued operations in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$2,085	$1,891
Variable lease cost	374	402
Short-term lease cost	403	710
Sublease income	(222)	(69)
Total	$2,640	$2,934
Maturities of our operating lease liabilities as of March 31, 2024 are as follows (in thousands):

Amounts
Remainder of 2024	$6,624
2025	7,882
2026	7,277
2027	4,816
2028	2,453
Thereafter	5,772
Total undiscounted lease payments	34,824
Less: imputed interest	(5,717)
Total operating lease liabilities	$29,107

Operating lease liabilities, current portion	$6,981
Operating lease liabilities, noncurrent portion	$22,126
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
New Handong Arbitration
On February 8, 2024, PEII and certain of its subsidiaries initiated arbitration in the Hong Kong International Arbitration Centre (the “Arbitration”) against PEII’s terminated China licensee, New Handong Investment (Guangdong) Co., Ltd. (“New Handong”). In October 2023, PEII’s subsidiary terminated its license agreement with New Handong due to ongoing, uncured material breaches by New Handong. PEII and its subsidiaries are seeking damages, including the payment of outstanding guaranteed minimum royalties, the payment of all guaranteed minimum royalties for the remainder of the term of the agreement, and other contractual damages for a variety of breaches, including unauthorized sales of products, underpayment of earned royalties, failing to use approved trademarks and affix official holograms to all products, and the use of unapproved sublicensees, as well as a declaration that the termination of the agreement was lawful and valid and the issuance of a legal order to require New Handong to refrain from any further manufacture, sale, distribution or other use of any Playboy intellectual property or products. While PEII believes it has strong claims against New Handong, and that the facts of the matter support those claims, even in the event PEII were to obtain all the relief it seeks from the Arbitration, PEII can provide no assurance or guarantee that it will be able to enforce the results of the Arbitration against New Handong or recover any or all monetary awards from New Handong.

13. Severance Costs
We incurred severance costs during 2023 due to the reduction of headcount, as we shift our business to a more capital-light model. Severance costs are recorded in selling and administrative expenses in the condensed consolidated statements of operations, with an immaterial amount recorded in cost of sales, and in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets. Severance costs were immaterial during the first quarter of 2024.
Severance costs in our condensed consolidated statements of operations were as follows (in thousands):

Three Months Ended March 31, 2023
Direct-to-Consumer	$371
Licensing	17
Digital Subscriptions and Content	39
Corporate	1,211
Total	$1,638
The following is a reconciliation of the beginning and ending severance costs balances recorded in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2023	$1,184
Costs incurred and charged to expense	30
Costs paid or otherwise settled	(951)
Balance at March 31, 2024	$263

14. Income Taxes
For the three months ended March 31, 2024 and 2023, our provision for income taxes was an expense of $1.1 million and a tax benefit of $1.7 million, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 was (6.8)% and 4.4%, respectively. The effective tax rate for the three months ended March 31, 2024 differed from the U.S. statutory federal income tax rate of 21% primarily due to impairment charges on artwork held for sale, foreign withholding taxes, the limitations of Internal Revenue Code Section 162(m) (“Section 162(m)”), stock compensation shortfall deductions and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three months ended March 31, 2023 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, Section 162(m) limitations, stock compensation shortfall deductions, and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles.

15. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	1,997,466	2,584,078
Unvested restricted stock units	2,901,483	1,792,292
Unvested performance-based restricted stock units	707,655	1,089,045

16. Segments
We have three reportable segments: Direct-to-Consumer, Licensing and Digital Subscriptions and Content. The Direct-to-Consumer segment derives revenue from sales of consumer products sold by us online direct to customers or at our Honey Birdette brick-and-mortar stores, of which there were 62 stores in three countries as of March 31, 2024. The TLA and Yandy direct-to-consumer businesses sold in 2023 were excluded from the table below and classified as discontinued operations in our condensed consolidated statements of operations for the prior year comparative period presented. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses. At the end of the first quarter of 2023, we entered into a joint venture (the “China JV”) with Charactopia Licensing Limited, the brand management unit of Fung Group. The China JV operates the Playboy consumer products business in mainland China, Hong Kong and Macau. The China JV is intended to reinvigorate our China-market Playboy apparel business through expanding Playboy’s reach and online storefronts by adding new licensees.
The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, and sales of creator content offerings and memberships to consumers through the Playboy Club on playboy.com.
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

The following table sets forth financial information by reportable segment (in thousands):

	Three Months Ended March 31,
	2024	2023
Net revenues:
Direct-to-Consumer	$18,740	$20,768
Licensing	4,085	9,693
Digital Subscriptions and Content	5,494	4,738
All Other	—	4
Total	$28,319	$35,203
Operating (loss) income:
Direct-to-Consumer	$(147)	$(15,992)
Licensing	2,017	3,565
Digital Subscriptions and Content	(99)	(609)
Corporate	(10,698)	(14,938)
All Other	10	(5)
Total	$(8,917)	$(27,979)

Geographic Information
Revenue by geography is based on where the customer is located. The following tables set forth revenue by geographic area for the months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net revenues:
United States	$14,160	$15,659
Australia	8,134	7,529
China	1,446	6,948
UK	2,700	2,502
Other	1,879	2,565
Total	$28,319	$35,203

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors”, “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. As used herein, “we”, “us”, “our”, the “Company”, “PLBY” and “Playboy” refer to PLBY Group Inc. and its subsidiaries.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. These statements are based on the expectations and beliefs of the management of the Company in light of historical results and trends, current conditions and potential future developments, and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements. These forward-looking statements include all statements other than historical fact, including, without limitation, statements regarding the financial position, capital structure, dividends, indebtedness, business strategy and plans and objectives of management for future operations of the Company. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “strive”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting us will be those that we anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (2) the risk that the Company’s completed or proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from any transactions; (3) the ability to recognize the anticipated benefits of corporate transactions, commercial collaborations, commercialization of digital assets, cost reduction initiatives and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the Company’s ability to retain its key employees; (4) costs related to being a public company, corporate transactions, commercial collaborations and proposed transactions; (5) changes in applicable laws or regulations; (6) the possibility that the Company may be adversely affected by global hostilities, supply chain delays, inflation, interest rates, foreign currency exchange rates or other economic, business, and/or competitive factors; (7) risks relating to the uncertainty of the projected financial information of the Company, including changes in the Company’s estimates of cash flows and the fair value of certain of its intangible assets, including goodwill; (8) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; (9) changing demand or shopping patterns for the Company’s products and services; (10) failure of licensees, suppliers or other third-parties to fulfill their obligations to the Company; (11) the Company’s ability to comply with the terms of its indebtedness and other obligations; (12) changes in financing markets or the inability of the Company to obtain financing on attractive terms; and (13) other risks in “Part I—Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

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

We have three reportable segments: Direct-to-Consumer, Licensing and Digital Subscriptions and Content. The Direct-to-Consumer segment derives its revenue from sales of consumer products sold directly to consumers through our own online channels and our retail stores. The Licensing segment derives revenue from trademark licenses for third-party consumer products, location-based entertainment businesses and online gaming. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming, which is distributed through various channels, including websites and domestic and international TV, and sales of creator content offerings and memberships to consumers at The Playboy Club on playboy.com.

Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and referenced in the section of this Quarterly Report on Form 10-Q titled “Risk Factors”.
Pursuing a More Capital-Light Business Model
We are pursuing a commercial strategy that relies on a more capital-light business model focused on revenue streams with higher margin, lower working capital requirements and higher growth potential. We are doing this by leveraging our flagship Playboy brand to scale our creator platform with influencers who embody the Playboy brand’s aspirational lifestyle and attract best-in-class strategic partners. We are focused on our two key growth pillars: first, investing in the Playboy digital platform as we return to our roots as a place to see and be seen for creators and up and coming cultural influencers; and second, strategically expanding our licensing business in key categories and territories. We will continue to use our licensing business as a marketing tool and brand builder, in particular through our high-end designer collaborations and our large-scale strategic partnerships.
China Licensing Revenues
Our licensing revenues from China (including Hong Kong) as a percentage of our total revenues were 5% and 20% for the three months ended March 31, 2024 and 2023, respectively. At the end of the first quarter of 2023, we entered into the China JV with Charactopia Licensing Limited, the brand management unit of Fung Group. The China JV owns and operates the Playboy consumer products business in mainland China, Hong Kong and Macau. In 2023, due to challenging economic conditions in China, collections from certain of our Chinese licensees slowed significantly, and we had to renegotiate terms of, or terminate, certain licenses. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets. Nonetheless, we continue to work with our China JV partner to re-invigorate our China-market Playboy direct-to-consumer and licensing businesses, by building on Playboy’s current roster of licensees and online storefronts and developing additional revenue through expanding into new product categories with new licensees.
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
Impairments
Impairments consist of the impairments of our art held for sale.
Nonoperating (Expense) Income
Interest Expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs and debt discount.
Loss on Extinguishment of Debt
In the first quarter of 2023, we recorded a partial extinguishment of debt in the amount of $1.8 million related to the write-off of unamortized debt discount and deferred financing costs as a result of $45 million in prepayments of our senior debt pursuant to the third and fourth amendments of our 2021 Credit Agreement in February 2023.
Fair Value Remeasurement Loss
Fair value remeasurement loss consists of changes to the fair value of mandatorily redeemable preferred stock liability related to its remeasurement.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of other miscellaneous nonoperating items, such as bank charges and foreign exchange gains or losses as well as non-recurring transaction fees.
(Expense) Benefit from Income Taxes

(Expense) benefit from income taxes consists of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our definite-lived U.S. federal and state deferred tax assets, as well as Australia, U.K. and China deferred tax assets.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net revenues	$28,319	$35,203	$(6,884)	(20)%
Costs and expenses:
Cost of sales	(12,507)	(21,777)	9,270	(43)%
Selling and administrative expenses	(22,312)	(41,405)	19,093	(46)%
Impairments	(2,417)	—	(2,417)	100%
Total costs and expenses	(37,236)	(63,182)	25,946	(41)%
Operating loss	(8,917)	(27,979)	19,062	(68)%
Nonoperating (expense) income:
Interest expense	(6,427)	(5,209)	(1,218)	23%
Loss on extinguishment of debt	—	(1,848)	1,848	(100)%
Fair value remeasurement loss	—	(3,018)	3,018	(100)%
Other (expense) income, net	(50)	76	(126)	(166)%
Total nonoperating expense	(6,477)	(9,999)	3,522	(35)%
Loss from continuing operations before income taxes	(15,394)	(37,978)	22,584	(59)%
(Expense) benefit from income taxes	(1,053)	1,670	(2,723)	(163)%
Net loss from continuing operations	(16,447)	(36,308)	19,861	(55)%
Loss from discontinued operations, net of tax	—	(1,372)	1,372	(100)%
Net loss	(16,447)	(37,680)	21,233	(56)%
Net loss attributable to PLBY Group, Inc.	$(16,447)	$(37,680)	$21,233	(56)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(44)	(62)
Selling and administrative expenses	(79)	(118)
Impairments	(9)	—
Total costs and expenses	(132)	(180)
Operating loss	(32)	(80)
Nonoperating (expense) income:
Interest expense	(23)	(15)
Loss on extinguishment of debt	—	(5)
Fair value remeasurement loss	—	(9)
Other (expense) income, net	—	—
Total nonoperating expense	(23)	(29)
Loss from continuing operations before income taxes	(55)	(109)
(Expense) benefit from income taxes	(4)	5
Net loss from continuing operations	(59)	(104)
Loss from discontinued operations, net of tax	—	(4)
Net loss	(59)	(108)
Net loss attributable to PLBY Group, Inc.	(59)%	(108)%
Net Revenues
The decrease in net revenues for the three months ended March 31, 2024, as compared to the prior year comparative period, was primarily due to lower licensing revenue of $5.6 million, largely as a result of the termination of certain Chinese licensing agreements in 2023, lower direct-to-consumer revenue of $2.0 million, as a result of $3.5 million less revenue from Playboy’s e-commerce site, as it changed from our ownership and operation to a licensed business model in the third quarter of 2023, which was partly offset by a $1.5 million increase in revenue from Honey Birdette and $1.0 million of higher revenue from our creator platform.
Cost of Sales
The decrease in cost of sales for the three months ended March 31, 2024, as compared to the prior year comparative period, was primarily due to a decrease in inventory reserve charges of $6.4 million, a $1.9 million decrease in licensing commissions related to the termination of certain Chinese licensing agreements in 2023, a $0.5 million decrease in direct-to-consumer product costs, as a result of a $1.9 million decrease in product costs from Playboy’s e-commerce site, as it changed from our ownership and operation to a licensed business model in the third quarter of 2023, which was offset by a $1.4 million increase in product costs from Honey Birdette, due to higher revenues, and lower digital subscriptions product costs of $0.9 million.
Selling and Administrative Expenses
The decrease in selling and administrative expenses for the three months ended March 31, 2024, as compared to the prior year comparative period, was primarily due to lower technology costs of $5.5 million, primarily due to a $5.0 million restructuring charge taken on direct-to-consumer cloud-based software attributable to continuing operations in 2023, lower payroll expense of $3.5 million due to headcount reductions, a $3.6 million decrease in stock-based compensation expense, a $1.5 million decrease in digital marketing spend related to the Company’s discontinuation of owned-and-operated direct-to-consumer businesses, lower severance expense of $1.6 million, lower insurance expense of $1.2 million, lower audit and consulting fees of $0.8 million and a $1.1 million decrease in expense related to China JV expenses.
Impairments
The increase in impairments for the three months ended March 31, 2024, as compared to the prior year comparative period, was due to $2.4 million of impairment charges related to our artwork held for sale during the three months ended March 31, 2024.

Nonoperating (Expense) Income
Interest Expense
The increase in interest expense for the three months ended March 31, 2024, as compared to the prior year comparative period, was primarily due to the higher interest rate on our senior secured debt in the first quarter of 2024, compared to the prior year comparative period, as a result of the Restatement in May 2023 and the A&R First Amendment in November 2023.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the three months ended March 31, 2023 represents a loss of $1.8 million on the partial extinguishment of debt related to $45 million of prepayments of our senior debt in the first quarter of 2023.
Fair Value Remeasurement Loss
Fair value remeasurement loss for the three months ended March 31, 2023 represents the remeasurement of our mandatorily redeemable preferred stock liability to its fair value at March 31, 2023, which was exchanged (and thereby eliminated) in connection with the A&R Credit Agreement in the second quarter of 2023.
(Expense) Benefit from Income Taxes
The change in provision for income taxes for the three months ended March 31, 2024, as compared to the prior year comparative period, was primarily due to impairment charges on artwork held for sale in the first quarter of 2024, the decrease of disallowed Section 162(m) compensation, shortfall of stock-based compensation and change in valuation allowance due to the reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the three months ended March 31, 2024.

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
In addition to adjusting for non-cash stock-based compensation, non-cash charges for the fair value remeasurements of certain liabilities and non-recurring non-cash impairments, asset write-downs and inventory reserve charges, we typically adjust for non-operating expenses and income, such as non-recurring special projects, including the implementation of internal controls, non-recurring gain or loss on the sale of assets, expenses associated with financing activities, and reorganization and severance expenses that result from the elimination or rightsizing of specific business activities or operations.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(16,447)	$(37,680)
Adjusted for:
Loss from discontinued operations, net of tax	—	(1,372)
Net loss from continuing operations	(16,447)	(36,308)
Adjusted for:
Interest expense	6,427	5,209
Loss on extinguishment of debt	—	1,848
Expense (benefit) from income taxes	1,053	(1,670)
Depreciation and amortization	1,800	1,689
EBITDA	(7,167)	(29,232)
Adjusted for:
Stock-based compensation	1,834	5,219
Impairments	2,417	—
Inventory reserve charges	—	3,637
Write-down of capitalized software	—	4,632
Adjustments	367	3,028
Mandatorily redeemable preferred stock fair value remeasurement	—	3,018
Adjusted EBITDA	$(2,549)	$(9,698)
•Impairments for the three months ended March 31, 2024 related to impairment charges on our artwork held for sale.
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
•Adjustments for the three months ended March 31, 2024 are primarily related to a non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for the acquisition of GlowUp that remained unsettled as of March 31, 2024, loss on the sale of artwork, consulting, advisory and other costs relating to corporate transactions and other strategic opportunities as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.
•Adjustments for the three months ended March 31, 2023 are primarily related to a non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for the acquisition of GlowUp that remained unsettled as of March 31, 2024, consulting, advisory and other costs relating to corporate transactions and other strategic opportunities as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.
•Mandatorily redeemable preferred stock fair value remeasurement for the three months ended March 31, 2023 related to non-cash fair value change due to its fair value remeasurement.

Segments
Our Chief Executive Officer is our Chief Operating Decision Maker. Our segment disclosure is based on our intention to provide the users of our consolidated financial statements with a view of the business from our perspective. We operate our business in three primary operating and reportable segments: Direct-to-Consumer, Licensing and Digital Subscriptions and Content. Direct-to-Consumer operations include consumer products sold through brick-and-mortar retail stores and e-commerce sites. Licensing operations include the licensing of one or more of our trademarks, our Playboy retail platform operations effective July 2023, and/or images for consumer products and location-based entertainment businesses. Digital Subscriptions and Content operations include the production, marketing and sales of programming under the Playboy brand name, which is distributed through various channels, including domestic and international television, and sales of creator content offerings to consumers through the Playboy Club on playboy.com.
The following are our results of financial performance by segment for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net revenues:
Direct-to-Consumer	$18,740	$20,768	$(2,028)	(10)%
Licensing	4,085	9,693	(5,608)	(58)%
Digital Subscriptions and Content	5,494	4,738	756	16%
All Other	—	4	(4)	(100)%
Total	$28,319	$35,203	$(6,884)	(20)%
Operating (loss) income:
Direct-to-Consumer	$(147)	$(15,992)	$15,845	(99)%
Licensing	2,017	3,565	(1,548)	(43)%
Digital Subscriptions and Content	(99)	(609)	510	(84)%
Corporate	(10,698)	(14,938)	4,240	(28)%
All Other	10	(5)	15	(300)%
Total	$(8,917)	$(27,979)	$19,062	(68)%
Direct-to-Consumer

The decrease in net revenues for the three months ended March 31, 2024, compared to the comparable prior year period, was primarily due to $3.5 million less revenue from Playboy’s e-commerce site, as it changed from our ownership and operation to a licensed business model in the third quarter of 2023, offset by a $1.5 million increase in revenue from Honey Birdette.

The decrease in operating loss for the three months ended March 31, 2024, compared to the comparable prior year period, was primarily due a decrease in inventory reserve charges of $6.4 million, lower technology costs of $5.7 million, primarily due to a $5.0 million restructuring charge taken on direct-to-consumer cloud-based software attributable to continuing operations in 2023, lower payroll expense of $2.2 million due to headcount reductions, a $1.5 million decrease in digital marketing spend related to our discontinuation of owned-and-operated direct-to-consumer businesses, a $0.9 million decrease in other selling and administrative expenses, partly offset by $1.1 million lower gross profit as a result of lower revenue in connection with our discontinuation of owned-and-operated direct-to-consumer businesses.
Licensing
The decrease in net revenues for the three months ended March 31, 2024, compared to the comparable prior year period, was primarily due to the termination of certain Chinese licensing agreements in 2023.
The decrease in operating income for the three months ended March 31, 2024, compared to the comparable prior year period, was primarily due to a $3.8 million decrease in licensing gross profit, partly offset by a $2.3 million decrease in legal fees and China JV expenses.

Digital Subscriptions and Content
The increase in net revenues for the three months ended March 31, 2024, compared to the comparable prior year period, was primarily due to an increase in revenues attributable to our creator platform of $1.0 million, partly offset by a $0.2 million decrease in other digital subscriptions and content revenue.
The decrease in operating loss for the three months ended March 31, 2024, compared to the comparable prior year period, was primarily attributable to a $0.8 million increase in net revenues and a $0.5 million decrease in payroll, partly offset by a $1.3 million increase in expenses related to our creator platform.
Corporate
The decrease in corporate expenses for the three months ended March 31, 2024, compared to the comparable prior year period, was primarily due to a $3.6 million decrease in stock-based compensation expense, a $1.2 million decrease in severance costs, a decrease of $1.2 million in insurance expense, a decrease of $0.8 million in audit and consulting services and a $1.0 million decrease in payroll expenses due to headcount reductions, partly offset by $2.4 million of impairments on our artwork held for sale.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of liquidity are cash generated from operating activities, which primarily includes cash derived from revenue generating activities, from financing activities, including proceeds from our issuance of debt, and proceeds from stock offerings (as described further below), and from investing activities, which includes the sale of assets (as described further below). As of March 31, 2024, our principal source of liquidity was cash in the amount of $19.0 million, which is primarily held in operating and deposit accounts.
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
On November 3, 2023, we completed the TLA Sale to an unaffiliated, third-party buyer for approximately $13.5 million in cash. Approximately $2.1 million of the Purchase Price was placed into a short-term escrow account at the closing of the TLA Sale in connection with a post-closing working capital adjustment, certain possible indemnification claims payable by us and for certain post-closing items to be completed by us. As of the date of this Quarterly Report on Form 10-Q, such escrow funds had been released to us in full.
In November 2023, we also sold a small amount of our art assets, and we have continued the sale of our art assets in 2024.
Due to challenging economic conditions in China, collections from certain of our Chinese licensees have slowed significantly, and we have renegotiated terms of certain agreements. In October 2023, we also terminated licensing agreements with certain Chinese licensees. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets.
Since going public in 2021, we have yet to generate operating income from our core business operations and have incurred significant operating losses. The operating losses for the quarter ended March 31, 2024 were $8.9 million. We expect to continue to incur operating losses for the foreseeable future.

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
We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity, along with proceeds from asset dispositions and savings from cost reductions initiatives, will be sufficient to meet our obligations as they become due under the A&R Credit Agreement and our other obligations for at least one year following the date of the filing of this Quarterly Report on Form 10-Q. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. However, in the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.
Debt
On May 10, 2023, we entered into an amendment and restatement of our prior credit agreement to reduce the interest rate applicable to our senior secured debt and the implied interest rate on our Series A Preferred Stock, exchange (and thereby eliminate) our outstanding Series A Preferred Stock, and obtain additional covenant relief and funding. For the terms of the 2021 Credit Agreement, as amended, refer to Note 9. Debt, within the notes to our audited condensed consolidated financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.
In connection with the A&R Credit Agreement, Fortress Credit Corp. and its affiliates became our lender with respect to approximately 90% of the term loans under the A&R Credit Agreement. Fortress exchanged 50,000 shares of our Series A Preferred Stock (representing all of our issued and outstanding preferred stock) for approximately $53.6 million of the A&R Term Loans, and we obtained approximately $11.8 million of additional funding as part of the A&R Term Loans. As a result, our Series A Preferred Stock was eliminated, and the principal balance of the A&R Term Loans under the A&R Credit Agreement became approximately $210.0 million on the Restatement Date.
In connection with the A&R Credit Agreement, the term loan under the 2021 Credit Agreement was apportioned into approximately $20.6 million of Tranche A term loans and approximately $189.4 million of Tranche B term loans. The prior amortization payments applicable to the term loan under the 2021 Credit Agreement were eliminated. The A&R Credit Agreement only requires that the smaller Tranche A be subject to quarterly amortization payments of approximately $76,000 per quarter. The benchmark rate for the A&R Term Loans is the applicable term of SOFR as published by the U.S. Federal Reserve Bank of New York (rather than LIBOR, as under the 2021 Credit Agreement). As of the Restatement Date, Tranche A accrued interest at SOFR plus 6.25% and 0.10% SOFR adjustment, with a SOFR floor of 0.50%. As of the Restatement Date, Tranche B accrued interest at SOFR plus 4.25% and 0.10% SOFR adjustment, with a SOFR floor of 0.50%.
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
In connection with the TLA Sale, on November 2, 2023, we entered into Amendment No. 1 to the A&R Credit Agreement, to permit, among other things: (a) the TLA Sale and the sale of certain other assets (and the proceeds of such sales will not be required to prepay the A&R Term Loans); and (b) the Company to elect, through August 31, 2025, to pay in cash accrued interest equal to the applicable SOFR plus 1.00%, with the remainder of any applicable accrued interest not paid in cash capitalized into the A&R Term Loans. The other terms of the A&R Credit Agreement remained substantially unchanged from those prior to the A&R First Amendment.

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
(b)    the addition of a covenant to maintain a $7.5 million minimum balance of unrestricted cash and cash equivalents (on a consolidated basis), subject to periodic testing and certification, as well as the ability to cure a below-minimum balance, and which covenant will be in effect (i) from March 27, 2024 until March 31, 2026 and (ii) from and after the Financial Covenant Sunset Date; and
(c)    that assignments of commitments or loans under the A&R Credit Agreement from existing lenders to certain eligible assignees under the A&R Credit Agreement (i.e. a commercial bank, insurance company, investment or mutual fund or other entity that is an “accredited investor” (as defined in Regulation D under the Securities Act of 1933) and which extends credit or buys loans in the ordinary course of business) shall not require consent from us while the minimum cash balance financial covenant is in effect.
The other terms of the A&R Credit Agreement prior to the A&R Second Amendment remained substantially unchanged.
The stated interest rate of Tranche A and Tranche B term loans as of March 31, 2024 was 11.41% and 9.41%, respectively. The stated interest rate of Tranche A and Tranche B term loans as of December 31, 2023 was 11.41% and 9.41%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of March 31, 2024 was 12.03% and 13.27%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2023 was 12.03% and 13.27%, respectively. The difference between the stated interest rate and effective interest rate for Tranche B as of March 31, 2024 and December 31, 2023 is driven primarily by the amortization of $21.3 million of debt discount which is included in the calculation of the effective interest rate.
Leases

Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring through 2033. Some of these leases contain renewal options and rent escalations. As of March 31, 2024 and December 31, 2023, our fixed leases were $29.1 million and $31.6 million, respectively, with $7.0 million and $7.0 million due in the next 12 months. For further information on our lease obligations, refer to Note 12, Commitments and Contingencies within the notes to the financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(9,751)	$(22,480)	$12,729	(57)%
Investing activities	(594)	(1,851)	1,257	(68)
Financing activities	(76)	16,090	(16,166)	(100)

Cash Flows from Operating Activities
The decrease in net cash used in operating activities from continuing operations for the three months ended March 31, 2024, compared to the prior year comparable period, was primarily due to a reduction in net loss from continuing operations of $19.9 million, partly offset by changes in assets and liabilities that had a current period cash flow impact, such as changes in working capital of $3.8 million, and changes in non-cash charges of $3.3 million. The change in assets and liabilities as compared to the prior year comparable period was primarily driven by an $3.5 million increase in prepaid expenses and other assets due to a restructuring charge taken on direct-to-consumer cloud-based software in the prior year comparable period, a $2.1 million decrease in accounts payable due to the timing of payments, a $1.3 million decrease in operating lease liabilities, a $0.7 million decrease in other, net, partly offset by a $2.6 million decrease in inventories, net due to reduced purchasing related to Playboy’s e-commerce site (which changed from our ownership and operation to a licensed business model in the third quarter of 2023), and a $1.6 million increase in deferred revenues due to the timing of direct-to-consumer order shipments. The change in non-cash charges, compared to the change in the prior year comparable period, was primarily driven by a decrease in inventory reserve charges of $6.4 million, a $3.4 million decrease in stock-based compensation expense, a change in fair value remeasurement charges of $2.8 million and a $1.8 million loss on extinguishment of debt in the prior year comparable period, partly offset by a $4.4 million increase in deferred income taxes, the $2.4 million impairment of our artwork held for sale, $1.9 million of capitalized paid-in-kind interest and a $1.2 million increase in the amortization of right-of-use assets.
Cash Flows from Investing Activities
The decrease in net cash used in investing activities for the three months ended March 31, 2024, compared to the prior year comparable period, was primarily due to a $1.2 million decrease in purchases of property and equipment.
Cash Flows from Financing Activities
The decrease in net cash provided by financing activities for the three months ended March 31, 2024, compared to the prior year comparable period, was due to net proceeds of $13.9 million from our registered direct offering in January of 2023 and net proceeds of $47.6 million from the issuance of common stock in our rights offering in February of 2023, partly offset by a $45.4 million decrease in the repayment of long-term debt from the proceeds of such offerings.
Contractual Obligations

For the quarter ended March 31, 2024, there were no material changes to our contractual obligations from December 31, 2023, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 29, 2024.

Critical Accounting Estimates
Our interim condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Estimates and judgments used in the preparation of our interim condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products, inflation, foreign currency exchange rates, economic conditions and other current and future events, such as the impact of public health crises and epidemics and global hostilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

Recent Accounting Pronouncements
Refer to Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2024 and December 31, 2023, we had cash of $19.0 million and $28.1 million, respectively, primarily held in interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of March 31, 2024 and December 31, 2023, we had restricted cash and cash equivalents of $2.0 million and $3.6 million, respectively, of which $0.5 million was held in interest-bearing deposit accounts. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term A&R Term Loans are subject to a variable interest rate based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of March 31, 2024, we have not entered into any such contracts.
As of March 31, 2024 and December 31, 2023, we had outstanding debt obligations of $213.5 million and $211.6 million, respectively, which accrued interest at a rate of 11.41% and 9.41% for Tranche A and Tranche B term loans, respectively. Based on the balance outstanding under our A&R Term Loans at March 31, 2024, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $1.1 million and $2.3 million, respectively, in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.” included in Item 1A of our Annual Report on Form 10-K filed on March 29, 2024.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended March 31, 2024 and 2023, we derived approximately 50% and 56% of our revenue from international customers, respectively, out of which 37% and 19%, respectively, was denominated in foreign currency. We expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.
There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three months ended March 31, 2024, we recorded an unrealized loss of $1.7 million, included in accumulated other comprehensive loss as of March 31, 2024. This was primarily related to the increase in the U.S. dollar against the Australian dollar during the three months ended March 31, 2024.

Inflation Risk
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations in recent periods, a high rate of inflation in the future may have an adverse effect on our ability to maintain or improve current levels of revenue, gross margin and selling and administrative expenses, or the ability of our customers to make discretionary purchases of our goods and services. See our “Risk Factors—Risks Related to Our Business and Industry—Our business depends on consumer purchases of discretionary goods and content, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition.” included in Item 1A of our Annual Report on Form 10-K filed on March 29, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. However, after giving full consideration to such material weaknesses, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.
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

•We did not design and implement, and retain appropriate documentation of formal accounting policies, procedures and controls across substantially all of the Company’s business processes to achieve timely, complete, accurate financial accounting, reporting, and disclosures. Additionally, we did not design and implement controls, maintained at the corporate level, at a sufficient level of precision to provide for the appropriate level of oversight of business process activities and related controls.

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

Remediation Efforts

We continue to work on designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•We hired additional qualified accounting resources and outside resources to segregate key functions within our financial and information technology processes to support our internal controls over financial reporting.

•We are in the process of reassessing and formalizing the design of certain accounting and information technology policies relating to controls with respect to systems security and change management.

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

In addition to implementing and refining the above activities, we expect to engage in additional remediation activities in coming fiscal years, including:

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
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. Refer to Note 12, Commitments and Contingencies—Legal Contingencies, within the notes to our unaudited condensed consolidated financial statements for a summary of material legal proceedings included in this Quarterly Report on Form 10-Q, in addition to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, please carefully consider the risk factors described under the heading “Part I – Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
During the quarter ended March 31, 2024, we did not repurchase any shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, which was authorized by the Board of Directors on May 14, 2022.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended March 31, 2024.

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
10.1
Amendment No. 2 to Amended and Restated Credit and Guaranty Agreement, dated as of March 27, 2024, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024)

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from PLBY Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document (submitted electronically with this Quarterly Report on Form 10-Q)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
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

PLBY GROUP, INC.

Date: May 9, 2024	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: May 9, 2024	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)