Form 10-Q
period 2024-06-30
PLBY Group, Inc.
filed 2024-08-09
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of August 5, 2024 was 73,892,060.

i

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.
PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$24,885	$35,101	$53,204	$70,304
Costs and expenses:
Cost of sales	(8,018)	(9,659)	(20,525)	(31,436)
Selling and administrative expenses	(25,489)	(32,517)	(47,801)	(73,912)
Impairments	(599)	(146,240)	(3,016)	(146,240)
Other operating income, net	18	259	18	249
Total operating expense	(34,088)	(188,157)	(71,324)	(251,339)
Operating loss	(9,203)	(153,056)	(18,120)	(181,035)
Nonoperating (expense) income:
Interest expense	(6,588)	(5,757)	(13,015)	(10,966)
Gain on extinguishment of debt	—	7,980	—	6,133
Fair value remeasurement gain	—	9,523	—	6,505
Other (expense) income, net	(245)	175	(295)	250
Total nonoperating (expense) income	(6,833)	11,921	(13,310)	1,922
Loss from continuing operations before income taxes	(16,036)	(141,135)	(31,430)	(179,113)
(Expense) benefit from income taxes	(616)	8,868	(1,669)	10,538
Net loss from continuing operations	(16,652)	(132,267)	(33,099)	(168,575)
Income (loss) from discontinued operations, net of tax	—	452	—	(920)
Net loss	(16,652)	(131,815)	(33,099)	(169,495)
Net loss attributable to PLBY Group, Inc.	$(16,652)	$(131,815)	$(33,099)	$(169,495)
Net loss per share from continuing operations, basic and diluted	$(0.23)	$(1.77)	$(0.45)	$(2.41)
Net income (loss) per share from discontinued operations, basic and diluted	—	0.01	—	(0.01)
Net loss per share, basic and diluted	$(0.23)	$(1.76)	$(0.45)	$(2.42)
Weighted-average shares outstanding, basic and diluted	73,040,566	74,916,379	72,859,533	70,129,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(16,652)	$(131,815)	$(33,099)	$(169,495)
Other comprehensive loss:
Foreign currency translation adjustment	848	(272)	(885)	(1,968)
Other comprehensive income (loss)	848	(272)	(885)	(1,968)
Comprehensive loss	$(15,804)	$(132,087)	$(33,984)	$(171,463)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$16,850	$28,120
Restricted cash	100	1,587
Receivables, net of allowance for credit losses	5,724	7,496
Inventories, net	10,355	13,000
Prepaid expenses and other current assets	7,104	7,802
Assets held for sale	7,325	11,692
Total current assets	47,458	69,697
Restricted cash	1,908	1,969
Property and equipment, net	10,943	13,514
Operating right-of-use assets	20,894	25,284
Goodwill	54,456	54,899
Other intangible assets, net	157,166	157,901
Contract assets, net of current portion	8,014	8,716
Other noncurrent assets	950	2,274
Total assets	$301,789	$334,254
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,023	$14,500
Deferred revenues, current portion	9,583	9,205
Long-term debt, current portion	304	304
Operating lease liabilities, current portion	6,438	6,955
Other current liabilities and accrued expenses	22,514	27,967
Total current liabilities	52,862	58,931
Deferred revenues, net of current portion	4,755	4,641
Long-term debt, net of current portion	195,948	190,115
Deferred tax liabilities, net	11,149	9,304
Operating lease liabilities, net of current portion	20,628	24,621
Other noncurrent liabilities	970	957
Total liabilities	286,312	288,569
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 0 shares were issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 75,503,774 shares issued and 73,253,845 shares outstanding as of June 30, 2024; 74,783,683 shares issued and 72,533,754 shares outstanding as of December 31, 2023	7	7
Treasury stock, at cost, 2,249,929 shares as of June 30, 2024 and December 31, 2023	(5,445)	(5,445)
Additional paid-in capital	693,894	690,055
Accumulated other comprehensive loss	(25,795)	(24,910)
Accumulated deficit	(646,976)	(613,814)
Total stockholders’ equity	15,685	45,893
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$301,789	$334,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2024
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at March 31, 2024	—	$—	72,643,445	$7	$(5,445)	$691,889	$(26,643)	$(630,261)	$29,547
Shares issued in connection with equity incentive plans	—	—	610,400	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	2,005	—	—	2,005
Other	—	—	—	—	—		—	(63)	(63)
Other comprehensive income	—	—	—	—	—	—	848	—	848
Net loss	—	—	—	—	—	—	—	(16,652)	(16,652)
Balance at June 30, 2024	—	$—	73,253,845	$7	$(5,445)	$693,894	$(25,795)	$(646,976)	$15,685

	Three Months Ended June 30, 2023
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2023	50,000	$—	73,174,547	$7	$(4,445)	$684,643	$(25,841)	$(471,076)	$183,288
Exchange of mandatorily redeemable preferred shares	(50,000)	—	—	—	—	—	—	—	—
Shares issued in connection with equity incentive plans	—	—	622,703	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	3,637	—	—	3,637
Other comprehensive loss	—	—	—	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	—	—	—	(131,815)	(131,815)
Balance at June 30, 2023	—	$—	73,797,250	$7	$(4,445)	$688,280	$(26,113)	$(602,891)	$54,838
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2024
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	—	$—	72,533,754	$7	$(5,445)	$690,055	$(24,910)	$(613,814)	$45,893
Shares issued in connection with equity incentive plans	—	—	720,091	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	3,839	—	—	3,839
Other	—	—	—	—	—	—	—	(63)	(63)
Other comprehensive loss	—	—	—	—	—	—	(885)	—	(885)
Net loss	—	—	—	—	—	—	—	(33,099)	(33,099)
Balance at June 30, 2024	—	$—	73,253,845	$7	$(5,445)	$693,894	$(25,795)	$(646,976)	$15,685

	Six Months Ended June 30, 2023
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2022	50,000	$—	47,037,699	$5	$(4,445)	$617,233	$(24,145)	$(433,396)	$155,252
Issuance of common stock in rights offering	—	—	19,561,050	2	—	47,600	—	—	47,602
Issuance of common stock in registered direct offering	—	—	6,357,341	—	—	13,890	—	—	13,890
Exchange of mandatorily redeemable preferred shares	(50,000)	—	—	—	—	—	—	—	—
Shares issued in connection with equity incentive plans	—	—	837,848	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	9,557	—	—	9,557
Other comprehensive loss	—	—	—	—	—	—	(1,968)	—	(1,968)
Net loss	—	—	—	—	—	—	—	(169,495)	(169,495)
Balance at June 30, 2023	—	$—	73,797,250	$7	$(4,445)	$688,280	$(26,113)	$(602,891)	$54,838
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(33,099)	$(169,495)
Net loss from continuing operations	$(33,099)	$(168,575)
Income (loss) from discontinued operations, net of tax	$—	$(920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,311	3,537
Stock-based compensation	3,839	8,370
Fair value measurement of liabilities	(56)	(6,772)
Gain on extinguishment of debt	—	(6,133)
Impairments	3,016	146,240
Inventory reserve charges	(852)	5,860
Amortization of right-of-use assets	4,271	1,676
Capitalized paid-in-kind interest	3,703	—
Amortization of debt issuance costs	2,212	1,183
Deferred income taxes	1,833	(9,841)
Other	509	(90)
Changes in operating assets and liabilities:
Receivables, net	1,781	(3,062)
Inventories	4,282	4,949
Contract assets	129	(14,947)
Prepaid expenses and other assets	921	2,353
Accounts payable	(296)	(1,341)
Deferred revenues	521	14,440
Operating lease liabilities	(4,971)	(1,795)
Other	(4,834)	(2,705)
Net cash used in operating activities from continuing operations	(12,780)	(26,653)
Net cash provided by operating activities from discontinued operations	—	30
Net cash used in operating activities	(12,780)	(26,623)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,244)	(752)
Proceeds from sale of artwork	1,572	—
Proceeds from sale of Yandy	—	1,000
Net cash provided by investing activities - continuing operations	328	248
Net cash used in investing activities - discontinued operations	—	(68)
Net cash provided by investing activities	328	180
Cash Flows From Financing Activities
Proceeds from issuance of common stock in rights offering, net	—	47,600
Proceeds from issuance of common stock in registered direct offering, net	—	13,890
Proceeds from issuance of long-term debt	—	11,828
Repayment of long-term debt	(152)	(45,476)
Payment of financing costs	—	(508)
Other	(63)	—
Net cash (used in) provided by financing activities - continuing operations	(215)	27,334
Effect of exchange rate changes on cash and cash equivalents	(151)	19
Net (decrease) increase in cash and cash equivalents and restricted cash	(12,818)	910
Balance, beginning of year	$31,676	$35,449
Balance, end of period	$18,858	$36,359
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$16,850	$34,404
Restricted cash	2,008	1,955
Total	$18,858	$36,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosures
Cash paid (refunded) for income taxes	$717	$(749)
Cash paid for interest	$6,981	$8,853
Supplemental Disclosure of Non-Cash Activities
Right-of-use assets in exchange for lease liabilities - continuing operations	$600	$2,400
Right-of-use assets in exchange for lease liabilities - discontinued operations	$—	$885
Shares issued pursuant to a license, services and collaboration agreement	$—	$236
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
PLBY Group, Inc. (the “Company”, “PLBY”, “we”, “our” or “us”), together with its subsidiaries through which it conducts business, is a global consumer lifestyle company marketing the Playboy brand through a wide range of direct-to-consumer products, licensing initiatives, digital subscriptions and content, and online and location-based entertainment businesses, in addition to the sale of direct-to-consumer products through its Honey Birdette brand.
We have three reportable segments: Direct-to-Consumer, Licensing, and Digital Subscriptions and Content. Refer to Note 15, Segments.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of June 30, 2024, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three and six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of June 30, 2024 and our results of operations and cash flows for the three and six months ended June 30, 2024 and 2023. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and six-month periods are also unaudited. The interim condensed consolidated results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2024.
Reclassifications
Certain prior period amounts in the condensed consolidated statements of operations and condensed consolidated balance sheets have been reclassified to conform with the current period presentation.

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
There were no receivables from our customers exceeding 10% of our total as of June 30, 2024 and December 31, 2023.
The following table represents revenue from our customers exceeding 10% of our total revenue, excluding revenues from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2024	2023	2024	2023
Customer A(1)	*	15%	*	15%
_________________
(1) The agreement with this licensee was terminated in the fourth quarter of 2023.
*Indicates revenues for the customer did not exceed 10% of our total for the three and six months ended June 30, 2024.

Restricted Cash
At June 30, 2024 and December 31, 2023, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters and Honey Birdette’s term deposit in relation to its Sydney office lease. The December 31, 2023 restricted cash balance also included cash held in escrow related to the TLA Sale, which had been released to us in full as of June 30, 2024.
Liquidity Assessment and Management’s Plans
Our revenues, results of operations and cash flows have been materially adversely impacted by negative macroeconomic factors beginning in the second quarter of 2022 and continuing through the second quarter of 2024. The persistently challenging macroeconomic and retail environments, including reduced consumer spending and increased price sensitivity in discretionary categories, has significantly impacted our licensees’ performance. Our net revenues from continuing operations for the three and six months ended June 30, 2024 decreased by $10.2 million and $17.1 million, compared to the three and six months ended June 30, 2023, respectively, and this decline, coupled with investments into our creator platform, drove our operating loss and net loss. For the three and six months ended June 30, 2024, we reported a net operating loss from continuing operations of $9.2 million and $18.1 million, respectively, and negative operating cash flows from continuing operations of $12.8 million for the six months ended June 30, 2024. As of June 30, 2024, we had approximately $16.9 million in unrestricted cash and cash equivalents.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity, along with proceeds from asset dispositions and savings from cost reductions initiatives, will be sufficient to meet our obligations as they become due under the A&R Credit Agreement (as such term is defined in Note 8, Debt) and our other obligations for at least one year following the date of the filing of this Quarterly Report on Form 10-Q. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. However, in the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.
As of June 30, 2024, we were in compliance with the covenants under our senior secured credit agreement. However, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience further material decreases to net sales and operating cash flows and materially higher operating losses, and may experience difficulty remaining in compliance with such covenants. Refer to Note 8, Debt, for further details regarding the terms of our A&R Credit Agreement and the A&R Term Loans (as such terms are defined in Note 8, Debt).
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $1.1 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, excluding $0.3 million of advertising costs related to discontinued operations for the three months ended June 30, 2023. Advertising expenses for the six months ended June 30, 2024 and 2023 were $2.1 million and $3.7 million, respectively, excluding $2.3 million of advertising costs related to discontinued operations for the six months ended June 30, 2023. We also have various arrangements with collaborators pursuant to which we reimburse them for a portion of their advertising costs in the form of co-op marketing which provide advertising benefits to us. The costs that we incur for such advertising costs are recorded as a reduction of revenue.
Long-Lived Assets, Indefinite-lived Intangible Assets and Goodwill
The carrying amounts of long-lived assets, including property and equipment, stores, acquired intangible assets and right-of-use operating lease assets are periodically reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. We recognized $0.6 million of impairment charges on right-of-use assets pertaining to our corporate leases during the three months ended June 30, 2024.
In the second quarter of 2024, we had impairment indicators to our direct-to-consumer business, causing us to perform a quantitative impairment test for our indefinite-lived and amortizable intangibles, including goodwill, as of June 30, 2024. The quantitative impairment test for indefinite-lived and amortizable intangibles, including goodwill, indicated that their carrying values were less than the fair values, therefore, there were no impairment charges to be recognized on our intangibles, including goodwill during the three and six months ended June 30, 2024. We recognized $5.1 million of impairment charges on our trade names at the impairment date in the second quarter of 2023.
Indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of Playboy-branded trademarks. Our indefinite-lived Playboy-branded trademarks are periodically reviewed for indicators of impairment whenever events or changes in circumstances indicate that the value of these assets may not be recoverable or that the useful life is shorter than originally estimated.

We evaluate the indefinite-lived Playboy-branded trademarks for impairment using the discounted cash flow and relief from royalty method. This valuation approach requires that we make a number of assumptions to estimate fair value, including projections of future revenues, market royalty rates, tax rates, discount rates and other relevant variables. The projections we use in the model are updated annually or more frequently if an impairment triggering event has been identified and will change over time based on the historical performance and changing business conditions. If the carrying value of the trademark exceeds its estimated fair value, an impairment charge is recognized for the excess amount. There were no impairment charges to Playboy-branded trademarks to be recognized during the three and six months ended June 30, 2024. In the second quarter of 2023, we experienced declines in revenue and profitability, causing us to test the recoverability of our indefinite-lived assets as of June 30, 2023. The impairment charges on the indefinite-lived Playboy-branded trademarks were $65.5 million as of the impairment date in the second quarter of 2023.
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
There were no impairment charges to goodwill to be recognized during the three and six months ended June 30, 2024. In the second quarter of 2023, we experienced declines in revenue and profitability, causing us to test our goodwill for impairment as of June 30, 2023. Utilizing the income approach, we performed a quantitative impairment test on goodwill using a discounted cash flow analysis, which determined that the carrying value of certain of our reporting units exceeded their fair value. As a result, we recognized $66.7 million of impairment charges on our goodwill at the impairment date in the second quarter of 2023.
Gift Card Liabilities
We account for gift cards sold to customers by recording a liability in other current liabilities and accrued expenses in our consolidated balance sheets at the time of sale, which is recognized as revenue when redeemed or when we have determined the likelihood of redemption to be remote, which is referred to as gift card breakage. Depending on the jurisdiction in which we operate, gift cards sold to customers have expiration dates ranging from three to five years from the date of sale, or they do not expire and may be subject to escheatment rights. Our gift card liability totaled $1.7 million, $1.6 million and $1.6 million as of June 30, 2024, December 31, 2023 and December 31, 2022, respectively. Revenues recognized that were included in gift card liabilities at the beginning of the period were $0.5 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.
Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive income (loss) represents foreign currency translation adjustments attributable to Honey Birdette’s operations. Refer to the Condensed Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were immaterial for the three and six months ended June 30, 2024 and 2023.
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements applicable to the Company for the quarter ended June 30, 2024.
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
For cash equivalents, receivables and certain other current assets and liabilities at June 30, 2024 and December 31, 2023, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the refinancing of our senior secured debt in May 2021, its amendments in 2021 and 2022, as well as its further amendment and restatement in 2023, we believe that its carrying value at June 30, 2024 and December 31, 2023 approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 8, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(343)	$(343)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(399)	$(399)
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

Contingent consideration liability relates to the contingent consideration recorded in connection with the 2021 acquisition of GlowUp Digital Inc. (“GlowUp”), which represents the fair value for shares which may be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of June 30, 2024 and December 31, 2023. The fair value of such shares is remeasured each reporting date using the PLBY stock price as of each reporting date. Fair value change as a result of contingent liabilities fair value remeasurement during the three and six months ended June 30, 2024 and 2023 was immaterial. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial issuance date), and our subsequent Series A Preferred Stock liability, valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. The fair value option was elected for Series A Preferred Stock liability, as we believe fair value best reflects the expected future economic value. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. Financial liabilities associated with our Series A Preferred Stock were classified as Level 3 due to the lack of relevant observable inputs. We recorded $9.5 million and $6.5 million of fair value gain in nonoperating income as a result of remeasurement of the fair value of our Series A Preferred Stock during the three and six months ended June 30, 2023, respectively. In May 2023, in connection with the amendment and restatement of our senior secured credit agreement, the outstanding Series A Preferred Stock was exchanged for debt (and thereby eliminated). Refer to Note 8, Debt, for further details.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the six months ended June 30, 2024 (in thousands):

Contingent Consideration
Balance at December 31, 2023	$399
Change in fair value	(56)
Balance at June 30, 2024	$343
The decrease in the fair value of the contingent consideration for the six months ended June 30, 2024 was primarily due to a decrease in a price per share of our common stock.
Assets Held for Sale
We began the sale of artwork assets in the fourth quarter of 2023, but they were not fully disposed of as of December 31, 2023 and June 30, 2024, and as such continued to be classified as current assets held for sale in our condensed consolidated balance sheet as of June 30, 2024.
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
The assumptions used in measuring fair value of our artwork held for sale are considered Level 2 inputs, which include market prices obtained from recent auctions of similar works of art, or management’s judgment as to their salable value. There were no impairment charges on artwork held for sale recorded during the three months ended June 30, 2024. During the six months ended June 30, 2024, we recorded $2.4 million of impairment charges related to our artwork held for sale.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, our non-financial instruments, which primarily consist of goodwill, intangible assets, including digital assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. Recognized losses related to the impairment of our digital assets during the three and six months ended June 30, 2024 and 2023 were immaterial, and the fair value of our digital assets was immaterial as of June 30, 2024 and December 31, 2023. Fair value of digital assets held are predominantly based on Level 1 inputs.

3. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream, which arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract liabilities are classified as deferred revenue in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.
The following table summarizes our contract assets and certain contract liabilities (in thousands). Such table excludes $4.2 million of accounts receivable included in assets held for sale in our consolidated balance sheets as of December 31, 2022, and $0.3 million of contract liabilities included in liabilities held for sale in our consolidated balance sheet as of December 31, 2022.

	June 30, 2024	December 31, 2023	December 31, 2022
Accounts receivable	$5,724	$7,496	$14,214
Contract Balances:
Contract assets, current portion	$2,120	$1,547	$2,559
Contract assets, net of current portion	8,014	8,716	13,680
Contract liabilities, current portion	(9,583)	(9,205)	(10,480)
Contract liabilities, net of current portion	(4,755)	(4,641)	(21,406)
Contract liabilities, net	$(4,204)	$(3,583)	$(15,647)
The following tables provide a roll-forward of our netted contract assets and contract liabilities from continuing operations (in thousands):

Contract Liabilities, Net
Balance at December 31, 2023	$(3,583)
Revenues recognized that were included in gross contract liabilities at December 31, 2023	13,195
Contract assets reclassified to accounts receivable in the six months ended June 30, 2024	(11,882)
Cash received in advance since prior year and remains in net contract liabilities at period-end	(1,934)
Balance at June 30, 2024	$(4,204)

Contract Liabilities, Net
Balance at December 31, 2022	$(15,647)
Revenues recognized that were included in gross contract liabilities at December 31, 2022	22,065
Contract assets reclassified to accounts receivable in the six months ended June 30, 2023	(22,529)
Cash received in advance since prior year and remained in net contract liabilities at period-end	(2,356)
Write-down of contract liabilities due to impairment of a trademark licensing agreement	3,150
Contract impairments, modifications and terminations in 2023	(5,834)
Balance at June 30, 2023	$(21,151)
Future Performance Obligations
As of June 30, 2024, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $72.5 million, of which $66.2 million related to trademark licensing, $5.5 million related to digital subscriptions and products, and $0.8 million related to direct-to-consumer products. Unrecognized revenue of the trademark licensing revenue stream is expected to be recognized over the next seven years, of which 97% is expected to be recognized in the first five years. Unrecognized revenue of the digital subscriptions and products revenue stream is expected to be recognized over the next five years, of which 51% is expected to be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.

Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024
	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$5,272	$—	$—	$—	$5,272	$9,357	$—	$—	$—	$9,357
Digital subscriptions and products	—	—	3,479	—	3,479	—	—	7,283	—	7,283
TV and cable programming	—	—	1,630	—	1,630	—	—	3,320	—	3,320
Consumer products	—	14,504	—	—	14,504	—	33,244	—	—	33,244
Total revenues	$5,272	$14,504	$5,109	$—	$24,885	$9,357	$33,244	$10,603	$—	$53,204

	Three Months Ended June 30, 2023					Six Months Ended June 30, 2023
	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$10,288	$—	$—	$—	$10,288	$19,982	$—	$—	$—	$19,982
Digital subscriptions and products	—	—	3,097	1	3,098	—	—	5,786	4	5,790
TV and cable programming	—	—	2,015	—	2,015	—	—	4,064	—	4,064
Consumer products	—	19,700	—	—	19,700	—	40,468	—	—	40,468
Total revenues	$10,288	$19,700	$5,112	$1	$35,101	$19,982	$40,468	$9,850	$4	$70,304
The following table disaggregates revenue by point in time versus over time (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Point in time	$15,837	$20,801	$36,125	$42,144
Over time	9,048	14,300	17,079	28,160
Total revenues	$24,885	$35,101	$53,204	$70,304

4. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands):

	June 30, 2024	December 31, 2023
Editorial and other pre-publication costs	$107	$242
Merchandise finished goods	10,248	12,758
Total	$10,355	$13,000
At June 30, 2024 and December 31, 2023, reserves for slow-moving and obsolete inventory amounted to $4.6 million and $5.5 million, respectively.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Contract assets, current portion	$2,120	$1,547
Prepaid inventory not yet received	2,031	703
Prepaid software	832	1,488
Prepaid insurance	305	858
Promissory note receivable	142	1,632
Other	1,674	1,574
Total	$7,104	$7,802

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Internally developed software	$11,643	$10,812
Leasehold improvements	9,987	10,682
Equipment	3,715	3,747
Furniture and fixtures	1,762	1,932
Construction in progress	699	692
Total property and equipment, gross	27,806	27,865
Less: accumulated depreciation	(16,863)	(14,351)
Total	$10,943	$13,514
The aggregate depreciation expense related to property and equipment included in loss from continuing operations was $2.2 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and $3.6 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively.

7. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Taxes	$6,923	$8,479
Accrued interest	3,069	3,040
Accrued salaries, wages and employee benefits	2,314	4,157
Accrued creator fees	1,951	2,113
Outstanding gift cards and store credits	1,707	1,618
Other	6,550	8,560
Total	$22,514	$27,967

8. Debt
The following table sets forth our debt (in thousands):

	June 30, 2024	December 31, 2023
Term loan, due 2027	$209,621	$209,772
Plus: capitalized payment-in-kind interest	5,551	1,848
Total debt	215,172	211,620
Less: unamortized debt issuance costs	(536)	(582)
Less: unamortized debt discount	(18,384)	(20,619)
Total debt, net of unamortized debt issuance costs and debt discount	196,252	190,419
Less: current portion of long-term debt	(304)	(304)
Total debt, net of current portion	$195,948	$190,115
On May 10, 2023 (the “Restatement Date”), we entered into an amendment and restatement (the “A&R Credit Agreement”) of our prior credit agreement (the “2021 Credit Agreement”) to reduce the interest rate applicable to our senior secured debt and the implied interest rate on our Series A Preferred Stock, exchange (and thereby eliminate) our outstanding Series A Preferred Stock, and obtain additional covenant relief and funding. For the terms of the 2021 Credit Agreement, as amended, refer to Note 10, Debt, within the notes to our consolidated financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.
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
The stated interest rate of Tranche A and Tranche B term loans as of June 30, 2024 was 11.68% and 9.68%, respectively. The stated interest rate of Tranche A and Tranche B term loans as of December 31, 2023 was 11.41% and 9.41%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of June 30, 2024 was 12.30% and 13.55%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2023 was 12.03% and 13.27%, respectively. The difference between the stated interest rate and effective interest rate for Tranche B as of June 30, 2024 and December 31, 2023 is driven primarily by the amortization of $21.3 million of debt discount which is included in the calculation of the effective interest rate.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of June 30, 2024 and December 31, 2023.
The following table sets forth maturities of the principal amount of our A&R Term Loans as of June 30, 2024 (in thousands):

Remainder of 2024	$152
2025	304
2026	304
2027	214,412
Total	$215,172

9. Stockholders’ Equity
Common Stock
Common stock reserved for future issuance consisted of the following:

	June 30, 2024	December 31, 2023
Shares available for grant under equity incentive plans	3,687,252	739,178
Options issued and outstanding under equity incentive plans	1,997,466	2,291,328
Unvested restricted stock units	1,604,235	3,214,910
Vested equity awards not yet settled	1,196,828	14,994
Unvested performance-based restricted stock units	389,827	707,655
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	9,124,724	7,217,181

10. Stock-Based Compensation
As of June 30, 2024, 10,737,065 shares of common stock had been authorized for issuance under our 2021 Equity and Incentive Compensation Plan (the “2021 Plan”) and 6,287,687 shares of common stock were originally reserved for issuance under our 2018 Equity Incentive Plan.
Stock Option Activity
A summary of the stock option activity under our equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2023	2,291,328	$2.49	6.4	$311
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, expired and cancelled	(293,862)	5.05	—	—
Balance – June 30, 2024	1,997,466	$2.12	6.8	$107
Exercisable – June 30, 2024	1,540,180	$2.55	6.1	$54
Vested and expected to vest as of June 30, 2024	1,997,466	$2.12	6.8	$107
There were no options granted during the three or six months ended June 30, 2024 or 2023. There were no options forfeited, expired or cancelled during the three months ended June 30, 2024.
Restricted Stock Units
A summary of restricted stock unit activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2023	3,214,910	$2.91
Granted	—	—
Vested	(1,584,097)	3.08
Forfeited	(26,578)	3.11
Unvested and outstanding balance at June 30, 2024	1,604,235	$2.74
The total fair value of restricted stock units that vested during the three months ended June 30, 2024 and 2023 was approximately $1.1 million and $1.2 million, respectively. The total fair value of restricted stock units that vested during the six months ended June 30, 2024 and 2023 was approximately $1.4 million and $1.6 million, respectively. We had 879,000 outstanding and fully vested restricted stock units that remained unsettled at June 30, 2024, all of which are expected to be settled in 2024. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net loss per share for the three and six months ended June 30, 2024.

A summary of performance-based restricted stock unit (“PSU”) activity under our 2021 Plan is as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2023	707,655	$10.8
Granted	—	—
Vested (1)	(317,828)	16.93
Forfeited	—	—
Unvested and outstanding balance at June 30, 2024	389,827	$5.80
(1) Relates to PSUs that were modified in the fourth quarter of 2023 to change the unvested shares underlying the original awards to time-based vesting.

The total fair value of PSUs that vested during the three and six months ended June 30, 2024 was approximately $0.2 million. There were no PSUs that vested during the three and six months ended June 30, 2023. We had 317,828 outstanding and fully vested PSUs that remained unsettled at June 30, 2024, all of which are expected to be settled in 2024. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net loss per share for the three and six months ended June 30, 2024.
Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales (1)	$—	$(826)	$633	$(453)
Selling and administrative expenses (2)	2,005	3,977	3,206	8,823
Total	$2,005	$3,151	$3,839	$8,370
(1)    Cost of sales for the three and six months ended June 30, 2023 includes a net reversal of $1.1 million of stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license, services and collaboration agreement. The contract with such independent contractor expired in the fourth quarter of 2023, and there was no related stock-based compensation expense recorded for the three and six months ended June 30, 2024.
(2)    Selling and administrative expenses for the three and six months ended June 30, 2023 includes $1.3 million and $2.3 million of accelerated amortization of stock-based compensation expense for certain equity awards during the three and six months ended June 30, 2023, respectively.

The expense presented in the table above is net of capitalized stock-based compensation relating to software development costs of $0.5 million and $1.2 million during the three and six months ended June 30, 2023, respectively. There was no capitalized stock-based compensation relating to software development costs during the three and six months ended June 30, 2024, as stock-based compensation relating to software development costs eligible to be capitalized in the first and second quarters of 2024 was immaterial.
At June 30, 2024, unrecognized compensation cost related to unvested stock options was $0.5 million and is expected to be recognized over the remaining weighted-average service period of 1.0 year. At June 30, 2024, total unrecognized compensation cost related to unvested PSUs and restricted stock units was $4.2 million and is expected to be recognized over the remaining weighted-average service period of 1.29 years.

11. Commitments and Contingencies
Leases
As of June 30, 2024 and December 31, 2023, the weighted-average remaining term of our operating leases from continuing operations was 4.7 years and 5.2 years, respectively, and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 7.1% and 7.0%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities attributable to continuing operations were $2.1 million for the three months ended June 30, 2024 and 2023, and $4.5 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively. There were no right-of-use assets obtained in exchange for new operating lease liabilities during the three months ended June 30, 2024. Right-of-use assets obtained in exchange for new operating lease liabilities attributable to continuing operations were $1.2 million for the three months ended June 30, 2023. Right-of-use assets obtained in exchange for new operating lease liabilities attributable to continuing operations were $0.6 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.
In conjunction with the Yandy Sale in the second quarter of 2023, we entered into a sublease agreement with the buyer of Yandy in relation to its warehouse and office space for the remaining term of the lease, which expires in 2031.
Net lease cost recognized in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2,105	$1,928	$4,190	$3,819
Variable lease cost	266	343	640	745
Short-term lease cost	445	581	848	1,291
Sublease income	(232)	(196)	(454)	(265)
Total	$2,584	$2,656	$5,224	$5,590

Maturities of our operating lease liabilities as of June 30, 2024 were as follows (in thousands):

Remainder of 2024	$4,129
2025	7,900
2026	7,314
2027	4,832
2028	2,458
Thereafter	5,773
Total undiscounted lease payments	32,406
Less: imputed interest	(5,340)
Total operating lease liabilities	$27,066

Operating lease liabilities, current portion	$6,438
Operating lease liabilities, noncurrent portion	$20,628
Legal Contingencies
From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

TNR Case
On June 21, 2024, we settled the previously disclosed litigation against our subsidiary Playboy Enterprises International, Inc. (together with its subsidiaries, “PEII”), which was brought by Thai Nippon Rubber Industry Public Limited Company, a manufacturer of condoms and lubricants and a publicly traded Thailand company (“TNR”). No party to the lawsuit admitted any liability or wrongdoing in connection with the settlement agreement. The TNR lawsuit was fully dismissed with prejudice by the court on August 1, 2024.
AVS Case
In March 2020, PEII terminated its license agreement with a licensee, AVS Products, LLC (“AVS”), for AVS’s failure to make required payments to PEII under the agreement, following notice of breach and an opportunity to cure. On February 6, 2021, PEII received a letter from counsel to AVS alleging that the termination of the contract was improper, and that PEII failed to meet its contractual obligations, preventing AVS from fulfilling its obligations under the license agreement.
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
New Handong Arbitration
On February 8, 2024, PEII and certain of its subsidiaries initiated arbitration in the Hong Kong International Arbitration Centre (the “Arbitration”) against PEII’s terminated China licensee, New Handong Investment (Guangdong) Co., Ltd. (“New Handong”). In October 2023, PEII’s subsidiary terminated its license agreement with New Handong due to ongoing, uncured material breaches by New Handong. PEII and its subsidiaries are seeking damages, including the payment of outstanding guaranteed minimum royalties, the payment of all guaranteed minimum royalties for the remainder of the term of the agreement, and other contractual damages for a variety of breaches. Such breaches include unauthorized sales of products, underpayment of earned royalties, failure to use approved trademarks and affix official holograms to all products, and the use of unapproved sublicensees. PEII and its subsidiaries are also seeking a declaration that the termination of the agreement was lawful and valid and the issuance of a legal order to require New Handong to refrain from any further manufacture, sale, distribution or other use of any Playboy intellectual property or products. While PEII believes it has strong claims against New Handong, and that the facts of the matter support those claims, even in the event PEII were to obtain all the relief it seeks from the Arbitration, PEII can provide no assurance or guarantee that it will be able to enforce the results of the Arbitration against New Handong or recover any or all monetary awards from New Handong.
Former Model Case
On July 5, 2024, a former Playboy model filed a complaint against the Company, certain of the Company’s affiliates and A&E Television Networks LLC (“A&E”, and collectively, with the Company and its affiliates, the “Defendants”) in California Superior Court for claims arising from A&E’s “Secrets of Playboy” show (the “A&E Show”) which showed certain Playboy videos that depicted the former model. Neither the Company nor its affiliates participated in any way in the creation, production, distribution or airing of the A&E Show, nor did the Company or its affiliates license or otherwise authorize use of the videos in the A&E Show. The complaint alleges, among other things, invasion of privacy, appropriation, distribution of private explicit video, negligence and unfair competition by the Defendants to the detriment of the former model. The lawsuit seeks at least $2 million in damages from the Defendants. The Company believes the plaintiff’s claims and allegations with respect to the Company and its affiliates are without merit, and it will defend itself vigorously in this matter.

12. Severance Costs
We incurred severance costs during 2023 due to the reduction of headcount, as we shift our business to a more capital-light model. Severance costs are recorded in selling and administrative expenses in the condensed consolidated statements of operations, with an immaterial amount recorded in cost of sales, and in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets. Severance costs were immaterial during the three and six months ended June 30, 2024.
Severance costs in our condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Direct-to-Consumer	$756	$1,127
Licensing	36	53
Digital Subscriptions and Content	—	39
Corporate	10	1,221
Total	$802	$2,440
The following is a reconciliation of the beginning and ending severance costs balances recorded in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2023	$1,184
Costs incurred and charged to expense	169
Costs paid or otherwise settled	(1,157)
Balance at June 30, 2024	$196

13. Income Taxes
The effective tax rate for the three months ended June 30, 2024 and 2023 was (3.8)% and 6.3%, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 was (5.3)% and 5.9%, respectively. The effective tax rate for the three and six months ended June 30, 2024 differed from the U.S. statutory federal income tax rate of 21% primarily due to impairment charges on artwork held for sale, foreign withholding taxes and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, the limitations of Internal Revenue Code Section Section 162(m), stock compensation shortfall deductions and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles.

During the second quarter of 2024, the Company decided to revoke its permanent reinvestment assertion on certain foreign jurisdictions and repatriated total earnings from foreign subsidiaries of $2.7 million to the United States. Due to the Company’s overall losses incurred and the dividends received deduction in the United States, such repatriation did not have any material impact on the Company’s tax provision for the quarter ended June 30, 2024.

14. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options issued and outstanding under equity incentive plans	1,997,466	2,496,494	1,997,466	2,496,494
Unvested restricted stock units	1,604,235	1,066,281	1,604,235	1,066,281
Unvested performance-based restricted stock units	389,827	1,089,045	389,827	1,089,045
Total	3,991,528	4,651,820	3,991,528	4,651,820

15. Segments
We have three reportable segments: Direct-to-Consumer, Licensing, and Digital Subscriptions and Content. The Direct-to-Consumer segment derives revenue from sales of consumer products sold by us online direct to customers or at our Honey Birdette brick-and-mortar stores, of which there were 59 stores in three countries as of June 30, 2024. The Licensing segment derives revenue from trademark licenses for third-party consumer products and online and location-based entertainment businesses.
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
The following table sets forth financial information by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Direct-to-Consumer	$14,504	$19,700	$33,244	$40,468
Licensing	5,272	10,288	9,357	19,982
Digital Subscriptions and Content	5,109	5,112	10,603	9,850
All Other	—	1	—	4
Total	$24,885	$35,101	$53,204	$70,304
Operating (loss) income:
Direct-to-Consumer	$(2,365)	$(75,002)	$(1,483)	$(90,058)
Licensing	4,323	(65,131)	6,340	(61,564)
Digital Subscriptions and Content	(2,215)	1,002	(2,314)	393
Corporate	(8,948)	(13,918)	(20,675)	(29,794)
All Other	2	(7)	12	(12)
Total	$(9,203)	$(153,056)	$(18,120)	$(181,035)

Geographic Information
Revenue by geography is based on where the customer is located. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
United States	$11,470	$14,975	$25,630	$30,634
Australia	6,689	7,608	14,823	15,136
China	3,024	7,475	4,470	14,423
UK	2,044	2,943	4,744	5,445
Other	1,658	2,100	3,537	4,666
Total	$24,885	$35,101	$53,204	$70,304

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors”, “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. As used herein, “we”, “us”, “our”, the “Company”, and “PLBY” refer to PLBY Group, Inc. and its subsidiaries.
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

Business Overview
We are a global consumer lifestyle company marketing our brands through a wide range of direct-to-consumer products, licensing initiatives, digital subscriptions and content, and online and location-based entertainment businesses. We reach consumers worldwide with products across four key market categories: Style and Apparel, including a variety of apparel and accessories products; Digital Entertainment and Lifestyle, including our creator platform, web and television-based entertainment, and our spirits and hospitality products; Sexual Wellness, including lingerie and intimacy products; and Beauty and Grooming, including fragrance, skincare, grooming and cosmetics.
We have three reportable segments: Direct-to-Consumer, Licensing, and Digital Subscriptions and Content. The Direct-to-Consumer segment derives its revenue from sales of consumer products sold directly to consumers through our own online channels and our retail stores. The Licensing segment derives revenue from trademark licenses for third-party consumer products, location-based entertainment businesses and online gaming. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming, which is distributed through various channels, including websites and domestic and international television, and sales of creator content offerings and memberships to consumers at the Playboy Club on playboy.com.

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
China Licensing Revenues

Our licensing revenues from China (including Hong Kong) as a percentage of our total revenues from continuing operations were 12% and 21% for the three months ended June 30, 2024 and 2023, respectively, and 8% and 21% for the six months ended June 30, 2024 and 2023, respectively. At the end of the first quarter of 2023, we entered into a joint venture (the “China JV”) with Charactopia Licensing Limited, the brand management unit of Fung Group. The China JV owns and operates the Playboy consumer products business in mainland China, Hong Kong and Macau. In 2023, due to challenging economic conditions in China, collections from certain of our Chinese licensees slowed significantly, and we had to renegotiate terms of, or terminate, certain licenses. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets. Nonetheless, we continue to work with our China JV partner to re-invigorate our China-market Playboy direct-to-consumer and licensing businesses, by building on Playboy’s current roster of licensees and online storefronts and developing additional revenue through expanding into new product categories with new licensees.
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
We generate revenue from sales of consumer products sold through our retail stores or online direct-to-customer, trademark licenses for third-party consumer products and online and location-based entertainment businesses, and sales of creator content offerings and memberships to consumers on our creator-led platform on playboy.com, in addition to subscriptions to our programming, which is distributed through various channels, including websites and domestic and international television.
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
Trademark Licensing
We license trademarks under multi-year arrangements to third-party consumer products and online and location-based entertainment businesses. Typically, the initial contract term ranges between one to ten years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual non-refundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Earned royalties received in excess of the minimum guarantee (“Excess Royalties”) are typically payable quarterly. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize Excess Royalties only when the annual minimum guarantee is exceeded. Generally, Excess Royalties are recognized when they are earned. In the event that the collection of any royalty becomes materially uncertain or unlikely, we recognize revenue from our licensees on a cash basis.
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
Revenues generated from the sales of creator content offerings and memberships to consumers via our creator platform on playboy.com are recognized at the point in time when the sale is processed. Revenues generated from subscriptions to our creator platform are recognized ratably over the subscription period.
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
Impairments
Impairments consist of the impairments of our art held for sale, certain licensing contracts, right-of-use assets, Playboy-branded trademarks, trade names and goodwill.
Other Operating Income, Net
Other operating income, net consists primarily of gains recognized from the sale of crypto assets and other miscellaneous items.
Nonoperating (Expense)
Interest Expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs and debt discount.
Gain on Extinguishment of Debt
In the first quarter of 2023, we recorded a loss on partial extinguishment of debt in the amount of $1.8 million related to the write-off of unamortized debt discount and deferred financing costs as a result of $45 million in prepayments of our senior debt pursuant to the third and fourth amendments of our 2021 Credit Agreement in February 2023. In the second quarter of 2023, we recorded a gain on partial extinguishment of debt in amount of $8.0 million upon the amendment and restatement of the 2021 Credit Agreement (as such term is defined in Note 8, Debt within the notes to the financial statements included in this Quarterly Report on Form 10-Q; see Note 8, Debt and “Liquidity and Capital Resources” for additional details).
Fair Value Remeasurement Gain
Fair value remeasurement gain consists of changes to the fair value of mandatorily redeemable preferred stock liability related to its remeasurement.
Other Income (Expense), Net
Other income (expense), net consists primarily of other miscellaneous nonoperating items, such as bank charges and foreign exchange gains or losses as well as non-recurring transaction fees.
(Expense) Benefit from Income Taxes

(Expense) benefit from income taxes consists of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. federal and state deferred tax assets, as well as our Australia, U.K. and China deferred tax assets.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net revenues	$24,885	$35,101	$(10,216)	(29)%
Costs and expenses:
Cost of sales	(8,018)	(9,659)	1,641	(17)%
Selling and administrative expenses	(25,489)	(32,517)	7,028	(22)%
Impairments	(599)	(146,240)	145,641	(100)%
Other operating income, net	18	259	(241)	(93)%
Total operating expense	(34,088)	(188,157)	154,069	(82)%
Operating loss	(9,203)	(153,056)	143,853	(94)%
Nonoperating (expense) income:
Interest expense	(6,588)	(5,757)	(831)	14%
Gain on extinguishment of debt	—	7,980	(7,980)	(100)%
Fair value remeasurement gain	—	9,523	(9,523)	(100)%
Other (expense) income, net	(245)	175	(420)	(240)%
Total nonoperating (expense) income	(6,833)	11,921	(18,754)	(157)%
Loss from continuing operations before income taxes	(16,036)	(141,135)	125,099	(89)%
(Expense) benefit from income taxes	(616)	8,868	(9,484)	(107)%
Net loss from continuing operations	(16,652)	(132,267)	115,615	(87)%
Income from discontinued operations, net of tax	—	452	(452)	(100)%
Net loss	(16,652)	(131,815)	115,163	(87)%
Net loss attributable to PLBY Group, Inc.	$(16,652)	$(131,815)	$115,163	(87)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2024	2023
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(32)	(28)
Selling and administrative expenses	(102)	(93)
Impairments	(2)	(417)
Other operating income, net	—	1
Total operating expense	(136)	(537)
Operating loss	(36)	(437)
Nonoperating (expense) income:
Interest expense	(26)	(16)
Gain on extinguishment of debt	—	23
Fair value remeasurement gain	—	27
Other (expense) income, net	(1)	—
Total nonoperating (expense) income	(27)	34
Loss from continuing operations before income taxes	(63)	(403)
(Expense) benefit from income taxes	(2)	25
Net loss from continuing operations	(65)	(378)
Income from discontinued operations, net of tax	—	1
Net loss	(65)	(377)
Net loss attributable to PLBY Group, Inc.	(65)%	(377)%

Net Revenues
The decrease in net revenues for the three months ended June 30, 2024, as compared to the prior year comparative period, was primarily due to lower licensing revenue of $5.0 million, largely driven by the termination of certain Chinese licensing agreements in 2023, lower direct-to-consumer revenue of $5.2 million, as a result of $1.4 million less revenue from Playboy’s e-commerce site, as it changed from our ownership and operation to a licensed business model in the third quarter of 2023, and a $3.8 million decrease in revenue from Honey Birdette, partly offset by $0.3 million of higher revenue from our creator platform.
Cost of Sales
The decrease in cost of sales for the three months ended June 30, 2024, as compared to the prior year comparative period, was primarily due to a decrease in inventory reserve charges of $0.7 million, a $2.6 million decrease in direct-to-consumer product costs, as a result of a $1.4 million decrease in product costs from Playboy’s e-commerce site, as it changed from our ownership and operation to a licensed business model in the third quarter of 2023, and a $1.2 million decrease in product costs from Honey Birdette, due to lower revenues, lower licensing product costs of $0.9 million primarily due to the termination of Playboy’s e-commerce licensing agreement in the second quarter of 2024, and lower digital subscriptions product costs of $0.4 million, which was partly offset by a $3.5 million increase in licensing commissions primarily due to a nonrecurring reduction in commission accrual in the prior year related to the termination of certain Chinese licensing agreements.
Selling and Administrative Expenses
The decrease in selling and administrative expenses for the three months ended June 30, 2024, as compared to the prior year comparative period, was primarily due to a $2.0 million decrease in stock-based compensation expense, lower legal fees of $2.0 million, a $1.4 million decrease in China JV expenses due to cost cuts, lower payroll expenses of $0.6 million due to headcount reductions, lower severance expense of $0.7 million, a decrease in insurance expense of $0.7 million due to renegotiation of insurance policies, and a $0.3 million decrease in digital marketing spend related to the Company’s discontinuation of owned-and-operated direct-to-consumer businesses, partly offset by higher technology costs of $0.6 million.

Impairments
The decrease in impairments for the three months ended June 30, 2024, as compared to the prior year comparative period, was primarily due to $138.2 million of impairment charges on Playboy-branded trademarks, Honey Birdette’s trade names and goodwill as well as $8.1 million of impairment charges on a certain licensing contract recorded in the prior year comparative period, partly offset by $0.6 million of impairment charges on our corporate leases in the second quarter of 2024.
Other Operating Income, Net
The decrease in other operating income, net was due to the gain on sale of our crypto assets in the prior year comparative period.
Nonoperating (Expense) Income
Interest Expense
The increase in interest expense for the three months ended June 30, 2024, as compared to the prior year comparative period, was primarily due to the higher interest rate on our senior secured debt in the second quarter of 2024, compared to the prior year comparative period, as a result of the amendment and restatement of our senior secured debt in May 2023 and the A&R First Amendment in November 2023.
Gain on Extinguishment of Debt
Gain on extinguishment of debt for the three months ended June 30, 2023 represented a gain of $8.0 million due to the partial extinguishment of debt upon the amendment and restatement of our senior secured credit agreement.
Fair Value Remeasurement Gain
Fair value remeasurement gain for the three months ended June 30, 2023 represented the remeasurement of our mandatorily redeemable preferred stock liability to its fair value recorded during the period upon exchange (and thereby elimination) of such preferred stock in connection with the amendment and restatement of our senior secured credit agreement.
Other (Expense) Income, Net
The change in other (expense) income, net for the three months ended June 30, 2024, as compared to the prior year comparative period, was immaterial.
(Expense) Benefit from Income Taxes
The change from benefit from income taxes to expense for the three months ended June 30, 2024, as compared to the prior year comparative period, was primarily driven by the change in valuation allowance due to the reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net revenues	$53,204	$70,304	$(17,100)	(24)%
Costs and expenses:
Cost of sales	(20,525)	(31,436)	10,911	(35)%
Selling and administrative expenses	(47,801)	(73,912)	26,111	(35)%
Impairments	(3,016)	(146,240)	143,224	(98)%
Other operating income, net	18	249	(231)	(93)%
Total operating expense	(71,324)	(251,339)	180,015	(72)%
Operating loss	(18,120)	(181,035)	162,915	(90)%
Nonoperating (expense) income:
Interest expense	(13,015)	(10,966)	(2,049)	19%
Gain on extinguishment of debt	—	6,133	(6,133)	(100)%
Fair value remeasurement gain	—	6,505	(6,505)	(100)%
Other (expense) income, net	(295)	250	(545)	(218)%
Total nonoperating (expense) income	(13,310)	1,922	(15,232)	over 250%
Loss from continuing operations before income taxes	(31,430)	(179,113)	147,683	(82)%
(Expense) benefit from income taxes	(1,669)	10,538	(12,207)	(116)%
Net loss from continuing operations	(33,099)	(168,575)	135,476	(80)%
Loss from discontinued operations, net of tax	—	(920)	920	(100)%
Net loss	(33,099)	(169,495)	136,396	(80)%
Net loss attributable to PLBY Group, Inc.	$(33,099)	$(169,495)	$136,396	(80)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(39)	(45)
Selling and administrative expenses	(90)	(105)
Impairments	(6)	(208)
Other operating income, net	—	—
Total operating expense	(135)	(358)
Operating loss	(35)	(258)
Nonoperating (expense) income:
Interest expense	(24)	(16)
Gain on extinguishment of debt	—	9
Fair value remeasurement gain	—	9
Other (expense) income, net	(1)	—
Total nonoperating (expense) income	(25)	2
Loss from continuing operations before income taxes	(60)	(256)
(Expense) benefit from income taxes	(3)	15
Net loss from continuing operations	(63)	(241)
Loss from discontinued operations, net of tax	—	(1)
Net loss	(63)	(242)
Net loss attributable to PLBY Group, Inc.	(63)%	(242)%
Net Revenues
The decrease in net revenues for the six months ended June 30, 2024, as compared to the prior year comparative period, was primarily due to lower licensing revenue of $10.6 million, largely driven by the termination of certain Chinese licensing agreements in 2023, lower direct-to-consumer revenue of $7.2 million, as a result of $4.9 million less revenue from Playboy’s e-commerce site, as it changed from our ownership and operation to a licensed business model in the third quarter of 2023, and a $2.3 million decrease in revenue from Honey Birdette, partly offset by $1.3 million of higher revenue from our creator platform.
Cost of Sales
The decrease in cost of sales for the six months ended June 30, 2024, as compared to the prior year comparative period, was primarily due to a decrease in inventory reserve charges of $7.1 million, a $3.2 million decrease in direct-to-consumer product costs from Playboy’s e-commerce site, as it changed from our ownership and operation to a licensed business model in the third quarter of 2023, lower licensing product costs of $0.9 million due to the termination of Playboy’s e-commerce licensing agreement in the second quarter of 2024, and lower digital subscriptions product costs of $1.2 million, which was partly offset by higher licensing commissions of $1.5 million, primarily due to a partial reversal of commission accrual in the prior year comparative period related to the termination of certain Chinese licensing agreements.
Selling and Administrative Expenses
The decrease in selling and administrative expenses for the six months ended June 30, 2024, as compared to the prior year comparative period, was primarily due to a $5.6 million decrease in stock-based compensation expense, lower technology costs of $4.9 million, primarily due to a $4.6 million restructuring charge taken on direct-to-consumer cloud-based software attributable to continuing operations in 2023, lower payroll expense of $4.0 million due to headcount reductions, lower severance expense of $2.3 million, a $2.1 million decrease in China JV expense due to cost cuts and non-recurring transaction expenses in 2023, lower audit, legal and consulting fees of $2.9 million, a $1.8 million decrease in digital marketing spend related to the Company’s discontinuation of owned-and-operated direct-to-consumer businesses, and lower insurance expense of $1.9 million due to renegotiation of insurance policies.

Impairments
The decrease in impairments for the six months ended June 30, 2024, as compared to the prior year comparative period, was primarily due to $138.2 million of impairment charges on Playboy-branded trademarks, Honey Birdette’s trade names and goodwill as well as $8.1 million of impairment charges on a certain licensing contract recorded in the prior year comparative period, partly offset by $2.4 million of impairment charges on our artwork held for sale in the first quarter of 2024 and $0.6 million of impairment charges on our corporate leases in the second quarter of 2024.
Other Operating Income, Net
The decrease in other operating income, net was due to the gain on sale of our crypto assets in the prior year comparative period.
Nonoperating (Expense) Income
Interest Expense
The increase in interest expense for the six months ended June 30, 2024, as compared to the prior year comparative period, was primarily due to the higher interest rate on our senior secured debt during the six months ended June 30, 2024, compared to the prior year comparative period, as a result of the amendment and restatement of our senior secured debt in May 2023 and the A&R First Amendment in November 2023.
Gain on Extinguishment of Debt
Gain on extinguishment of debt for the six months ended June 30, 2023 represented a $8.0 million gain due to the partial extinguishment of debt upon the amendment and restatement of our senior secured credit agreement in the second quarter of 2023, net of a $1.8 million loss recorded in the first quarter of 2023 due to the partial extinguishment of debt related to $45 million of prepayments of our senior debt.
Fair Value Remeasurement Gain
Fair value remeasurement gain for the six months ended June 30, 2023 represented the remeasurement of our mandatorily redeemable preferred stock liability to its fair value during the period, which was exchanged (and thereby eliminated) in connection with the A&R Credit Agreement in the second quarter of 2023.
Other (Expense) Income, Net
The change in other (expense) income, net for the six months ended June 30, 2024, as compared to the prior year comparative period, was immaterial.
(Expense) Benefit from Income Taxes
The change from benefit from income taxes to expense for the six months ended June 30, 2024, as compared to the prior year comparative period, was primarily driven by the change in valuation allowance due to a reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the six months ended June 30, 2024.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(16,652)	$(131,815)	$(33,099)	$(169,495)
Adjusted for:
(Income) loss from discontinued operations, net of tax	—	(452)	—	920
Net loss from continuing operations	(16,652)	(132,267)	(33,099)	(168,575)
Adjusted for:
Interest expense	6,588	5,757	13,015	10,966
Gain on extinguishment of debt	—	(7,980)	—	(6,133)
Expense (benefit) from income taxes	616	(8,868)	1,669	(10,538)
Depreciation and amortization	2,511	1,848	4,311	3,537
EBITDA	(6,937)	(141,510)	(14,104)	(170,743)
Adjusted for:
Stock-based compensation	2,005	3,151	3,839	8,370
Impairments	599	146,240	3,016	146,240
Inventory reserve charges	—	—	—	3,637
Mandatorily redeemable preferred stock fair value remeasurement	—	(9,523)	—	(6,505)
Write-down of capitalized software	—	—	—	4,632
Adjustments	1,397	1,548	1,764	4,576
Adjusted EBITDA	$(2,936)	$(94)	$(5,485)	$(9,793)
•Impairments for the three months ended June 30, 2024 related primarily to the impairments of corporate leases.

•Impairments for the six months ended June 30, 2024 related to impairment charges on our artwork held for sale and corporate leases.
•Impairments for the three and six months ended June 30, 2023 related primarily to the impairments of intangible assets, including goodwill and impairments on certain of our licensing contracts.
•Inventory reserve charges for the six months ended June 30, 2023 related to non-cash inventory reserve charges, excluding certain ordinary inventory reserve items, recorded in the first quarter of 2023 to reflect the restructuring of the Playboy Direct-to-Consumer business.
•Mandatorily redeemable preferred stock fair value remeasurement for the three and six months ended June 30, 2023 related to the fair value remeasurement, non-cash fair value gain of the liability for such preferred stock.
•Write-down of capitalized software for the six months ended June 30, 2023 related to a $4.6 million restructuring charge taken on direct-to-consumer cloud-based software in the first quarter of 2023, excluding $0.4 million of costs related to discontinued operations.
•Adjustments for the three and six months ended June 30, 2024 are primarily related to non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for the acquisition of GlowUp that remained unsettled as of June 30, 2024, loss on the sale of artwork, consulting, advisory and other costs relating to corporate transactions and other strategic opportunities as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.
•Adjustments for the three and six months ended June 30, 2023 are related to non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for the acquisition of GlowUp that remained unsettled as of June 30, 2023, consulting, advisory and other costs relating to corporate transactions and other strategic opportunities, as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.

Segments
Our Chief Executive Officer is our Chief Operating Decision Maker. Our segment disclosure is based on our intention to provide the users of our condensed consolidated financial statements with a view of the business from our perspective. We operate our business in three primary operating and reportable segments: Direct-to-Consumer, Licensing, and Digital Subscriptions and Content. Direct-to-Consumer operations include consumer products sold through brick-and-mortar retail stores and e-commerce sites. Licensing operations include the licensing of one or more of our trademarks, our Playboy retail platform operations effective July 2023, and/or images for consumer products and location-based entertainment businesses. Digital Subscriptions and Content operations include the production, marketing and sales of programming under the Playboy brand name, which is distributed through various channels, including domestic and international television, and sales of creator content offerings and memberships to consumers through the Playboy Club on playboy.com.
Comparison of the Three Months Ended June 30, 2024 and 2023
The following are our results of financial performance from continuing operations by segment for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net revenues:
Direct-to-Consumer	$14,504	$19,700	$(5,196)	(26)%
Licensing	5,272	10,288	(5,016)	(49)%
Digital Subscriptions and Content	5,109	5,112	(3)	—%
All Other	—	1	(1)	(100)%
Total	$24,885	$35,101	$(10,216)	(29)%
Operating (loss) income:
Direct-to-Consumer	$(2,365)	$(75,002)	$72,637	(97)%
Licensing	4,323	(65,131)	69,454	(107)%
Digital Subscriptions and Content	(2,215)	1,002	(3,217)	over 150%
Corporate	(8,948)	(13,918)	4,970	(36)%
All Other	2	(7)	9	(129)%
Total	$(9,203)	$(153,056)	$143,853	(94)%

Direct-to-Consumer
The decrease in net revenues for the three months ended June 30, 2024, compared to the comparable prior year period, was primarily due to a $3.8 million decrease in revenue from Honey Birdette and $1.4 million less revenue from Playboy’s e-commerce site, as it changed from our ownership and operation to a licensed business model in the third quarter of 2023.
The decrease in operating loss for the three months ended June 30, 2024, compared to the comparable prior year period, was primarily due to $72.6 million of non-cash impairment charges on certain of our intangible assets, including goodwill, recorded in the second quarter of 2023, lower payroll expense of $1.4 million due to headcount reductions, a decrease in inventory reserve charges of $0.7 million, a $0.4 million decrease in digital marketing spend and $1.4 million lower gross profit as a result of lower revenue.
Licensing
The decrease in net revenues for the three months ended June 30, 2024, compared to the comparable prior year period, was primarily due to the termination of certain Chinese licensing agreements in 2023.
The improvement from an operating loss to a gain for the three months ended June 30, 2024, compared to the comparable prior year period, was primarily due to $65.5 million of non-cash impairment charges on our trademarks and the $8.1 million impairment of a certain licensing contract in the prior year comparative period, lower licensing product costs of $0.9 million due to the termination of Playboy’s e-commerce licensing agreement in the second quarter of 2024 and a $3.1 million decrease in legal fees and China JV expenses, partly offset by a $4.1 million decrease in licensing gross profit as a result of lower revenue and a $3.5 million increase in licensing commissions primarily due to a nonrecurring reduction in commission accrual in the prior year comparative period related to the termination of certain Chinese licensing agreements.

Digital Subscriptions and Content
The decrease in net revenues for the three months ended June 30, 2024, compared to the comparable prior year period, was primarily due to a $0.3 million increase in net revenue from our creator platform, partly offset by a $0.3 million decrease in other digital subscriptions and content revenue.
The decrease in operating income for the three months ended June 30, 2024, compared to the comparable prior year period, was primarily due to a $2.3 million increase in expenses related to our creator platform and a $1.1 million reversal of stock-based compensation expense in the prior year comparative period.
Corporate
The decrease in corporate expenses for the three months ended June 30, 2024, compared to the comparable prior year period, was primarily due to a $3.3 million decrease in stock-based compensation expense, a decrease of $0.7 million in insurance expense and a $0.9 million decrease in payroll expenses due to headcount reductions.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following are our results of financial performance from continuing operations by segment for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net revenues:
Direct-to-Consumer	$33,244	$40,468	$(7,224)	(18)%
Licensing	9,357	19,982	(10,625)	(53)%
Digital Subscriptions and Content	10,603	9,850	753	8%
All Other	—	4	(4)	(100)%
Total	$53,204	$70,304	$(17,100)	(24)%
Operating (loss) income:
Direct-to-Consumer	$(1,483)	$(90,058)	$88,575	(98)%
Licensing	6,340	(61,564)	67,904	(110)%
Digital Subscriptions and Content	(2,314)	393	(2,707)	over 150%
Corporate	(20,675)	(29,794)	9,119	(31)%
All Other	12	(12)	24	over 150%
Total	$(18,120)	$(181,035)	$162,915	(90)%

Direct-to-Consumer
The decrease in net revenues for the six months ended June 30, 2024, compared to the comparable prior year period, was primarily due to $4.9 million less revenue from Playboy’s e-commerce site, as it changed from our ownership and operation to a licensed business model in the third quarter of 2023, and a $2.3 million decrease in revenue from Honey Birdette.
The decrease in operating loss for the six months ended June 30, 2024, was primarily due to $72.6 million of non-cash impairment charges on certain of our intangible assets, including goodwill, recorded in the prior year comparative period, a decrease in inventory reserve charges of $7.1 million, lower technology costs of $5.5 million, primarily due to a $4.6 million restructuring charge taken on direct-to-consumer cloud-based software attributable to continuing operations in 2023, lower payroll expense of $3.6 million due to headcount reductions, a $1.9 million decrease in digital marketing spend related to our discontinuation of owned-and-operated direct-to-consumer businesses, a $0.9 million decrease in other selling and administrative expenses, partly offset by $2.5 million lower gross profit as a result of lower revenue.
Licensing
The decrease in net revenues for the six months ended June 30, 2024, compared to the comparable prior year period, was primarily due to the termination of certain Chinese licensing agreements in 2023.

The decrease in operating loss for the six months ended June 30, 2024, compared to the comparable prior year period, was primarily due to $65.5 million of non-cash impairment charges and $8.1 million of impairment of a certain licensing contract in the prior year comparative period, lower licensing product costs of $0.9 million due to the termination of Playboy’s e-commerce licensing agreement in the second quarter of 2024 and a $4.9 million decrease in legal fees and China JV expenses, partly offset by a $10.6 million decrease in licensing gross profit as a result of lower revenue and higher licensing commissions of $1.5 million, primarily due to a partial reversal of commission accrual in the prior year comparative period related to the termination of certain Chinese licensing agreements.
Digital Subscriptions and Content
The increase in net revenues for the six months ended June 30, 2024, compared to the comparable prior year period, was primarily due to a $1.3 million increase in net revenues from our creator platform, partly offset by a $0.5 million decrease in other digital subscriptions and content revenue.
The change from operating income to a loss for the six months ended June 30, 2024, compared to the comparable prior year period, was primarily due to a $3.5 million increase in expenses related to our creator platform and a $1.1 million reversal of stock based-compensation in the prior year comparative period, partly offset by a $0.8 million increase in net revenues and a $0.5 million decrease in payroll.
Corporate
The decrease in corporate expenses for the six months ended June 30, 2024, compared to the comparable prior year period, was primarily due to a $7.0 million decrease in stock-based compensation expense, a $1.2 million decrease in severance costs, a decrease of $1.9 million in insurance expense, a decrease of $0.8 million in audit and consulting services and a $1.9 million decrease in payroll expenses due to headcount reductions, partly offset by $2.4 million of impairments on our artwork held for sale and a loss of $0.5 million on the sale of assets in the first quarter of 2024.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of liquidity are cash generated from operating activities, which primarily includes cash derived from revenue generating activities, from financing activities, including proceeds from our issuance of debt, and proceeds from stock offerings (as described further below), and from investing activities, which includes the sale of assets (as described further below). As of June 30, 2024, our principal source of liquidity was cash in the amount of $16.9 million, which is primarily held in operating and deposit accounts.
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
On November 3, 2023, we completed the TLA Sale to an unaffiliated, third-party buyer for approximately $13.5 million in cash (the “Purchase Price”). Approximately $2.1 million of the Purchase Price was placed into a short-term escrow account at the closing of the TLA Sale in connection with a post-closing working capital adjustment, certain possible indemnification claims payable by us and for certain post-closing items to be completed by us. As of the date of this Quarterly Report on Form 10-Q, such escrow funds had been released to us in full.
In November 2023, we also sold a small amount of our art assets, and we have continued the sale of our art assets in 2024.

Due to challenging economic conditions in China, collections from certain of our Chinese licensees slowed significantly in 2022 and 2023, and we have renegotiated terms of certain agreements. In October 2023, we also terminated licensing agreements with certain Chinese licensees. We have replaced certain terminated licensees with new licensees in China. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets.
Since going public in 2021, we have yet to generate operating income from our core business operations and have incurred significant operating losses. Our operating losses for the six months ended June 30, 2024 were $18.1 million. We expect to continue to incur operating losses for the foreseeable future.
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
Debt
On May 10, 2023, we entered into an amendment and restatement of our prior credit agreement to reduce the interest rate applicable to our senior secured debt and the implied interest rate on our Series A Preferred Stock, exchange (and thereby eliminate) our outstanding Series A Preferred Stock, and obtain additional covenant relief and funding. For the terms of the 2021 Credit Agreement, as amended, refer to Note 10. Debt, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.
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
The stated interest rate of Tranche A and Tranche B term loans as of June 30, 2024 was 11.68% and 9.68%, respectively. The stated interest rate of Tranche A and Tranche B term loans as of December 31, 2023 was 11.41% and 9.41%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of June 30, 2024 was 12.30% and 13.55%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2023 was 12.03% and 13.27%, respectively. The difference between the stated interest rate and effective interest rate for Tranche B as of June 30, 2024 and December 31, 2023 is driven primarily by the amortization of $21.3 million of debt discount which is included in the calculation of the effective interest rate.
Leases
Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring through 2033. Some of these leases contain renewal options and rent escalations. As of June 30, 2024 and December 31, 2023, our fixed leases were $27.1 million and $31.6 million, respectively, with $6.4 million and $7.0 million due in the next 12 months. For further information on our lease obligations, refer to Note 11, Commitments and Contingencies within the notes to the financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows from continuing operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(12,780)	$(26,653)	$13,873	(52)%
Investing activities	328	248	80	32%
Financing activities	(215)	27,334	(27,549)	(101)%

Cash Flows from Operating Activities
The decrease in net cash used in operating activities from continuing operations for six months ended June 30, 2024, compared to the prior year comparable period, was primarily due to a reduction in net loss from continuing operations of $135.5 million, partly offset by changes in assets and liabilities that had a current period cash flow impact, such as $0.4 million of net changes in working capital and $121.2 million of changes in non-cash charges. The change in assets and liabilities, as compared to the prior year comparable period, was primarily driven by a $13.9 million decrease in deferred revenues due to the termination of certain Chinese licensing agreements in the prior year comparative period, an increase of $1.4 million in prepaid expenses and other assets primarily due to a restructuring charge taken on direct-to-consumer cloud-based software in the prior year comparable period, a $3.2 million decrease in operating lease liabilities, and a $2.1 million decrease in other liabilities, net, partly offset by a $4.8 million decrease in accounts receivable due to the timing of royalties collections and modifications of certain trademark licensing contracts, a $15.1 million decrease in contract assets due to the impairment, modification or termination of certain trademark licensing contracts, and a $1.0 million increase in accounts payable due to the timing of payments. The change in non-cash charges, compared to the change in the prior year comparable period, was primarily driven by a $143.2 million decrease in non-cash impairment charges, a $4.5 million decrease in stock-based compensation expense, and a decrease in inventory reserve charges of $6.7 million, partly offset by a $2.6 million increase in amortization of right-of-use assets, a $6.1 million net gain on the extinguishment of debt in 2023, a $6.7 million change in fair value remeasurement charges, a $11.7 million increase in deferred income taxes, and $3.7 million of capitalized paid-in-kind interest.
Cash Flows from Investing Activities
The increase in net cash provided by investing activities for the six months ended June 30, 2024 over the prior year comparable period was primarily due to proceeds from the sale of certain of our artwork of $1.6 million, partly offset by $1.0 million of proceeds from the Yandy Sale in the prior year comparable period and a $0.5 million increase in purchases of property and equipment.
Cash Flows from Financing Activities
The decrease in net cash provided by financing activities for the six months ended June 30, 2024, compared to the prior year comparable period, was due to net proceeds of $13.9 million from our registered direct offering in January of 2023, net proceeds of $47.6 million from the issuance of common stock in our rights offering in February of 2023, and gross proceeds of $11.8 million from the amendment and restatement of our senior secured debt in the second quarter of 2023, partly offset by a $45.3 million decrease in the repayment of long-term debt from the proceeds of our equity offerings.

Contractual Obligations
For the six months ended June 30, 2024, there were no material changes to our contractual obligations from December 31, 2023, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 29, 2024.

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
During the six months ended June 30, 2024, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

Recent Accounting Pronouncements
Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, within the notes to the to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2024 and December 31, 2023, we had unrestricted cash and cash equivalents of $16.9 million and $28.1 million, respectively, primarily held in interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of June 30, 2024 and December 31, 2023, we had restricted cash of $2.0 million and $3.6 million, respectively, of which $0.5 million was held in interest-bearing deposit accounts. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term A&R Term Loans are subject to a variable interest rate based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of June 30, 2024, we have not entered into any such contracts.
As of June 30, 2024 and December 31, 2023, we had outstanding debt obligations of $215.2 million and $211.6 million, respectively, which accrued interest at a rate of 11.68% and 9.68% for Tranche A and Tranche B term loans, respectively, during the second quarter of 2024. Based on the balance outstanding under our A&R Term Loans at June 30, 2024, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $1.1 million or $2.3 million, respectively, in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.” included in Item 1A of our Annual Report on Form 10-K filed on March 29, 2024.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended June 30, 2024 and 2023, we derived approximately 54% and 57%, respectively, of our revenue from outside the United States, out of which 34% and 30%, respectively, was denominated in foreign currency. For the six months ended June 30, 2024 and 2023, we derived approximately 52% and 56%, respectively, of our revenue from outside the United States, out of which 36% and 29%, respectively, was denominated in foreign currency. We expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.

There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three and six months ended June 30, 2024, we recorded an unrealized gain of $0.8 million and unrealized loss of $0.9 million, respectively, which is included in accumulated other comprehensive loss as of June 30, 2024. This was primarily related to the decrease and increase in the U.S. dollar against the Australian dollar during the three and six months ended June 30, 2024, respectively.
Inflation Risk
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations in recent periods, a high rate of inflation in the future may have an adverse effect on our ability to maintain or improve current levels of revenue, gross margin and selling and administrative expenses, or the ability of our customers to make discretionary purchases of our goods and services. See our “Risk Factors—Risks Related to Our Business and Industry—Our business depends on consumer purchases of discretionary goods and content, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition,” included in Item 1A of our Annual Report on Form 10-K filed on March 29, 2024.

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

•We did not design and implement, and retain appropriate documentation of formal accounting policies, procedures and controls across substantially all of the Company’s business processes to achieve timely, complete, accurate financial accounting, reporting, and disclosures. Additionally, we did not design and implement controls at the corporate level at a sufficient level of precision to provide for the appropriate level of oversight of business process activities and related controls.

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
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.
We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. Refer to Note 11, Commitments and Contingencies—Legal Contingencies, within the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of material legal proceedings, in addition to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the risk factors set forth below, please carefully consider the risk factors described under the heading “Part I – Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition and/or operating results.

There can be no assurance that our common stock will continue to be listed on The Nasdaq Global Market (“Nasdaq”) and the de- listing of our common stock could, among other things, limit investors’ ability to trade our common stock and negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is traded on Nasdaq under the symbol “PLBY”. To maintain our listing we are required to satisfy continued listing requirements, including the requirement commonly referred to as the minimum bid price rule (Nasdaq Listing Rule 5450(a)(1)). The minimum bid price rule requires that the closing bid price of our common stock be at least $1.00 per share. On June 27, 2024, we received a letter from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that based upon our common stock’s closing bid price during the previous 32 consecutive business days, we no longer satisfied the Nasdaq minimum bid price rule. The notice had no immediate effect on the listing of our common stock on Nasdaq, and we have until December 24, 2024 to regain compliance. If at any time during such 180-calendar day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide us written confirmation of compliance and the matter will be closed. If we do not regain compliance by December 24, 2024, and we apply to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, we may be eligible for an additional 180-calendar day compliance period, subject to satisfying the conditions in the applicable Nasdaq Listing Rules. However, there can be no assurance that we will be able to regain compliance with the minimum bid price rule or continue to satisfy other continued listing standards and maintain the listing of our common stock on Nasdaq. The suspension or delisting of our common stock, or the commencement of delisting proceedings, could, among other things, materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. Although we may effect a reverse stock split of our issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable us to regain, or maintain, compliance with the Nasdaq minimum bid price requirement.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
During the six months ended June 30, 2024, we did not repurchase any shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, which was authorized by the Company’s board of directors on May 14, 2022.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended June 30, 2024.

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
101
The following financial information from PLBY Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)

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

PLBY GROUP, INC.

Date: August 9, 2024	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: August 9, 2024	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)