Form 10-Q
period 2024-09-30
PLBY Group, Inc.
filed 2024-11-12
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of November 6, 2024 was 89,586,709.

i

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.
PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$12,864	$16,276	$32,824	$51,013
Costs and expenses:
Cost of sales	(3,820)	(1,282)	(9,171)	(14,174)
Selling and administrative expenses	(15,479)	(15,471)	(43,243)	(64,071)
Impairments	(21,707)	(392)	(24,722)	(74,018)
Other operating (expense) income, net	—	(718)	18	(469)
Total operating expense	(41,006)	(17,863)	(77,118)	(152,732)
Operating loss	(28,142)	(1,587)	(44,294)	(101,719)
Nonoperating (expense) income:
Interest expense	(6,686)	(6,620)	(19,681)	(17,586)
Gain on extinguishment of debt	—	—	—	6,133
Fair value remeasurement gain	—	—	—	6,505
Other income, net	1,616	228	1,225	477
Total nonoperating expense	(5,070)	(6,392)	(18,456)	(4,471)
Loss from continuing operations before income taxes	(33,212)	(7,979)	(62,750)	(106,190)
(Expense) benefit from income taxes	(586)	929	(2,250)	7,792
Net loss from continuing operations	(33,798)	(7,050)	(65,000)	(98,398)
Income (loss) from discontinued operations, net of tax	43	(115)	(1,854)	(78,262)
Net loss	(33,755)	(7,165)	(66,854)	(176,660)
Net loss attributable to PLBY Group, Inc.	$(33,755)	$(7,165)	$(66,854)	$(176,660)
Net loss per share from continuing operations, basic and diluted	$(0.45)	$(0.10)	$(0.89)	$(1.39)
Net income (loss) per share from discontinued operations, basic and diluted	—	—	(0.02)	(1.11)
Net loss per share, basic and diluted	$(0.45)	$(0.10)	$(0.91)	$(2.50)
Weighted-average shares outstanding, basic and diluted	74,589,372	73,891,105	73,438,762	70,611,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(33,755)	$(7,165)	$(66,854)	$(176,660)
Other comprehensive loss:
Foreign currency translation adjustment	1,086	(1,182)	201	(3,150)
Other comprehensive income (loss)	1,086	(1,182)	201	(3,150)
Comprehensive loss	$(32,669)	$(8,347)	$(66,653)	$(179,810)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$9,540	$28,120
Restricted cash	100	1,587
Receivables, net of allowance for credit losses	4,298	7,092
Inventories, net	69	159
Prepaid expenses and other current assets	4,372	6,015
Assets held for sale	71,874	81,823
Total current assets	90,253	124,796
Restricted cash	1,558	1,445
Property and equipment, net	1,438	7,960
Operating right-of-use assets	7,916	10,544
Goodwill	16,084	33,100
Other intangible assets, net	145,816	145,629
Contract assets, net of current portion	7,818	8,716
Other noncurrent assets	661	2,064
Total assets	$271,544	$334,254
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$11,438	$11,839
Deferred revenues, current portion	5,551	6,183
Long-term debt, current portion	304	304
Operating lease liabilities, current portion	3,177	3,326
Other current liabilities and accrued expenses	10,796	16,801
Liabilities held for sale	31,423	35,228
Total current liabilities	62,689	73,681
Deferred revenues, net of current portion	4,788	4,641
Long-term debt, net of current portion	199,705	190,115
Deferred tax liabilities, net	11,843	9,304
Operating lease liabilities, net of current portion	7,649	10,033
Other noncurrent liabilities	825	795
Total liabilities	287,499	288,569
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 0 shares were issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 76,889,185 shares issued and 74,639,256 shares outstanding as of September 30, 2024; 74,783,683 shares issued and 72,533,754 shares outstanding as of December 31, 2023	8	7
Treasury stock, at cost, 2,249,929 shares as of September 30, 2024 and December 31, 2023	(5,445)	(5,445)
Additional paid-in capital	695,396	690,055
Accumulated other comprehensive loss	(24,709)	(24,910)
Accumulated deficit	(680,997)	(613,814)
Total stockholders’ (deficit) equity	(15,747)	45,893
Total liabilities, redeemable noncontrolling interest and stockholders’ (deficit) equity	$271,544	$334,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2024
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at June 30, 2024	—	$—	73,253,845	$7	$(5,445)	$693,894	$(25,795)	$(646,976)	$15,685
Shares issued in connection with equity incentive plans	—	—	1,385,411	1	—	—	—	—	1
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	1,502	—	—	1,502
Other	—	—	—	—	—		—	(266)	(266)
Other comprehensive income	—	—	—	—	—	—	1,086	—	1,086
Net loss	—	—	—	—	—	—	—	(33,755)	(33,755)
Balance at September 30, 2024	—	$—	74,639,256	$8	$(5,445)	$695,396	$(24,709)	$(680,997)	$(15,747)

	Three Months Ended September 30, 2023
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2023	—	$—	73,797,250	$7	$(4,445)	$688,280	$(26,113)	$(602,891)	$54,838
Shares issued in connection with equity incentive plans	—	—	106,154	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	1,300	—	—	1,300
Other comprehensive loss	—	—	—	—	—	—	(1,182)	—	(1,182)
Net loss	—	—	—	—	—	—	—	(7,165)	(7,165)
Balance at September 30, 2023	—	$—	73,903,404	$7	$(4,445)	$689,580	$(27,295)	$(610,056)	$47,791
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2024
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	—	$—	72,533,754	$7	$(5,445)	$690,055	$(24,910)	$(613,814)	$45,893
Shares issued in connection with equity incentive plans	—	—	2,105,502	1	—	—	—	—	1
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	5,341	—	—	5,341
Other	—	—	—	—	—	—	—	(329)	(329)
Other comprehensive income	—	—	—	—	—	—	201	—	201
Net loss	—	—	—	—	—	—	—	(66,854)	(66,854)
Balance at September 30, 2024	—	$—	74,639,256	$8	$(5,445)	$695,396	$(24,709)	$(680,997)	$(15,747)

	Nine Months Ended September 30, 2023
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2022	50,000	$—	47,037,699	$5	$(4,445)	$617,233	$(24,145)	$(433,396)	$155,252
Issuance of common stock in rights offering	—	—	19,561,050	2	—	47,600	—	—	47,602
Issuance of common stock in registered direct offering	—	—	6,357,341	—	—	13,890	—	—	13,890
Exchange of mandatorily redeemable preferred shares	(50,000)	—	—	—	—	—	—	—	—
Shares issued in connection with equity incentive plans	—	—	944,002	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	3,312	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	10,857	—	—	10,857
Other comprehensive loss	—	—	—	—	—	—	(3,150)	—	(3,150)
Net loss	—	—	—	—	—	—	—	(176,660)	(176,660)
Balance at September 30, 2023	—	$—	73,903,404	$7	$(4,445)	$689,580	$(27,295)	$(610,056)	$47,791
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(66,854)	$(176,660)
Net loss from continuing operations	$(65,000)	$(98,398)
Loss from discontinued operations, net of tax	$(1,854)	$(78,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,182	2,585
Stock-based compensation	5,341	8,910
Fair value measurement of liabilities	(61)	(6,991)
Gain on extinguishment of debt	—	(6,133)
Impairments	24,722	74,018
Inventory reserve charges	—	3,386
Amortization of right-of-use assets	2,030	1,887
Capitalized paid-in-kind interest	6,284	—
Amortization of debt issuance costs	3,534	2,633
Deferred income taxes	2,539	(8,510)
Other	458	880
Changes in operating assets and liabilities:
Receivables, net	2,794	7,731
Inventories	1,028	1,008
Contract assets	476	(83)
Prepaid expenses and other assets	1,775	(36)
Accounts payable	(439)	1,244
Accrued agency fees and commissions	(116)	(6,601)
Other liabilities and accrued expenses	(5,798)	2,988
Deferred revenues	(485)	(12,973)
Operating lease liabilities	(2,533)	(2,144)
Other liabilities, net	381	977
Net cash used in operating activities from continuing operations	(19,888)	(33,622)
Net cash provided by (used in) operating activities from discontinued operations	430	(7,747)
Net cash used in operating activities	(19,458)	(41,369)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,200)	(1,437)
Proceeds from sale of artwork	1,572	—
Proceeds from promissory note repayment	—	1,300
Proceeds from sale of Yandy	—	1,000
Net cash provided by investing activities from continuing operations	372	863
Net cash used in investing activities from discontinued operations	(500)	(97)
Net cash used in investing activities	(128)	766
Cash Flows From Financing Activities
Proceeds from issuance of common stock in rights offering, net	—	47,600
Proceeds from issuance of common stock in registered direct offering, net	—	13,890
Proceeds from issuance of long-term debt	—	11,828
Repayment of long-term debt	(228)	(45,552)
Payment of financing costs	—	(508)
Other	(329)	—
Net cash (used in) provided by financing activities from continuing operations	(557)	27,258
Effect of exchange rate changes on cash and cash equivalents - continuing operations	189	(136)
Net decrease in cash and cash equivalents and restricted cash	(19,954)	(13,481)
Balance, beginning of year	$31,152	$35,449
Balance, end of period	$11,198	$21,968
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$9,540	$20,028
Restricted cash	1,658	1,940
Total	$11,198	$21,968
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosures
Cash paid for income taxes	$1,568	$519
Cash paid for interest	$11,794	$13,981
Supplemental Disclosure of Non-Cash Activities
Right-of-use assets in exchange for lease liabilities - continuing operations	$—	$—
Right-of-use assets in exchange for lease liabilities - discontinued operations	$2,118	$5,352
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
We have three reportable segments: Licensing, Digital Subscriptions and Content, and Direct-to-Consumer. Refer to Note 17, Segments.
Basis of Presentation
The interim condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
The Yandy Enterprises LLC (“Yandy”) and TLA Acquisition Corp. (“TLA”, owner of the Lovers business) disposal groups, which were previously included in the Direct-to-Consumer segment in the prior year comparative period prior to their becoming assets held for sale, were classified as discontinued operations in the condensed consolidated statements of operations for the prior year comparative period presented. The sale of Yandy was completed on April 4, 2023 (the “Yandy Sale”). The sale of TLA was completed on November 3, 2023 (the “TLA Sale”). As of September 30, 2024, we determined that our Honey Birdette business, which was also previously included in the Direct-to-Consumer segment, constituted a disposal group and met the criteria discussed below to be classified as discontinued operations in the condensed consolidated statements of operations for all periods presented. Assets and liabilities of Honey Birdette were classified as assets and liabilities held for sale in the condensed consolidated balance sheets for all periods presented.
Principles of Consolidation
The interim condensed consolidated financial statements include our accounts and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
The Company follows a monthly reporting calendar, with its fiscal year ending on December 31.
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of September 30, 2024, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of September 30, 2024 and our results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The interim condensed consolidated results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2024.
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
Concentrations of Business and Credit Risk
We maintain certain cash balances in excess of Federal Deposit Insurance Corporation insured limits. We periodically evaluate the credit worthiness of the financial institutions with which we maintain cash deposits. We have not experienced any losses in such accounts and do not believe that there is any credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed. Due to Honey Birdette’s assets and liabilities being classified as held for sale and its operations being classified as discontinued operations in our condensed consolidated financial statements for all periods presented, certain individual customers exceeded 10% of our receivables and revenue as of September 30, 2024 while they did not in prior comparative periods.
The following table represents receivables from our customers exceeding 10% of our total receivables:

Customer	September 30, 2024	December 31, 2023
Customer A	19%	*
Customer B	*	10%
_________________ *Indicates the receivables for the customer did not exceed 10% of the Company’s total as of September 30, 2024 or December 31, 2023, as applicable.

The following table represents revenue from our customers exceeding 10% of our total revenue, excluding revenues from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2024	2023	2024	2023
Customer C	14%	*	10%	*
Customer D	11%	*	*	*
Customer E(1)	*	33%	*	32%
_________________
(1) The agreement with this licensee was terminated in the fourth quarter of 2023.
*Indicates revenues for the customer did not exceed 10% of our total revenue for the three and nine months ended September 30, 2024 or 2023, as applicable.

Restricted Cash
At September 30, 2024 and December 31, 2023, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters, excluding Honey Birdette’s term deposit in relation to its Sydney office lease, which was classified as assets held for sale as of September 30, 2024 and December 31, 2023 (refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations). The December 31, 2023 restricted cash balance also included cash held in escrow related to the TLA Sale, which had been released to us in full in the second quarter of 2024.

Liquidity Assessment and Management’s Plans
Our revenues, results of operations and cash flows have been materially adversely impacted by negative macroeconomic factors beginning in the second quarter of 2022 and continuing through the third quarter of 2024. The persistently challenging macroeconomic and retail environments, including reduced consumer spending and increased price sensitivity in discretionary categories, has significantly impacted our licensees’ performance. Our net revenues from continuing operations for the three and nine months ended September 30, 2024 decreased by $3.4 million and $18.2 million, compared to the three and nine months ended September 30, 2023, respectively, and this decline, coupled with investments into our creator platform, drove our operating loss and net loss. For the three and nine months ended September 30, 2024, we reported a net operating loss from continuing operations of $28.1 million and $44.3 million, respectively, and negative operating cash flows from continuing operations of $19.9 million for the nine months ended September 30, 2024. As of September 30, 2024, we had approximately $9.5 million in unrestricted cash and cash equivalents.
Our capital expenditures and working capital requirements in 2024 have been, and are expected to continue to be, largely consistent with 2023, as we have continued to invest in our Digital Subscriptions and Content segment. We may, however, need additional cash resources to fund our operations until the Digital Subscriptions and Content segment achieves a level of revenue that provides for operating profitability. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, or dispose of additional assets, and there can be no assurance that we will be successful in these efforts. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our planned level of investment in our Digital Subscriptions and Content segment or scale back its operations, which could have an adverse impact on our business and financial prospects.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity, along with proceeds from asset dispositions and savings from cost reductions initiatives, will be sufficient to meet our obligations as they become due under the A&R Credit Agreement (as such term is defined in Note 10, Debt) and our other obligations for at least one year following the date of the filing of this Quarterly Report on Form 10-Q. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse developments such as changes in our circumstances or unforeseen events or conditions, or fund organic or inorganic growth opportunities. However, in the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.
As of September 30, 2024, we were in compliance with the covenants under the A&R Credit Agreement. However, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience further material decreases to net sales and operating cash flows and materially higher operating losses, and may experience difficulty remaining in compliance with such covenants. Refer to Note 10, Debt, for further details regarding the terms of our A&R Credit Agreement and the A&R Term Loans (as such terms are defined in Note 10, Debt).
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $0.1 million for the three months ended September 30, 2024 and 2023, excluding $1.0 million and $1.4 million of advertising costs related to discontinued operations for the three months ended September 30, 2024 and 2023, respectively. Advertising expenses for the nine months ended September 30, 2024 and 2023 were $0.3 million and $2.0 million, respectively, excluding $2.9 million and $5.5 million of advertising costs related to discontinued operations for the nine months ended September 30, 2024 and 2023, respectively. We also have various arrangements with collaborators pursuant to which we reimburse them for a portion of their advertising costs in the form of co-op marketing which provide advertising benefits to us. The costs that we incur for such advertising costs are recorded as a reduction of revenue.
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

In the third quarter of 2024, we had impairment indicators to our creator digital platform on playboy.com associated with a decrease in its revenue projections and determined that its carrying value is not recoverable as of September 30, 2024. As a result, we recognized $4.7 million of impairment charges related to the write-off of its internally developed software during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we recognized $0.6 million of impairment charges on right-of-use assets pertaining to our corporate leases and $4.7 million related to the write-off of its internally developed software. We recognized $5.1 million of impairment charges on our trade names at the impairment date during the nine months ended September 30, 2023, which were classified in the discontinued operations in our condensed consolidated statements of operations for the nine months ended September 30, 2023. There was no impairment charge on our long-lived assets during the three months ended September 30, 2023.
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
In the third quarter of 2024, we had impairment indicators with respect to our indefinite-lived Playboy-branded trademarks, causing us to perform a quantitative impairment test on our indefinite-lived Playboy-branded trademarks as of September 30, 2024. The quantitative test indicated that their carrying value was less than their fair value, thus, no impairment charges to our Playboy-branded trademarks were recognized during the three and nine months ended September 30, 2024. In the second quarter of 2023, we experienced declines in revenue and profitability, causing us to test the recoverability of our indefinite-lived assets as of June 30, 2023. The impairment charges on the indefinite-lived Playboy-branded trademarks were $65.5 million as of the impairment date during the nine months ended September 30, 2023. There was no impairment charge to the indefinite-lived Playboy-branded trademarks during the three months ended September 30, 2023.
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
In the third quarter of 2024, we had declines in our future projected cash flows for Digital Subscriptions and Content, causing us to test our goodwill for impairment as of September 30, 2024. Utilizing the income approach, we performed a quantitative impairment test on goodwill using a discounted cash flow analysis, which determined that the fair value of certain of our reporting units was less than their carrying value. As a result, we recorded $17.0 million of impairment charges to our goodwill during the three month ended September 30, 2024. There was no impairment charge to our goodwill during the three months ended September 30, 2023.
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
The impairment charges related to the write down of our goodwill were $17.0 million and $66.7 million during the nine months ended September 30, 2024 and 2023, respectively, with the 2023 amount being classified as discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2023.

Assets and Liabilities Held for Sale and Discontinued Operations

We classify assets and liabilities as held for sale, collectively referred to as a “disposal group”, when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, it is unlikely that significant changes will be made to the plan, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, and the sale of the assets is expected to be completed within one year. A disposal group that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The fair value of a disposal group less any costs to sell is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive income (loss) represents foreign currency translation adjustments attributable to Honey Birdette’s operations. Refer to the Condensed Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were immaterial for the three and nine months ended September 30, 2024 and 2023.
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements applicable to the Company for the quarter ended September 30, 2024.
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
For cash equivalents, receivables and certain other current assets and liabilities at September 30, 2024 and December 31, 2023, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the refinancing of our senior secured debt in May 2021, its amendments in 2021 and 2022, as well as its further amendment and restatement in 2023, we believe that its carrying value at September 30, 2024 and December 31, 2023 approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 10, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(338)	$(338)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(399)	$(399)
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
Contingent consideration liability relates to the contingent consideration recorded in connection with the 2021 acquisition of GlowUp Digital Inc. (“GlowUp”), which represents the fair value for shares which may be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of September 30, 2024 and December 31, 2023. The fair value of such shares is remeasured each reporting date using the PLBY stock price as of each reporting date. Fair value change as a result of contingent liabilities fair value remeasurement during the three and nine months ended September 30, 2024 and 2023 was immaterial. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.

Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial issuance date), and our subsequent Series A Preferred Stock liability, valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. The fair value option was elected for Series A Preferred Stock liability, as we believe fair value best reflects the expected future economic value. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. Financial liabilities associated with our Series A Preferred Stock were classified as Level 3 due to the lack of relevant observable inputs. We recorded $6.5 million of fair value gain in nonoperating income as a result of remeasurement of the fair value of our Series A Preferred Stock during the nine months ended September 30, 2023. In May 2023, in connection with the amendment and restatement of our senior secured credit agreement, the outstanding Series A Preferred Stock was exchanged for debt (and thereby eliminated). Refer to Note 10, Debt, for further details.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the nine months ended September 30, 2024 (in thousands):

Contingent Consideration
Balance at December 31, 2023	$399
Change in fair value	(61)
Balance at September 30, 2024	$338
The decrease in the fair value of the contingent consideration for the nine months ended September 30, 2024 was primarily due to a decrease in a price per share of our common stock.
Assets and Liabilities Held for Sale and Discontinued Operations
We initially measure an asset that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. We assess the fair value of an asset less costs to sell each reporting period that it remains classified as held for sale, and report any subsequent changes as an adjustment to the carrying amount of the asset. Assets are not depreciated or amortized while they are classified as held for sale.
In the fourth quarter of 2023, we began the sale of artwork assets, but they were not fully disposed of as of December 31, 2023 and September 30, 2024, and as such continued to be classified as current assets held for sale in our condensed consolidated balance sheet as of September 30, 2024.
The assumptions used in measuring fair value of our artwork held for sale are considered Level 2 inputs, which include market prices obtained from recent auctions of similar works of art, or management’s judgment as to their salable value. There were no impairment charges on artwork held for sale recorded during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we recorded $2.4 million of impairment charges related to our artwork held for sale.
In the third quarter of 2024, we determined that our Honey Birdette business constituted a disposal group that met the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as discontinued operations for all periods presented. Honey Birdette’s assets and liabilities are classified as current assets and liabilities held for sale in the condensed consolidated balance sheets for all periods presented. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations for further details.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered Level 3 inputs, which include recent purchase offers and market comparables. There were no impairment charges recorded in relation to assets and liabilities held for sale during the three months ended September 30, 2024. The impairment charges on our assets and liabilities held for sale during the nine months ended September 30, 2024 were $2.4 million, which were attributable to our art held for sale.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, our non-financial instruments, which primarily consist of goodwill, intangible assets, including digital assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. Recognized losses related to the impairment of our digital assets during the three and nine months ended September 30, 2024 and 2023 were immaterial, and the fair value of our digital assets was immaterial as of September 30, 2024 and December 31, 2023. Fair value of digital assets held are predominantly based on Level 1 inputs.

3. Assets and Liabilities Held for Sale and Discontinued Operations
On April 4, 2023, we completed the sale of all of the membership interests of our wholly-owned subsidiary, Yandy, to an unaffiliated, private, third-party buyer (“Yandy Buyer”). The consideration paid by the Yandy Buyer for the Yandy Sale consisted of $1 million in cash and a $2 million secured promissory note (which note was then settled in the third quarter of 2023 for a cash payment to us of $1.3 million). The Yandy Sale resulted in a loss of $0.3 million before income taxes. Transaction expenses incurred in connection with the sale were immaterial. In connection with the Yandy Sale, on April 4, 2023, we entered into a sublease agreement with Yandy (under its new ownership by Yandy Buyer) for Yandy’s warehouse on substantively the same terms as the original lease. As a result, Yandy’s warehouse right-of-use assets and related lease liabilities, including leasehold improvements associated with the lease, remained on our consolidated balance sheet as of September 30, 2024 and December 31, 2023. Yandy’s operating activities met the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as discontinued operations for the nine months ended September 30, 2023.
On October 3, 2023, we entered into a Stock Purchase Agreement (the “SPA”) with LV Holding, LLC (“TLA Buyer”) for the sale of TLA. We closed the TLA Sale on November 3, 2023. Pursuant to the terms and subject to the conditions set forth in the SPA, TLA Buyer acquired from Playboy Enterprises, Inc., a wholly-owned subsidiary of PLBY Group, Inc. and the holder of all equity of TLA, all of the issued and outstanding equity interests of TLA, which held and operated the Lovers business, for approximately $13.5 million in cash (the “Purchase Price”). We also received approximately $0.8 million as part of a working capital adjustment following the closing of the TLA Sale. Approximately $2.1 million of the Purchase Price was placed into a short-term escrow account at the closing of the TLA Sale in connection with a post-closing working capital adjustment, certain possible indemnification claims payable by TLA and for certain post-closing items to be completed by TLA. As of the date of this Quarterly Report on Form 10-Q, such escrow funds had been released to us in full. The TLA Sale resulted in a gain of $7.7 million before income taxes. TLA’s operating activities met the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as discontinued operations for the nine months ended September 30, 2023.
In the fourth quarter of 2023, we began the sale of artwork assets, but they were not fully disposed of as of September 30, 2024, and as such continued to meet the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as current assets held for sale in our condensed consolidated balance sheet as of September 30, 2024. There were no impairment charges on artwork held for sale recorded during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we recorded $2.4 million of impairment charges related to our artwork held for sale.
As of September 30, 2024, we determined that our Honey Birdette business constituted a disposal group. Honey Birdette, which was previously included in the Direct-to-Consumer segment, met the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as discontinued operations for all periods presented, as the divestiture of Honey Birdette is part of our strategic shift to a capital-light business model, and its sale will have a major effect on our operations and financial results. Its assets and liabilities are classified as current assets and liabilities held for sale in the condensed consolidated balance sheets for all periods presented.

The following table summarizes the components of income (loss) from discontinued operations, net of tax in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$16,575	$26,886	$49,818	$88,694
Costs and expenses:
Cost of sales	(7,656)	(12,864)	(22,829)	(43,587)
Selling and administrative expenses	(9,041)	(14,159)	(29,079)	(54,487)
Impairments	—	—	—	(72,614)
Total operating expense	(16,697)	(27,023)	(51,908)	(170,688)
Operating income (loss)	(122)	(137)	(2,090)	(81,994)
Nonoperating income (expense):
Other income (expense), net	173	(98)	249	(46)
Total nonoperating income (expense)	173	(98)	249	(46)
Income (loss) from discontinued operations before income taxes	51	(235)	(1,841)	(82,040)
(Expense) benefit from income taxes	(8)	120	(13)	3,778
Income (loss) from discontinued operations, net of tax	$43	$(115)	$(1,854)	$(78,262)
The major classes of assets and liabilities classified as held for sale in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets
Restricted cash	$682	$524
Receivables, net of allowance for credit losses	1,188	404
Inventories, net	9,151	12,841
Prepaid expenses and other current assets	2,489	1,787
Property and equipment, net	3,858	5,554
Operating right-of-use assets	13,321	14,740
Goodwill	22,142	21,799
Other intangible assets, net	11,496	12,272
Artwork held for sale	7,325	11,692
Other noncurrent assets	222	210
Total assets held for sale	$71,874	$81,823
Liabilities
Accounts payable	$4,291	$2,661
Deferred revenues	754	3,022
Operating lease liabilities	16,449	18,217
Other current liabilities and accrued expenses	9,803	11,166
Other noncurrent liabilities	126	162
Total liabilities held for sale	$31,423	$35,228

4. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream, which arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract liabilities are classified as deferred revenue in the consolidated balance sheets as of September 30, 2024 and December 31, 2023.
The following table summarizes our contract assets and certain contract liabilities (in thousands). Such table excludes $4.8 million of accounts receivable included in assets held for sale in our consolidated balance sheets as of December 31, 2022, and $2.7 million of contract liabilities included in liabilities held for sale in our consolidated balance sheet as of December 31, 2022. The table below also excludes $1.2 million and $0.4 million of accounts receivable included in assets held for sale in our consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, and $0.8 million and $3.0 million of contract liabilities included in liabilities held for sale in our consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024	December 31, 2023	December 31, 2022
Accounts receivable	$4,298	$7,092	$13,650
Contract Balances:
Contract assets, current portion	$1,968	$1,547	$2,559
Contract assets, net of current portion	7,818	8,716	13,680
Contract liabilities, current portion	(5,551)	(6,183)	(8,061)
Contract liabilities, net of current portion	(4,788)	(4,641)	(21,406)
Contract liabilities, net	$(553)	$(561)	$(13,228)
The following tables provide a roll-forward of our netted contract assets and contract liabilities from continuing operations (in thousands):

Contract Liabilities, Net
Balance at December 31, 2023	$(561)
Revenues recognized that were included in gross contract liabilities at December 31, 2023	16,561
Contract assets reclassified to accounts receivable in the nine months ended September 30, 2024	(15,076)
Cash received in advance since prior year and remains in net contract liabilities at period-end	(1,702)
Contract modifications and terminations in 2024	225
Balance at September 30, 2024	$(553)

Contract Liabilities, Net
Balance at December 31, 2022	$(13,228)
Revenues recognized that were included in gross contract liabilities at December 31, 2022	29,033
Contract assets reclassified to accounts receivable in the nine months ended September 30, 2023	(25,078)
Cash received in advance since prior year and remained in net contract liabilities at period-end	(1,762)
Write-down of contract liabilities due to impairment of a trademark licensing agreement	11,447
Contract impairments, modifications and terminations in 2023	(6,580)
Balance at September 30, 2023	$(6,168)

Future Performance Obligations
As of September 30, 2024, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $75.6 million, of which $70.2 million related to trademark licensing and $5.4 million related to digital subscriptions and products. Unrecognized revenue of the trademark licensing revenue stream is expected to be recognized over the next seven years, of which 95% is expected to be recognized in the first five years. Unrecognized revenue of the digital subscriptions and products revenue stream is expected to be recognized over the next five years, of which 52% is expected to be recognized in the first year. Unrecognized revenues under contracts disclosed above do not include contracts for which variable consideration is determined based on the customer’s subsequent sale or usage.
Disaggregation of Revenue
The following table disaggregates revenue from continuing operations by type (in thousands):

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$7,377	$—	$—	$—	$7,377	$16,734	$—	$—	$—	$16,734
Digital subscriptions and products	—	—	3,830	—	3,830	—	—	11,113	—	11,113
TV and cable programming	—	—	1,655	—	1,655	—	—	4,975	—	4,975
Consumer products	—	—	—	2	2	—	—	—	2	2
Total revenues	$7,377	$—	$5,485	$2	$12,864	$16,734	$—	$16,088	$2	$32,824

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total	Licensing	Direct-to-Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$10,931	$—	$—	$—	$10,931	$30,913	$—	$—	$—	$30,913
Digital subscriptions and products	—	—	3,359	—	3,359	—	—	9,145	4	9,149
TV and cable programming	—	—	1,847	—	1,847	—	—	5,911	—	5,911
Consumer products	—	139	—	—	139	—	5,040	—	—	5,040
Total revenues	$10,931	$139	$5,206	$—	$16,276	$30,913	$5,040	$15,056	$4	$51,013
The following table disaggregates revenue from continuing operations by point in time versus over time (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Point in time	$1,474	$1,300	$4,355	$7,877
Over time	11,390	14,976	28,469	43,136
Total revenues	$12,864	$16,276	$32,824	$51,013

5. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands). The table excludes $9.2 million and $12.8 million of inventories, net, which is included in assets held for sale in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	September 30, 2024	December 31, 2023
Editorial and other pre-publication costs	$69	$159
Total	$69	$159

At September 30, 2024 and December 31, 2023, reserves for slow-moving and obsolete inventory amounted to $0.1 million. Reserves for slow-moving and obsolete inventory as of September 30, 2024 and December 31, 2023 excluded $4.7 million and $5.4 million of inventory reserves included in assets held for sale in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

6. Prepaid Expenses and Other Current Assets
The following table sets forth our prepaid expenses and other current assets (in thousands). The table excludes $2.5 million and $1.8 million of assets included in assets held for sale in the condensed consolidated balance sheets as of as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	September 30, 2024	December 31, 2023
Contract assets, current portion	$1,968	$1,547
Prepaid software	790	1,416
Prepaid insurance	692	858
Promissory note receivable	71	1,632
Other	851	562
Total	$4,372	$6,015

7. Property and Equipment, Net
The following table sets forth our property and equipment, net (in thousands). The table excludes $3.9 million and $5.6 million of property and equipment, net included in assets held for sale in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	September 30, 2024	December 31, 2023
Internally developed software	$7,060	$10,792
Leasehold improvements	1,961	2,092
Equipment	2,765	2,763
Furniture and fixtures	1,799	1,922
Construction in progress	198	33
Total property and equipment, gross	13,783	17,602
Less: accumulated depreciation	(12,345)	(9,642)
Total	$1,438	$7,960
The aggregate depreciation expense related to property and equipment included in loss from continuing operations was $1.0 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $3.0 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense related to property and equipment attributable to discontinued operations was $0.5 million for the three months ended September 30, 2024 and 2023, and $2.1 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.
As a result of a decrease in revenue projections for our creator digital platform on playboy.com, we recorded non-cash impairment charges related to the write-off of its internally developed software in the amount of $4.7 million as of September 30, 2024.

8. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized consisted of $145.5 million and $145.1 million of Playboy-branded trademarks and acquired trade names as of September 30, 2024 and December 31, 2023, respectively. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs that were capitalized during each of the three and nine months ended September 30, 2024 and 2023 were immaterial.
As a result of ongoing impacts to our revenue, including declines in consumer demand and discontinued operations, we recorded non-cash asset impairment charges, at the impairment date in the third quarter of 2024, related to the write-down of goodwill of $17.0 million. At the impairment date in the second quarter of 2023, we recorded non-cash asset impairment charges related to the write-down of indefinite-lived trademarks of $65.5 million, and impairment charges related to discontinued operations for the write-down of goodwill of $66.7 million and to trade names and other assets of $5.1 million.
The table below summarizes our intangible assets, net (in thousands). The table excludes $11.5 million and $12.3 million of other intangible assets, net included in assets held for sale in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	September 30, 2024	December 31, 2023
Digital assets	$5	$5
Total amortizable intangible assets, net	351	537
Total indefinite-lived intangible assets	145,460	145,087
Total	$145,816	$145,629
Impairment charges related to our digital assets, which were comprised of the cryptocurrency “Ethereum” as of September 30, 2024 and December 31, 2023, were immaterial for the three and nine months ended September 30, 2024 and 2023.
Our amortizable intangible assets are set forth in the table below (in thousands). The tables below exclude Honey Birdette’s trade names, valued at $11.5 million and $12.3 million as of September 30, 2024 and December 31, 2023, respectively, as they were included in assets held for sale in the condensed consolidated balance sheets as of such dates. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2024
Distribution agreements	15	$3,720	$(3,369)	$351
Total		$3,720	$(3,369)	$351

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2023
Distribution agreements	15	3,720	(3,183)	$537
Total		$3,720	$(3,183)	$537
The aggregate amortization expense for definite-lived intangible assets included in loss from continuing operations was $0.1 million for the three months ended September 30, 2024 and 2023. Amortization expense for definite-lived intangible assets attributable to discontinued operations was $0.3 million for the three months ended September 30, 2024 and 2023. The aggregate amortization expense for definite-lived intangible assets included in the continuing operations was $0.2 million for the nine months ended September 30, 2024 and 2023. Amortization expense for definite-lived intangible assets attributable to discontinued operations was $0.9 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, expected amortization expense relating to definite-lived intangible assets for each of the next five years and thereafter is as follows (in thousands):

Remainder of 2024	$62
2025	248
2026	41
Total	$351

Goodwill
Changes in the carrying value of goodwill for the nine months ended September 30, 2024 are set forth in the tables below (in thousands). The table below excludes $22.1 million and $21.8 million of goodwill included in assets held for sale in our consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

	Gross Goodwill	Impairments	Net Goodwill
Balance at December 31, 2023	$33,100	$—	$33,100
Impairments	—	(17,016)	(17,016)
Balance at September 30, 2024	$33,100	$(17,016)	$16,084
Changes in the recorded carrying value of goodwill for the nine months ended September 30, 2024 by reportable segment were as follows:

	Licensing	Digital Subscriptions and Content
Balance at December 31, 2023	$—	$33,100
Impairments	—	(17,016)
Balance at September 30, 2024	$—	$16,084

9. Other Current Liabilities and Accrued Expenses
The following table sets forth our other current liabilities and accrued expenses (in thousands). The table excludes $9.8 million and $11.2 million of other current liabilities and accrued expenses included in assets held for sale in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	September 30, 2024	December 31, 2023
Taxes	$3,417	$4,925
Accrued creator fees	1,967	2,113
Accrued interest	1,110	3,040
Accrued professional fees	1,084	650
Accrued salaries, wages and employee benefits	84	2,659
Other	3,134	3,414
Total	$10,796	$16,801

10. Debt
The following table sets forth our debt (in thousands):

	September 30, 2024	December 31, 2023
Term loan, due 2027	$209,544	$209,772
Plus: capitalized payment-in-kind interest	8,132	1,848
Total debt	217,676	211,620
Less: unamortized debt issuance costs	(498)	(582)
Less: unamortized debt discount	(17,169)	(20,619)
Total debt, net of unamortized debt issuance costs and debt discount	200,009	190,419
Less: current portion of long-term debt	(304)	(304)
Total debt, net of current portion	$199,705	$190,115
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
The stated interest rate of Tranche A and Tranche B term loans as of September 30, 2024 was 11.46% and 9.46%, respectively. The stated interest rate of Tranche A and Tranche B term loans as of December 31, 2023 was 11.41% and 9.41%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of September 30, 2024 was 12.08% and 13.32%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2023 was 12.03% and 13.27%, respectively. The difference between the stated interest rate and effective interest rate for Tranche B as of September 30, 2024 and December 31, 2023 is driven primarily by the amortization of $21.3 million of debt discount which is included in the calculation of the effective interest rate.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of September 30, 2024 and December 31, 2023.
The following table sets forth maturities of the principal amount of our A&R Term Loans as of September 30, 2024 (in thousands):

Remainder of 2024	$76
2025	304
2026	304
2027	216,992
Total	$217,676

11. Stockholders’ Equity
Common Stock
Common stock reserved for future issuance consisted of the following:

	September 30, 2024	December 31, 2023
Shares available for grant under equity incentive plans	1,088,279	739,178
Options issued and outstanding under equity incentive plans	1,997,466	2,291,328
Unvested restricted stock units	4,014,625	3,214,910
Vested equity awards not yet settled	—	14,994
Unvested performance-based restricted stock units	389,827	707,655
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	7,739,313	7,217,181

12. Stock-Based Compensation
As of September 30, 2024, 10,737,065 shares of our common stock had been authorized for issuance under our 2021 Equity and Incentive Compensation Plan (the “2021 Plan”) and 6,287,687 shares of our common stock were originally reserved for issuance under our 2018 Equity Incentive Plan.

Stock Options
A summary of the stock option activity under our equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2023	2,291,328	$2.49	6.4	$311
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, expired and cancelled	(293,862)	5.05	—	—
Balance – September 30, 2024	1,997,466	$2.12	6.6	$90
Exercisable – September 30, 2024	1,540,180	$2.55	5.8	$45
Vested and expected to vest as of September 30, 2024	1,997,466	$2.12	6.6	$90
There were no options granted during the three or nine months ended September 30, 2024 or 2023. There were no options forfeited, expired or cancelled during the three months ended September 30, 2024.
Restricted Stock Units
A summary of restricted stock unit activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2023	3,214,910	$2.91
Granted	2,654,490	0.83
Vested	(1,772,680)	3.02
Forfeited	(82,095)	2.38
Unvested and outstanding balance at September 30, 2024	4,014,625	$1.50
The total fair value of restricted stock units that vested during the three months ended September 30, 2024 and 2023 was approximately $0.1 million and $0.2 million, respectively. The total fair value of restricted stock units that vested during the nine months ended September 30, 2024 and 2023 was approximately $1.5 million and $1.8 million, respectively.
Performance Stock Units

A summary of performance-based restricted stock unit (“PSU”) activity under our 2021 Plan is as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2023	707,655	$10.8
Granted	—	—
Vested (1)	(317,828)	16.93
Forfeited	—	—
Unvested and outstanding balance at September 30, 2024	389,827	$5.80
(1) Relates to PSUs that were modified in the fourth quarter of 2023 to change the unvested shares underlying the original awards to time-based vesting.

There were no PSUs that vested during the three months ended September 30, 2024. The total fair value of PSUs that vested during the nine months ended September 30, 2024 was approximately $0.2 million. There were no PSUs that vested during the three and nine months ended September 30, 2023.
Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales (1)	$9	$643	$642	$190
Selling and administrative expenses (2)	1,493	(103)	4,699	8,720
Total	$1,502	$540	$5,341	$8,910
(1)    Cost of sales for the three and nine months ended September 30, 2023 includes a net reversal of $1.0 million of stock-based compensation expense associated with equity awards granted to an independent contractor for services pursuant to the terms of a license, services and collaboration agreement. The contract with such independent contractor expired in the fourth quarter of 2023, and there was no related stock-based compensation expense recorded for the three and nine months ended September 30, 2024.
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

The expense presented in the table above is net of capitalized stock-based compensation relating to software development costs of $0.8 million and $2.0 million during the three and nine months ended September 30, 2023, respectively. There was no capitalized stock-based compensation relating to software development costs during the three and nine months ended September 30, 2024, as stock-based compensation relating to software development costs eligible to be capitalized during the three and nine months ended September 30, 2024 was immaterial.
At September 30, 2024, unrecognized compensation cost related to unvested stock options was $0.4 million and is expected to be recognized over the remaining weighted-average service period of 0.75 years. At September 30, 2024, total unrecognized compensation cost related to unvested PSUs and restricted stock units was $4.9 million and is expected to be recognized over the remaining weighted-average service period of 0.96 years.

13. Commitments and Contingencies
Leases
As of September 30, 2024 and December 31, 2023, the weighted-average remaining term of our operating leases from continuing operations was 3.6 years and 4.3 years, respectively, and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 4.3% and 4.2%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities attributable to continuing operations were $1.0 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $2.9 million and $3.2 million for the nine months ended September 30, 2024 and 2023, respectively. There were no right-of-use assets obtained in exchange for new operating lease liabilities attributable to continuing operations during the three or nine months ended September 30, 2024 or 2023. Right-of-use assets obtained in exchange for new operating lease liabilities attributable to discontinued operations were $1.5 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $2.1 million and $5.3 million for the nine months ended September 30, 2024 and 2023, respectively.
In conjunction with the Yandy Sale in the second quarter of 2023, we entered into a sublease agreement with the Yandy Buyer in relation to its warehouse and office space for the remaining term of the lease, which expires in 2031.

Net lease cost recognized in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$736	$829	$2,353	$2,484
Variable lease cost	123	97	235	214
Short-term lease cost	41	85	111	421
Sublease income	(199)	(202)	(653)	(467)
Total	$701	$809	$2,046	$2,652
Maturities of our operating lease liabilities as of September 30, 2024 were as follows (in thousands):

Remainder of 2024	$893
2025	3,588
2026	3,666
2027	2,359
2028	432
Thereafter	1,096
Total undiscounted lease payments	12,034
Less: imputed interest	(1,208)
Total operating lease liabilities	$10,826

Operating lease liabilities, current portion	$3,177
Operating lease liabilities, noncurrent portion	$7,649
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

On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. The court heard PEII’s motion for summary judgment on June 6, 2023, and dismissed six out of 10 of AVS’ causes of action. AVS’ contract-related claims remain to be determined at trial, which is set for September 2025. In addition, PEII filed a new, related complaint against Sunrise Brands based on their participation in AVS’s misconduct, as well as their own direct misconduct. Sunrise Brands has submitted an answer to that complaint. The parties in the AVS and Sunrise Brand cases are currently engaged in discovery, and both cases been related together by the court and will be tried together, for both pretrial and trial purposes. We believe AVS’ remaining claims and allegations are without merit, and we will defend this matter vigorously.
New Handong Arbitration
On February 8, 2024, PEII and certain of its subsidiaries initiated arbitration in the Hong Kong International Arbitration Centre (the “Arbitration”) against PEII’s terminated China licensee, New Handong Investment (Guangdong) Co., Ltd. (“New Handong”). In October 2023, PEII’s subsidiary terminated its license agreement with New Handong due to ongoing, uncured material breaches by New Handong. PEII and certain of its subsidiaries are seeking damages, including the payment of outstanding guaranteed minimum royalties, the payment of all guaranteed minimum royalties for the remainder of the term of the agreement, and other contractual damages for a variety of breaches. Such breaches include unauthorized sales of products, underpayment of earned royalties, failure to use approved trademarks and affix official holograms to all products, and the use of unapproved sublicensees. PEII and certain of its subsidiaries are also seeking a declaration that the termination of the agreement was lawful and valid and the issuance of a legal order to require New Handong to refrain from any further manufacture, sale, distribution or other use of any Playboy intellectual property or products. While PEII believes it has strong claims against New Handong, and that the facts of the matter support those claims, even in the event PEII were to obtain all the relief it seeks from the Arbitration, PEII can provide no assurance or guarantee that it will be able to enforce the results of the Arbitration against New Handong or recover any or all monetary awards from New Handong.
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

14. Severance Costs
We incurred severance costs during 2023 due to the reduction of headcount, as we shift our business to a more capital-light business model. Severance costs are recorded in selling and administrative expenses in the condensed consolidated statements of operations, with an immaterial amount recorded in cost of sales, and in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets. Severance costs were immaterial during the three and nine months ended September 30, 2024. Severance costs from discontinued operations were immaterial during the three and nine months ended September 30, 2024 and 2023.

Severance costs in our condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Direct-to-Consumer	$6	$1,123
Licensing	—	53
Digital Subscriptions and Content	308	347
Corporate	—	1,221
Total	$314	$2,744
The following is a reconciliation of the beginning and ending severance costs balances recorded in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2023	$1,184
Costs incurred and charged to expense	283
Costs paid or otherwise settled	(1,386)
Balance at September 30, 2024	$81

15. Income Taxes
The effective tax rate for the three months ended September 30, 2024 and 2023 was (1.8)% and 11.6%, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was (3.6)% and 7.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2024 differed from the U.S. statutory federal income tax rate of 21% primarily due to impairment charges on artwork held for sale, foreign withholding taxes and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three and nine months ended September 30, 2023 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes, the limitations of Section 162(m) of the Internal Revenue Code, stock compensation shortfall deductions, the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles and the impairment of intangible assets.

During the second quarter of 2024, the Company decided to revoke its permanent reinvestment assertion on certain foreign jurisdictions and repatriated total earnings from foreign subsidiaries of $1.1 million and $3.8 million to the United States for the three and nine months ended September 30, 2024, respectively. Due to the Company’s overall losses incurred and the dividends received deduction in the United States, such repatriation did not have any material impact on the Company’s tax provision for the quarter ended September 30, 2024.

16. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options issued and outstanding under equity incentive plans	1,997,466	2,389,361	1,997,466	2,389,361
Unvested restricted stock units	4,014,625	922,808	4,014,625	922,808
Unvested performance-based restricted stock units	389,827	808,191	389,827	808,191
Total	6,401,918	4,120,360	6,401,918	4,120,360

17. Segments
As of September 30, 2024, we had three reportable segments: Licensing, Digital Subscriptions and Content and Direct-to-Consumer. The Licensing segment derives revenue from trademark licenses for third-party consumer products and online and location-based entertainment businesses. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, and sales of creator content offerings and memberships to consumers through the Playboy Club on playboy.com. The Direct-to-Consumer segment in prior year comparative periods is comprised of playboy.com e-commerce business, which in the third quarter of 2023 fully transitioned from an owned-and-operated model to a licensing model. The Honey Birdette direct-to consumer business, which derives revenue from sales of consumer products sold online and at Honey Birdette brick-and-mortar stores, met the criteria for discontinued operations classification as of September 30, 2024 (refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations). Therefore, there are no Direct-to-Consumer segment results presented for the three and nine months ended September 30, 2024.
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
The following table sets forth financial information by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Licensing	$7,377	$10,931	$16,734	$30,913
Digital Subscriptions and Content	5,485	5,206	16,088	15,056
Direct-to-Consumer	—	139	—	5,040
All Other	2	—	2	4
Total	$12,864	$16,276	$32,824	$51,013
Operating (loss) income:
Licensing	$2,715	$9,346	$9,055	$(52,218)
Digital Subscriptions and Content	(23,031)	(1,174)	(25,348)	(781)
Direct-to-Consumer	—	(162)	—	(9,317)
Corporate	(7,820)	(9,597)	(28,004)	(39,391)
All Other	(6)	—	3	(12)
Total	$(28,142)	$(1,587)	$(44,294)	$(101,719)
Geographic Information
Revenue by geography is based on where the customer is located. The following table sets forth revenue from continuing operations by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
United States	$7,660	$7,770	$22,174	$23,048
China	3,303	6,544	7,773	20,967
Other	1,901	1,962	2,877	6,998
Total	$12,864	$16,276	$32,824	$51,013

18. Subsequent Events

On November 5, 2024, we issued 14,900,000 unregistered shares of our common stock in a private placement to a third-party investor, at a price of $1.50 per share, for total proceeds of $22.35 million. We intend to use such proceeds for general corporate purposes.

On November 11, 2024, we entered into Amendment No. 3 to the A&R Credit Agreement (the “A&R Third Amendment”),

The A&R Third Amendment provides for, among other things:

•Reducing the outstanding aggregate term loan amounts under the facility from approximately $217.7 million to approximately $152.4 million in exchange for $28 million of Series B Convertible Preferred Stock (the “Series B”), to be issued pursuant to an Exchange Agreement, dated November 11, 2024 (the “Exchange Agreement”), between the Company and the lenders party to the A&R Third Amendment (the “Lenders”);

•Resetting the interest rate margin for both Tranche A term loans and Tranche B term loans to the same rate of SOFR, plus a 0.10% credit spread adjustment, plus 6.25% (with corresponding changes necessary so that all but 1.00% of the interest rate margin can be paid in-kind); and

•Applying amortization of 1% per year to all loans, which is to be paid quarterly starting in the fourth quarter of 2025.

The other terms of the A&R Credit Agreement prior to the A&R Third Amendment will remain substantially unchanged, and the new terms will go into effect upon the closing of the Exchange Agreement and the issuance of the Series B, which is expected to occur on November 13, 2024. The Series B will be established pursuant to the filing of a Certificate of Designation with the state of Delaware, which certificate will set forth the terms of the Series B. Upon the filing of such certificate, we will issue to the Lenders an aggregate of 28,000.00001 shares of Series B, valued at $28 million. The Series B includes a 12% annual dividend rate, which will commence accruing in six months, which will be payable in cash or in-kind, solely at PLBY Group’s discretion. PLBY Group has the right to redeem for cash (at any time) or convert the convertible preferred stock at any time, provided that the five-day volume-weighted average price of PLBY Group’s common stock is $1.50 or above, with a conversion price floor of $1.50 and a cap of $4.50.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors”, “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. As used herein, “we”, “us”, “our”, the “Company”, and “PLBY” refer to PLBY Group, Inc. and its subsidiaries.
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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting us will be those that we anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (2) the risk that the Company’s completed or proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from any transactions; (3) the ability to recognize the anticipated benefits of corporate transactions, commercial collaborations, commercialization of digital assets, cost reduction initiatives and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the Company’s ability to retain its key employees; (4) costs related to being a public company, corporate transactions, commercial collaborations and proposed transactions; (5) changes in applicable laws or regulations; (6) the possibility that the Company may be adversely affected by global hostilities, supply chain delays, inflation, interest rates, foreign currency exchange rates or other economic, business, and/or competitive factors; (7) risks relating to the uncertainty of the projected financial information of the Company, including changes in the Company’s estimates of cash flows and the fair value of certain of its intangible assets, including goodwill; (8) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; (9) changing demand or shopping patterns for the Company’s products and services; (10) failure of licensees, suppliers or other third-parties to fulfill their obligations to the Company; (11) the Company’s ability to comply with the terms of its indebtedness and other obligations; (12) changes in financing markets or the inability of the Company to obtain financing on attractive terms; and (13) other risks in this Quarterly Report on Form 10-Q, including those under “Part II—Item 1A. Risk Factors”, and in “Part I—Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

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

Business Overview
We are a global consumer lifestyle company marketing our brands through a wide range of licensing initiatives, digital subscriptions and content, online and location-based entertainment businesses and direct-to-consumer products. We reach consumers worldwide with products across four key market categories: Style and Apparel, including a variety of apparel and accessories products; Digital Entertainment and Lifestyle, including our creator platform, web and television-based entertainment, and our spirits and hospitality products; Sexual Wellness, including lingerie and intimacy products; and Beauty and Grooming, including fragrance, skincare, grooming and cosmetics.
We have three reportable segments: Licensing, Digital Subscriptions and Content, and Direct-to-Consumer. The Licensing segment derives revenue from trademark licenses for third-party consumer products, and online and location-based entertainment businesses. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming, which is distributed through various channels, including websites and domestic and international television, and sales of creator content offerings and memberships to consumers at the Playboy Club on playboy.com. The Direct-to-Consumer segment in prior year comparative periods is comprised of playboy.com e-commerce business, which in the third quarter of 2023 fully transitioned from an owned-and-operated model to a licensing model in the third quarter of 2023. As a result of such transition, the Yandy Sale, the TLA Sale, and the operating activities of Honey Birdette being classified as discontinued operations, there is no Direct-to-Consumer segment results presented for the three and nine months ended September 30, 2024.

Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and referenced in the section of this Quarterly Report on Form 10-Q titled “Risk Factors”.
Pursuing a More Capital-Light Business Model
We continue to pursue a commercial strategy that relies on a more capital-light business model focused on revenue streams with higher margin, lower working capital requirements and higher growth potential. We are doing this by leveraging our flagship Playboy brand to scale our digital content businesses and attract best-in-class strategic partners. We are focused on our two key growth pillars: first, investing in the Playboy digital platform as we return to our roots as a place to see and be seen for creators and up and coming cultural influencers; and second, strategically expanding our licensing business in key categories and territories. We will continue to use our licensing business as a marketing tool and brand builder, in particular through our high-end designer collaborations and our large-scale strategic partnerships.
China Licensing Revenues

Our licensing revenues from China (including Hong Kong) as a percentage of our total revenues from continuing operations were 26% and 40% for the three months ended September 30, 2024 and 2023, respectively, and 24% and 41% for the nine months ended September 30, 2024 and 2023, respectively. At the end of the first quarter of 2023, we entered into a joint venture (the “China JV”) with Charactopia Licensing Limited, the brand management unit of Fung Group. The China JV owns and operates the Playboy consumer products business in mainland China, Hong Kong and Macau. In 2023, due to challenging economic conditions in China, collections from certain of our Chinese licensees slowed significantly, and we had to renegotiate terms of, or terminate, certain licenses. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets. Nonetheless, we continue to work with our China JV partner to re-invigorate our China-market Playboy direct-to-consumer and licensing businesses, by building on Playboy’s current roster of licensees and online storefronts and developing additional revenue through expanding into new product categories with new licensees.

Impairments

Our indefinite-lived intangible assets, including trademarks and goodwill, that are not amortized, and the carrying amounts of our long-lived assets, including property and equipment, stores, acquired intangible assets and right-of-use operating lease assets, may continue to be subject to impairment testing and impairments which reduce their value on our balance sheet. We periodically review for impairments whenever events or changes in our circumstances indicate that such assessment would be appropriate. We experienced further declines in revenue and profitability during the three months ended September 30, 2024, which caused us to test the recoverability of our indefinite-lived and long-lived assets and resulted in the impairments set forth in our condensed consolidated financial statements. If we continue to experience declines in revenue or profitability, which could occur upon further declines in consumer demand or additional discontinued operations, we may record further non-cash asset impairment charges as of the applicable impairment testing date.

Seasonality of Our Revenues

While we receive revenue throughout the year, our licensing business has experienced, and may continue to experience, seasonality. Historical seasonality of revenues may be subject to change as increasing pressure from competition and economic conditions impact our licensees and consumers. The further transition of our business to a capital-light business model may further impact the seasonality of our business in the future.

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
We generate revenue from sales of trademark licenses for third-party consumer products and online and location-based entertainment businesses, and sales of creator content offerings and memberships to consumers on our creator-led platform on playboy.com, in addition to subscriptions to our programming, which is distributed through various channels, including websites and domestic and international television.
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
Cost of Sales
Cost of sales primarily consist of agency fees, website expenses, digital platform expenses, marketplace traffic acquisition costs, credit card processing fees, personnel and affiliate costs, including stock-based compensation and costs associated with branding events.

Selling and Administrative Expenses
Selling and administrative expenses primarily consist of corporate occupancy costs, personnel costs, including stock-based compensation, and contractor fees for accounting/finance, legal, human resources, information technology and other administrative functions, general marketing and promotional activities and insurance.
Impairments
Impairments consist of the impairments of our artwork held for sale, internally developed software, certain licensing contracts, right-of-use assets, Playboy-branded trademarks, trade names and goodwill.
Other Operating (Expense) Income, Net
Other operating (expense) income, net consists primarily of gains recognized from the sale of crypto assets and other miscellaneous items.
Nonoperating (Expense) Income
Interest Expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs and debt discount.
Gain on Extinguishment of Debt
In the first quarter of 2023, we recorded a loss on partial extinguishment of debt in the amount of $1.8 million related to the write-off of unamortized debt discount and deferred financing costs as a result of $45 million in prepayments of our senior debt pursuant to the third and fourth amendments of our 2021 Credit Agreement in February 2023. In the second quarter of 2023, we recorded a gain on partial extinguishment of debt in amount of $8.0 million upon the amendment and restatement of the 2021 Credit Agreement (as such term is defined in Note 10, Debt within the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q; refer to Note 10, Debt and “Liquidity and Capital Resources” for additional details).
Fair Value Remeasurement Gain
Fair value remeasurement gain consists of changes to the fair value of mandatorily redeemable preferred stock liability related to its remeasurement.
Other Income, Net
Other income, net consists primarily of other miscellaneous nonoperating items, such as foreign exchange gains or losses, bank charges as well as non-recurring transaction fees.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenues	$12,864	$16,276	$(3,412)	(21)%
Costs and expenses:
Cost of sales	(3,820)	(1,282)	(2,538)	198%
Selling and administrative expenses	(15,479)	(15,471)	(8)	—%
Impairments	(21,707)	(392)	(21,315)	over 200%
Other operating expense, net	—	(718)	718	(100)%
Total operating expense	(41,006)	(17,863)	(23,143)	130%
Operating loss	(28,142)	(1,587)	(26,555)	over 200%
Nonoperating (expense) income:
Interest expense	(6,686)	(6,620)	(66)	1%
Other income, net	1,616	228	1,388	over 200%
Total nonoperating expense	(5,070)	(6,392)	1,322	(21)%
Loss from continuing operations before income taxes	(33,212)	(7,979)	(25,233)	over 200%
(Expense) benefit from income taxes	(586)	929	(1,515)	(163)%
Net loss from continuing operations	(33,798)	(7,050)	(26,748)	over 200%
Income (loss) from discontinued operations, net of tax	43	(115)	158	(137)%
Net loss	(33,755)	(7,165)	(26,590)	over 200%
Net loss attributable to PLBY Group, Inc.	$(33,755)	$(7,165)	$(26,590)	over 200%
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2024	2023
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(30)	(8)
Selling and administrative expenses	(120)	(95)
Impairments	(169)	(2)
Other operating expense, net	—	(4)
Total operating expense	(319)	(109)
Operating loss	(219)	(9)
Nonoperating (expense) income:
Interest expense	(52)	(41)
Other income, net	13	1
Total nonoperating expense	(39)	(40)
Loss from continuing operations before income taxes	(258)	(49)
(Expense) benefit from income taxes	(5)	6
Net loss from continuing operations	(263)	(43)
Income (loss) from discontinued operations, net of tax	—	(1)
Net loss	(263)	(44)
Net loss attributable to PLBY Group, Inc.	(263)%	(44)%

Net Revenues
The decrease in net revenues for the three months ended September 30, 2024, as compared to the prior year comparative period, was primarily due to lower licensing revenue of $3.6 million, largely driven by the termination of certain Chinese licensing agreements in 2023, partly offset by $0.3 million of higher revenue from our creator platform.
Cost of Sales
The increase in cost of sales for the three months ended September 30, 2024, as compared to the prior year comparative period, was primarily due to a $4.0 million increase in licensing commissions, primarily due to a nonrecurring reversal of commission accrual in the prior year related to the termination of certain Chinese licensing agreements, which was partly offset by $0.1 million less of licensing product costs, primarily due to the termination of Playboy’s e-commerce licensing agreement in the second quarter of 2024 and a $0.5 million decrease in payment processing and agency fees related to our creator platform.
Selling and Administrative Expenses
The increase in selling and administrative expenses for the three months ended September 30, 2024, as compared to the prior year comparative period, was primarily due to a $1.6 million increase in stock-based compensation expense and a $0.2 million increase in marketing spend, partly offset by lower audit, legal and consulting fees of $0.7 million, a $0.5 million decrease in China JV expenses due to cost cuts, a $0.3 million decline in payroll expenses due to headcount reductions, a $0.3 million reduction in severance expense, and a $0.1 million decrease in insurance expense due to the renegotiation of our insurance policies.
Impairments
The increase in impairments for the three months ended September 30, 2024, as compared to the prior year comparative period, was related to the write-off of our internally developed software of $4.7 million and the write-down of goodwill of $17.0 million, offset by $0.4 million of impairment charges on a certain licensing contract recorded in the prior year comparative period.
Other Operating Expense, Net
The decrease in other operating expense, net was due to the loss from settlement of a promissory note in the prior year comparative period.
Nonoperating (Expense) Income
Interest Expense
The increase in interest expense for the three months ended September 30, 2024, as compared to the prior year comparative period, was primarily due to the higher interest rate on our senior secured debt during the three months ended September 30, 2024, compared to the prior year comparative period, as a result of the amendment and restatement of our senior secured debt in May 2023 and the A&R First Amendment in November 2023.
Other Income, Net
The increase in other income, net for the three months ended September 30, 2024, as compared to the prior year comparative period, was primarily due to foreign exchange adjustment in relation to certain of our Chinese licenses denominated in foreign currency.
(Expense) Benefit from Income Taxes
The change from benefit from income taxes to expense for the three months ended September 30, 2024, as compared to the prior year comparative period, was primarily driven by the change in valuation allowance due to the reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenues	$32,824	$51,013	$(18,189)	(36)%
Costs and expenses:
Cost of sales	(9,171)	(14,174)	5,003	(35)%
Selling and administrative expenses	(43,243)	(64,071)	20,828	(33)%
Impairments	(24,722)	(74,018)	49,296	(67)%
Other operating income (expense), net	18	(469)	487	(104)%
Total operating expense	(77,118)	(152,732)	75,614	(50)%
Operating loss	(44,294)	(101,719)	57,425	(56)%
Nonoperating (expense) income:
Interest expense	(19,681)	(17,586)	(2,095)	12%
Gain on extinguishment of debt	—	6,133	(6,133)	(100)%
Fair value remeasurement gain	—	6,505	(6,505)	(100)%
Other income, net	1,225	477	748	157%
Total nonoperating expense	(18,456)	(4,471)	(13,985)	over 200%
Loss from continuing operations before income taxes	(62,750)	(106,190)	43,440	(41)%
(Expense) benefit from income taxes	(2,250)	7,792	(10,042)	(129)%
Net loss from continuing operations	(65,000)	(98,398)	33,398	(34)%
Loss from discontinued operations, net of tax	(1,854)	(78,262)	76,408	(98)%
Net loss	(66,854)	(176,660)	109,806	(62)%
Net loss attributable to PLBY Group, Inc.	$(66,854)	$(176,660)	$109,806	(62)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(28)	(28)
Selling and administrative expenses	(132)	(126)
Impairments	(75)	(145)
Other operating income (expense), net	—	(1)
Total operating expense	(235)	(300)
Operating loss	(135)	(200)
Nonoperating (expense) income:
Interest expense	(60)	(34)
Gain on extinguishment of debt	—	12
Fair value remeasurement gain	—	13
Other income, net	4	1
Total nonoperating expense	(56)	(8)
Loss from continuing operations before income taxes	(191)	(208)
(Expense) benefit from income taxes	(7)	15
Net loss from continuing operations	(198)	(193)
Loss from discontinued operations, net of tax	(6)	(153)
Net loss	(204)	(346)
Net loss attributable to PLBY Group, Inc.	(204)%	(346)%
Net Revenues
The decrease in net revenues for the nine months ended September 30, 2024, as compared to the prior year comparative period, was primarily due to lower licensing revenue of $14.2 million, largely driven by the termination of certain Chinese licensing agreements in 2023, lower direct-to-consumer revenue as a result of $5.0 million less revenue from Playboy’s e-commerce site, as it changed from our ownership and operation to a licensed business model in the third quarter of 2023, partly offset by $1.7 million of higher revenue from our creator platform.
Cost of Sales
The decrease in cost of sales for the nine months ended September 30, 2024, as compared to the prior year comparative period, was primarily due to inventory reserve charges of $3.7 million related to Playboy’s e-commerce site recognized in the prior year comparative period, a $3.4 million decrease in direct-to-consumer product costs from Playboy’s e-commerce site, as it changed from our ownership and operation to a licensed business model in the third quarter of 2023, $1.1 million less of licensing product costs due to the termination of Playboy’s e-commerce licensing agreement in the second quarter of 2024, a $0.5 million decrease in payment processing and agency fees related to our creator platform, and $1.3 million less of digital subscriptions product costs, which were partly offset by $5.5 million of higher licensing commissions, primarily due to a partial reversal of commission accrual in the prior year comparative period related to the termination of certain Chinese licensing agreements.
Selling and Administrative Expenses
The decrease in selling and administrative expenses for the nine months ended September 30, 2024, as compared to the prior year comparative period, was primarily due to a $4.0 million decrease in stock-based compensation expense, lower technology costs of $1.0 million, primarily due to a restructuring charge taken on direct-to-consumer cloud-based software attributable to continuing operations in 2023, a $3.2 million decline in payroll expense due to headcount reductions, a $1.9 million reduction in severance expense, a $2.7 million decrease in China JV expense due to cost cuts and non-recurring transaction expenses in 2023, lower audit, legal and consulting fees of $3.8 million, a $1.4 million decrease in marketing spend, and a $2.0 million decrease in insurance expense due to the renegotiation of our insurance policies.

Impairments
The decrease in impairments for the nine months ended September 30, 2024, as compared to the prior year comparative period, was primarily due to $65.5 million of impairment charges on Playboy-branded trademarks as well as $8.5 million of impairment charges on a certain licensing contract recorded in the prior year comparative period, partly offset by impairment charges of $17.0 million on our goodwill in the third quarter of 2024, impairment charges of $4.7 million related to our internally developed software in the third quarter of 2024, $2.4 million of impairment charges on our artwork held for sale in the first quarter of 2024 and $0.6 million of impairment charges on our corporate leases in the second quarter of 2024.
Other Operating Income (Expense) Income, Net
The decrease in other operating income (expense), net was due to the $0.7 million loss from settlement of a promissory note, partly offset by a $0.2 million gain on sale of our crypto assets in the prior year comparative period.
Nonoperating (Expense) Income
Interest Expense
The increase in interest expense for the nine months ended September 30, 2024, as compared to the prior year comparative period, was primarily due to the higher interest rate on our senior secured debt during the nine months ended September 30, 2024, compared to the prior year comparative period, as a result of the amendment and restatement of our senior secured debt in May 2023 and the A&R First Amendment in November 2023.
Gain on Extinguishment of Debt
Gain on extinguishment of debt for the nine months ended September 30, 2023 represented a $6.1 million gain due to the partial extinguishment of debt upon the amendment and restatement of our senior secured credit agreement in the second quarter of 2023, net of a $1.8 million loss recorded in the first quarter of 2023 due to the partial extinguishment of debt related to $45 million of prepayments of our senior debt.
Fair Value Remeasurement Gain
Fair value remeasurement gain for the nine months ended September 30, 2023 represented the remeasurement of our mandatorily redeemable preferred stock liability to its fair value during the period, which was exchanged (and thereby eliminated) in connection with the A&R Credit Agreement in the second quarter of 2023.
Other Income, Net
The increase in other income, net for the nine months ended September 30, 2024, as compared to the prior year comparative period, was primarily due to foreign exchange adjustment in relation to certain of our Chinese licenses denominated in foreign currency.
(Expense) Benefit from Income Taxes
The change from benefit to expense from income taxes for the nine months ended September 30, 2024, as compared to the prior year comparative period, was primarily driven by the change in valuation allowance due to a reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the nine months ended September 30, 2024.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(33,755)	$(7,165)	$(66,854)	$(176,660)
Adjusted for:
(Income) loss from discontinued operations, net of tax	(43)	115	1,854	78,262
Net loss from continuing operations	(33,798)	(7,050)	(65,000)	(98,398)
Adjusted for:
Interest expense	6,686	6,620	19,681	17,586
Gain on extinguishment of debt	—	—	—	(6,133)
Expense (benefit) from income taxes	586	(929)	2,250	(7,792)
Depreciation and amortization	1,042	946	3,182	2,585
EBITDA	(25,484)	(413)	(39,887)	(92,152)
Adjusted for:
Stock-based compensation	1,502	540	5,341	8,910
Impairments	21,707	392	24,722	74,018
Inventory reserve charges	—	—	—	3,637
Mandatorily redeemable preferred stock fair value remeasurement	—	—	—	(6,505)
Write-down of capitalized software	—	—	—	268
Adjustments	511	1,312	1,160	5,030
Adjusted EBITDA	$(1,764)	$1,831	$(8,664)	$(6,794)

•Impairments for the three months ended September 30, 2024 related primarily to impairments of our internally developed software and goodwill related to our Digital Subscriptions and Content business.
•Impairments for the nine months ended September 30, 2024 related to impairment charges on our artwork held for sale, corporate leases and assets related to our Digital Subscriptions and Content business.
•Impairments for the three and nine months ended September 30, 2023 related primarily to the impairments of intangible assets, including goodwill and impairments on certain of our licensing contracts.
•Inventory reserve charges for the nine months ended September 30, 2023 related to non-cash inventory reserve charges, excluding certain ordinary inventory reserve items, recorded in the first quarter of 2023 to reflect the restructuring of the Playboy Direct-to-Consumer business.
•Mandatorily redeemable preferred stock fair value remeasurement for the three and nine months ended September 30, 2023 related to the fair value remeasurement, non-cash fair value gain of the liability for such preferred stock.
•Write-down of capitalized software for the nine months ended September 30, 2023 related to a restructuring charge taken on direct-to-consumer cloud-based software in the first quarter of 2023, excluding costs related to discontinued operations.
•Adjustments for the three and nine months ended September 30, 2024 are primarily related to non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for the acquisition of GlowUp that remained unsettled as of September 30, 2024, loss on the sale of artwork, consulting, advisory and other costs relating to corporate transactions and other strategic opportunities as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.
•Adjustments for the three and nine months ended September 30, 2023 are related to non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for the acquisition of GlowUp that remained unsettled as of September 30, 2023, consulting, advisory and other costs relating to corporate transactions and other strategic opportunities, as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.

Segments
Our Chief Executive Officer is our Chief Operating Decision Maker. Our segment disclosure is based on our intention to provide the users of our condensed consolidated financial statements with a view of the business from our perspective. We operate our business in three primary operating and reportable segments: Licensing, Digital Subscriptions and Content and Direct-to-Consumer. Our Licensing segment includes the licensing of one or more of our trademarks, our Playboy retail platform operations effective July 2023, and/or images for consumer products and online and location-based entertainment businesses. Our Digital Subscriptions and Content segment includes the production, marketing and sales of programming under the Playboy brand name, which is distributed through various channels, including domestic and international television, and sales of creator content offerings and memberships to consumers through the Playboy Club on playboy.com. Effective as of the third quarter of 2024, our Direct-to-Consumer segment constituted discontinued operations. The Direct-to-Consumer segment in prior year comparative periods is comprised of playboy.com e-commerce business, which in the third quarter of 2023 fully transitioned from an owned-and-operated model to a licensing model in the third quarter of 2023. The Honey Birdette direct-to consumer business, which derives revenue from sales of consumer products sold online and at Honey Birdette brick-and-mortar stores, met the criteria for discontinued operations classification as of September 30, 2024 (refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations). Therefore, while the Direct-to-Consumer segment is listed in the table below, its results are excluded from the table below and classified as discontinued operations in our condensed consolidated statements of operations for all periods presented.

Comparison of the Three Months Ended September 30, 2024 and 2023
The following are our results of financial performance from continuing operations by segment for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenues:
Licensing	$7,377	$10,931	$(3,554)	(33)%
Digital Subscriptions and Content	5,485	5,206	279	5%
Direct-to-Consumer	—	139	(139)	(100)%
All Other	2	—	2	100%
Total	$12,864	$16,276	$(3,412)	(21)%
Operating income (loss):
Licensing	$2,715	$9,346	$(6,631)	(71)%
Digital Subscriptions and Content	(23,031)	(1,174)	(21,857)	over 150%
Direct-to-Consumer	—	(162)	162	(100)%
Corporate	(7,820)	(9,597)	1,777	(19)%
All Other	(6)	—	(6)	100%
Total	$(28,142)	$(1,587)	$(26,555)	over 150%

Licensing
The decrease in net revenues for the three months ended September 30, 2024, compared to the comparable prior year period, was primarily due to the termination of certain Chinese licensing agreements in the fourth quarter of 2023.
The decrease in operating income for the three months ended September 30, 2024, compared to the comparable prior year period, was primarily due to a $4.0 million increase in licensing commissions primarily due to a nonrecurring reversal of commission accrual in the prior year comparative period related to the termination of certain Chinese licensing agreements and a $3.6 million decrease in licensing gross profit as a result of lower revenue, partly offset by the $0.4 million impairment of a certain licensing contract in the prior year comparative period, $0.1 million less of lower licensing product costs due to the termination of Playboy’s e-commerce licensing agreement in the second quarter of 2024 and a $0.3 million decrease in legal fees and China JV expenses.
Digital Subscriptions and Content
The increase in net revenues for the three months ended September 30, 2024, compared to the comparable prior year period, was primarily due to a $0.3 million increase in net revenue from our creator platform.
The decrease in operating loss for the three months ended September 30, 2024, compared to the comparable prior year period, was primarily due to non-cash impairment charges of $4.7 million related to our internally developed software and $17.0 million related to our goodwill, $0.9 million increase in expenses related to our creator platform and a $0.6 million increase in stock-based compensation expense.
Direct-to-Consumer
The change in net revenues and operating loss for the three months ended September 30, 2024, compared to the comparable prior year period, was immaterial as the majority of our direct-to-consumer operating activities are classified as discontinued operations in the condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023.
Corporate
The decrease in corporate expenses for the three months ended September 30, 2024, compared to the comparable prior year period, was primarily due to a $1.1 million decrease in payroll expenses due to headcount reductions and a $0.8 million decrease in audit and consulting services, partly offset by a $1.0 million increase in stock-based compensation expense.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following are our results of financial performance from continuing operations by segment for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenues:
Licensing	$16,734	$30,913	$(14,179)	(46)%
Digital Subscriptions and Content	16,088	15,056	1,032	7%
Direct-to-Consumer	—	5,040	(5,040)	(100)%
All Other	2	4	(2)	(50)%
Total	$32,824	$51,013	$(18,189)	(36)%
Operating income (loss):
Licensing	$9,055	$(52,218)	$61,273	(117)%
Digital Subscriptions and Content	(25,348)	(781)	(24,567)	over 150%
Direct-to-Consumer	—	(9,317)	9,317	(100)%
Corporate	(28,004)	(39,391)	11,387	(29)%
All Other	3	(12)	15	(125)%
Total	$(44,294)	$(101,719)	$57,425	(56)%

Licensing
The decrease in net revenues for the nine months ended September 30, 2024, compared to the comparable prior year period, was primarily due to the termination of certain Chinese licensing agreements in the fourth quarter of 2023.
The change from an operating loss to operating income for the nine months ended September 30, 2024, compared to the comparable prior year period, was primarily due to $65.5 million of non-cash impairment charges and $8.5 million of impairment of a certain licensing contract in the prior year comparative period, $1.1 million less of licensing product costs due to the termination of Playboy’s e-commerce licensing agreement in the second quarter of 2024 and a $5.2 million decrease in legal fees and China JV expenses, partly offset by a $14.2 million decrease in licensing gross profit as a result of lower revenue and a $5.5 million increase in licensing commissions, primarily due to a partial reversal of commission accrual in the prior year comparative period related to the termination of certain Chinese licensing agreements.
Digital Subscriptions and Content
The increase in net revenues for the nine months ended September 30, 2024, compared to the comparable prior year period, was primarily due to a $1.7 million increase in net revenues from our creator platform, partly offset by a $0.7 million decrease in other digital subscriptions and content revenue.
The increase in operating loss for the nine months ended September 30, 2024, compared to the comparable prior year period, was primarily due to a $7.2 million increase in expenses related to our creator platform, non-cash impairment charges of $4.7 million related to our internally developed software and $17.0 million related to goodwill, partly offset by a $1.0 million reversal of stock based-compensation in the prior year comparative period, a $1.0 million increase in net revenues and a $1.2 million decrease in payroll.
Direct-to-Consumer
Net revenues for the nine months ended September 30, 2023 were due to $5.0 million of revenue from Playboy’s e-commerce site, which changed from our ownership and operation to a licensed business model in the third quarter of 2023.
Operating loss for the nine months ended September 30, 2023 was primarily due to inventory reserve charges of $3.7 million related to Playboy’s e-commerce site, a $1.0 million restructuring charge taken in 2023 on direct-to-consumer cloud-based software attributable to continuing operations, payroll expense of $2.2 million from Playboy’s e-commerce site, which changed from our ownership and operation to a licensed business model in the third quarter of 2023, and $1.6 million in marketing spend related to our discontinued e-commerce site.

Corporate
The decrease in corporate expenses for the nine months ended September 30, 2024, compared to the comparable prior year period, was primarily due to a $6.0 million decrease in stock-based compensation expense, a $1.1 million decrease in severance costs, a decrease of $2.0 million in insurance expense, a decrease of $1.6 million in audit and consulting services and a $3.0 million decrease in payroll expenses due to headcount reductions, partly offset by $2.4 million of impairments on our artwork held for sale and a loss of $0.5 million on the sale of assets in the first quarter of 2024.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of liquidity are cash generated from operating activities, which primarily includes cash derived from revenue generating activities, from financing activities, including proceeds from our issuance of debt, and proceeds from stock offerings (as described further below), and from investing activities, which includes the sale of assets (as described further below). As of September 30, 2024, our principal source of liquidity was cash in the amount of $9.5 million, which is primarily held in operating and deposit accounts.
On January 24, 2023, we issued 6,357,341 shares of our common stock in a registered direct offering to a limited number of investors. We received $15 million in gross proceeds from the registered direct offering, and net proceeds of $13.9 million, after the payment of offering fees and expenses.
We also completed a rights offering in February 2023, pursuant to which we issued 19,561,050 shares of our common stock. We received net proceeds of approximately $47.6 million from the rights offering, after the payment of offering fees and expenses. We used $45 million of the net proceeds from the rights offering for repayment of debt under our senior secured credit agreement, with the remainder to be used for other general corporate purposes.
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
On November 5, 2024, we issued 14,900,000 unregistered shares of our common stock in a private placement to a third-party investor, at a price of $1.50 per share, for total proceeds to us of $22.35 million.
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
Since going public in 2021, we have yet to generate operating income from our core business operations and have incurred significant operating losses. Our operating losses for the nine months ended September 30, 2024 were $44.3 million. We expect to continue to incur operating losses for the foreseeable future.
Our capital expenditures and working capital requirements in 2024 have been, and are expected to continue to be, largely consistent with 2023, as we have continued to invest in our Digital Subscriptions and Content segment. We may, however, need additional cash resources to fund our operations until the Digital Subscriptions and Content segment achieves a level of revenue that provides for operating profitability. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, or dispose of additional assets, and there can be no assurance that we will be successful in these efforts. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our planned level of investment in our creator platform or scale back its operations, which could have an adverse impact on our business and financial prospects.

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
Debt
On May 10, 2023, we entered into an amendment and restatement of our prior credit agreement to reduce the interest rate applicable to our senior secured debt and the implied interest rate on our Series A Preferred Stock, exchange (and thereby eliminate) our outstanding Series A Preferred Stock, and obtain additional covenant relief and funding. For the terms of the 2021 Credit Agreement, as amended, refer to Note 10, Debt, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.
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
The stated interest rate of Tranche A and Tranche B term loans as of September 30, 2024 was 11.46% and 9.46%, respectively. The stated interest rate of Tranche A and Tranche B term loans as of December 31, 2023 was 11.41% and 9.41%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of September 30, 2024 was 12.08% and 13.32%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2023 was 12.03% and 13.27%, respectively. The difference between the stated interest rate and effective interest rate for Tranche B as of September 30, 2024 and December 31, 2023 is driven primarily by the amortization of $21.3 million of debt discount which is included in the calculation of the effective interest rate.
Leases
Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring through 2033. Some of these leases contain renewal options and rent escalations. As of September 30, 2024 and December 31, 2023, our fixed leases were $10.8 million and $13.4 million, respectively, with $3.2 million and $3.3 million due in the next 12 months. For further information on our lease obligations, refer to Note 13, Commitments and Contingencies within the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows from continuing operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(19,888)	$(33,622)	$13,734	(41)%
Investing activities	372	863	(491)	(57)%
Financing activities	(557)	27,258	(27,815)	(102)%
Cash Flows from Operating Activities
The decrease in net cash used in operating activities from continuing operations for nine months ended September 30, 2024, compared to the prior year comparable period, was primarily due to a reduction in net loss from continuing operations of $33.4 million, partly offset by changes in assets and liabilities that had a current period cash flow impact, such as $5.0 million of net changes in working capital and $24.6 million of changes in non-cash charges. The change in assets and liabilities, as compared to the prior year comparable period, was primarily driven by a $12.5 million increase in deferred revenues due to the termination of certain Chinese licensing agreements in the prior year comparative period, a $6.5 million increase in accrued agency fees and commissions primarily due to a nonrecurring reversal of commission accrual in the prior year comparative period related to the termination of certain Chinese licensing agreements, a $1.8 million decrease in prepaid expenses and other current assets, and a $0.6 million decrease in contract assets due to the impairment, modification or termination of certain trademark licensing contracts, partly offset by a $8.8 million decrease in other liabilities and accrued expenses, $4.9 million change in accounts receivable due to the timing of royalties collections and modifications of certain trademark licensing contracts, a $1.7 million decrease in accounts payable due to the timing of payments, a $0.6 million decrease in other liabilities, net, and a $0.4 million decrease in operating lease liabilities. The change in non-cash charges, compared to the change in the prior year comparable period, was primarily driven by a $49.3 million decrease in non-cash impairment charges, a $3.6 million decrease in stock-based compensation expense, and a decrease in inventory reserve charges of $3.4 million, partly offset by a $6.1 million net gain on the extinguishment of debt in 2023, a $6.9 million change in fair value remeasurement charges, a $11.0 million increase in deferred income taxes, and $6.3 million of capitalized paid-in-kind interest.

Cash Flows from Investing Activities
The decrease in net cash provided by investing activities for the nine months ended September 30, 2024 over the prior year comparable period was primarily due to $1.0 million of proceeds from the Yandy Sale and $1.3 million of proceeds from the repayment of a promissory note related to the Yandy Sale in the prior year comparable period, partly offset by proceeds from the sale of certain of our artwork of $1.6 million and a $0.2 million decrease in purchases of property and equipment.
Cash Flows from Financing Activities
The change in net cash (used in) provided by financing activities for the nine months ended September 30, 2024, compared to the prior year comparable period, was primarily due to net proceeds of $13.9 million from our registered direct offering in January of 2023, net proceeds of $47.6 million from the issuance of common stock in our rights offering in February of 2023, and gross proceeds of $11.8 million from the amendment and restatement of our senior secured debt in the second quarter of 2023, partly offset by a $45.3 million decrease in the repayment of long-term debt from the proceeds of our equity offerings.

Contractual Obligations
For the nine months ended September 30, 2024, there were no material changes to our contractual obligations from December 31, 2023, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 29, 2024.

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
During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2024 and December 31, 2023, we had unrestricted cash and cash equivalents of $9.5 million and $28.1 million, respectively, primarily held in interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of September 30, 2024 and December 31, 2023, we had restricted cash of $1.7 million and $3.0 million, respectively. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term A&R Term Loans are subject to a variable interest rate based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of September 30, 2024, we have not entered into any such contracts.
As of September 30, 2024 and December 31, 2023, we had outstanding debt obligations of $217.7 million and $211.6 million, respectively, which accrued interest at a rate of 11.46% and 9.46% for Tranche A and Tranche B term loans, respectively, during the third quarter of 2024. Based on the balance outstanding under our A&R Term Loans at September 30, 2024, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $1.1 million or $2.3 million, respectively, in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.” included in Item 1A of our Annual Report on Form 10-K filed on March 29, 2024.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three and nine months ended September 30, 2024 and 2023, there were no material revenues from continuing operations denominated in foreign currency. For the three months ended September 30, 2024 and 2023, we derived approximately 60% and 58%, respectively, of our revenue from discontinued operations outside the United States, all of which was denominated in foreign currency. For the nine months ended September 30, 2024 and 2023, we derived approximately 58% and 57%, respectively, of our revenue from discontinued operations outside the United States, all of which was denominated in foreign currency. We expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.
There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three and nine months ended September 30, 2024, we recorded an unrealized gain of $1.1 million and $0.2 million, respectively, which is included in accumulated other comprehensive income as of September 30, 2024. This primarily relates to our discontinued operations of Honey Birdette and the decrease in the U.S. dollar against the Australian dollar during the three and nine months ended September 30, 2024, respectively.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. However, after giving full consideration to such material weaknesses, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.
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

Remediation Efforts
We continue to work on designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•We hired additional qualified resources to oversee risk assessment procedures and remedial actions over internal controls.
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
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.
We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. Refer to Note 13, Commitments and Contingencies—Legal Contingencies, within the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of material legal proceedings, in addition to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

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

There can be no assurance that our common stock will continue to be listed on The Nasdaq Global Market (“Nasdaq”) and the de-listing of our common stock could, among other things, limit investors’ ability to trade our common stock and negatively impact the price of our common stock and our ability to access the capital markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On November 5, 2024, pursuant to a securities purchase agreement entered into on October 30, 2024, we issued 14,900,000 unregistered shares of our common stock in a private placement to a third-party investor, at a price of $1.50 per share, for total proceeds of $22.35 million. We intend to use such proceeds for general corporate purposes. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as they were issued pursuant to a private placement to an accredited investor.
During the nine months ended September 30, 2024, we did not repurchase any shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, which was authorized by the Company’s board of directors on May 14, 2022.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended September 30, 2024.

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
10.1
Securities Purchase Agreement, dated October 30, 2024, by and between PLBY Group, Inc. and Byborg Enterprises S.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2024)

10.2
Standstill Agreement, dated October 30, 2024, by and between PLBY Group, Inc. and Byborg Enterprises S.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2024)

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
101
The following financial information from PLBY Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)

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

PLBY GROUP, INC.

Date: November 12, 2024	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: November 12, 2024	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)