Form 10-K
period 2024-12-31
PLBY Group, Inc.
filed 2025-03-13
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38.3 million based upon the closing price reported for such date on the Nasdaq Global Market. As of March 10, 2025, there were 93,747,069 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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
Overview
We are a pleasure and leisure company. We provide consumers around the world with products, content and experiences that help them lead happier, healthier and more fulfilling lives. Our flagship consumer brand, Playboy, is one of the most recognizable brands in the world, with Playboy-branded products and content available in approximately 180 countries. We also own and operate the brand Honey Birdette, which specializes in luxury lingerie that it sells online and at physical stores in Australia, the United States and the United Kingdom.

Our mission—to create a culture where all people can pursue pleasure—builds upon over seven decades of creating groundbreaking media and hospitality experiences and fighting for cultural progress rooted in the core values of equality, freedom of expression and the idea that pleasure is a fundamental human right. We seek to build the leading pleasure and leisure lifestyle platform for all people around the world.
For the fiscal years ended December 31, 2024 and 2023, our consolidated revenue was $116.1 million and $143.0 million, respectively, and our consolidated net loss was $79.4 million and $180.4 million, respectively. Our consolidated net loss for the year ended December 31, 2024 was largely driven by non-cash asset impairment charges of $26.1 million related to the write-down of intangible assets, including goodwill, a $24.8 million decrease in licensing gross profit, due to lower revenues and commission accrual reversals in the prior comparative period, and a $8.2 million increase in expenses related to the revamp of our digital business that started in the first half of 2024.
Our Products & Services
Our products and content delivery services connect consumers to a lifestyle of pleasure and leisure. Our offerings help consumers around the world look good, feel good and enjoy their lives. Our offerings are available to consumers through our two brands, Playboy and Honey Birdette.

Playboy Products & Services

Playboy products and experiences are offered through its licensing and digital operations.

•Licensing: We have primarily licensed the Playboy brand for consumer products, leveraging our Playboy archive and intellectual property assets built over more than 70 years, to allow fans and consumers to experience the Playboy image and lifestyle through (i) apparel and accessories products sold globally, featuring such high profile brand collaborations as PacSun, OVO, PSD, Missguided and Lids, (ii) collaborations with strategic partners in the nightlife, hospitality, digital casino and online gaming industries, and in the metaverse, including Draft Kings and Sandbox, (iii) premium spirits sold under the Rare Hare brand and ready-to-drink cocktails under the Play Hard brand, (iv) beauty and grooming offerings, including skincare, haircare, bath and body, cosmetics and fragrance, and (v) sexual wellness products. Playboy-branded product and experience offerings are primarily delivered by our strategic licensing partners, and some products are offered for resale on shop.playboy.com, the operation of which we have licensed to third-parties since the third quarter of 2023.

•Digital: Our digital operations build upon our legacy in visual media and entertainment and include our content creator platform on playboy.com (“Playboy Club”), which lets customers interact directly with influencers and other creators that generate their own array of content, and Playboy programming distributed through various websites and domestic and international television providers offering on-demand entertainment. In the fourth quarter of 2024, we entered into a licensing agreement with Byborg Enterprises SA (“Byborg”) to license intellectual property and certain Playboy digital assets, as well as for the operation of our digital businesses, which will continue to be owned by us.

Honey Birdette Products

Our Honey Birdette business currently comprises our entire direct-to-consumer segment. Honey Birdette sells its products, including lingerie and certain other apparel, bedroom accessories, intimacy products and other adult products, online and through its 54 physical stores in Australia, the United States and the United Kingdom.

The product categories under our two brands comprise large and growing markets, providing us with significant opportunities for growth from the increased sales of our current products and content, as well as through the introduction of new products and content within current and previously unexploited product categories and geographies.

Our Business Segments
We generate revenue through the sales of our products and content services to consumers around the world. We employ multiple business models, including direct-to-consumer and third-party retail sales, brand licensing, and digital sales and subscriptions, to help maximize the value of our assets and promote long-term revenue and profitability growth. We report on our business operations in three segments:
•Direct-to-Consumer, through our owned-and-operated Honey Birdette e-commerce sites and retail stores, which has constituted the entire segment since the third quarter of 2023, as Playboy e-commerce transitioned to a licensing model and we sold our former Yandy and Lovers businesses in 2023;
•Licensing, including licensing our Playboy brand to third parties for products, services, venues, online gaming and events; and
•Digital Subscriptions and Content, including revenues generated from the sales of creator content offerings to consumers through the Playboy Club, and the sale of subscriptions to Playboy programming, which is distributed through various channels, including websites and domestic and international television.
Direct-to-Consumer

Since the third quarter of 2023, our Direct-to-Consumer segment has only consisted of our Honey Birdette business, which primarily sells luxury lingerie online and at physical stores in Australia, the United States and the United Kingdom. We manage the inventory and shipping for such owned digital and retail commerce channels through a combination of our own warehouse and fulfillment centers and through third-party logistics centers, providing a flexible and scalable base from which to continue the expansion of our direct-to-consumer sales platform model. Prior to the third quarter of 2023, we also owned and operated digital commerce retail stores, including on playboy.com (transitioned to a licensing model effective July 2023), yandy.com (sold in April 2023), and loversstores.com, as well as Lovers retail stores (the entire Lovers business was sold in November 2023).
During the year ended December 31, 2024, our Direct-to-Consumer segment contributed $69.7 million in revenue and $2.3 million in operating loss. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Trends Affecting Our Business”, for additional matters that affect our consumer products business, including seasonality.
Licensing
We license the Playboy name, Rabbit Head Design, and other trademarks and related properties to strategic partners around the world. Our licensing agreements permit licensees the right to use certain Playboy trademarks for certain categories of products in certain territories for a fee, which is typically a royalty calculated as a percentage of net revenue from wholesale and/or retail sales of such products, subject to an annual, bi-annual or quarterly minimum royalty payment. In addition, we license the sale of certain proprietary products by third parties across major retailers in certain markets. Creative Artists Agency, a brand agency with significant global reach and infrastructure, acts as our exclusive licensing agent for the Playboy brand trademarks and intellectual property for consumer products in a broad range of categories in most of the world.

In the fourth quarter of 2024, we entered into a licensing agreement with Byborg to license intellectual property and certain Playboy digital assets for $300 million in minimum guaranteed payments over the initial 15-year term of the license, which began as of January 1, 2025. As a result, for periods after 2024, our Licensing segment will include revenues from licensing the Playboy Club, Playboy Plus and Playboy TV businesses to Byborg, as described further below.

In the first quarter of 2023, we entered into a joint venture for Playboy’s China business (the “China JV”), with CT Licensing Limited, a brand management unit of Fung Group, representing many global brands in China, to jointly own and operate the Playboy business in China (including Hong Kong and Macau). The China JV is working to reinvigorate our China-market Playboy apparel business, including online and offline retail strategies, product design and assortment, and brand marketing to its multi-generational audience.

As part of the realignment of our China licensing business, in October 2023, we terminated licensing agreements with certain Chinese licensees due to ongoing, uncured breaches of their licenses, which comprised $152.2 million of unrecognized licensing revenue under our long-term contracts as of the termination date. Revenue recognized in connection with such contract terminations was $27.1 million during the year ended December 31, 2023, out of which $5.1 million was attributable to prepaid royalty guarantees recorded as revenue in the fourth quarter of 2023.

Our top five active license agreements range from three to six years in length and generated approximately $11.6 million of revenue for the year ended December 31, 2024. As of December 31, 2024, our licensing contracts included future royalty guarantee payments of approximately $67.4 million through 2034, assuming no renewals or modifications of such contracts. During the year ended December 31, 2024, our Licensing segment contributed $24.6 million in revenue and $14.4 million in operating income.
Digital Subscriptions and Content
Through the end of 2024, our Digital Subscriptions and Content segment was comprised of the Playboy Club, our content creator platform on playboy.com, and Playboy’s adult content offerings, including playboyplus.com and playboy.tv. In addition, Playboy TV is offered through leading MSOs (multiple-system operators) around the globe, including the U.S. MSOs DIRECTV, Comcast, Dish, Charter, Cox, Altice, and Mediacom. Pursuant to its agreements with the MSOs, Playboy provides programs for Playboy TV and typically receives a royalty based on the numbers of subscribers to the service. In the fourth quarter of 2024, we entered into a licensing agreement with Byborg to license intellectual property and certain Playboy digital assets for $300 million in minimum guaranteed payments over the initial 15-year term of the license, which began as of January 1, 2025. As a result, Playboy Club, Playboy Plus and Playboy TV operations switched from an owned-and-operated model to a licensing model effective January 1, 2025.
During the year ended December 31, 2024, our Digital Subscriptions and Content segment contributed $21.9 million in revenue and $27.2 million of operating loss.
Our Strategy
We aim to build the leading pleasure and leisure lifestyle platform for all people around the world. In 2021 and 2022, we expanded our licensing categories and developed our digital capabilities, including launching our creator platform, which has become the Playboy Club. In 2023, we began pursuing a commercial strategy that relies on a more capital-light model focused on revenue streams with higher margin, lower working capital requirements and higher growth potential. In 2024, we entered into a licensing agreement with Byborg to operate our digital business, including the Playboy Club, which will further improve our margins and lower our working capital requirements.
For Playboy, we are now focused on expanding our licensing business into new geographies and categories by partnering with best-in-class operators and supporting them with brand marketing in the form of content, experiences and editorial works. Given our historical focus on North America and China, largely in the apparel and accessories categories, we believe there is significant white space to grow the business in unexploited product categories and geographies.
For our Honey Birdette business, in 2024, we were focused on reducing inventory levels and days on sale and improving the profitability of the business. As a part of that focus, we closed seven underperforming stores in Australia and reduced days on sale by 30%. In 2025, we are focusing on the U.S. market. The U.S. customer is less price sensitive and represents a bigger growth market for the brand with better economics. For example, the average store in the U.S. generates more than twice the amount of revenue and double the EBITDA margin of an average store in Australia. In addition, the average transaction value for online customers in the U.S. is two times higher than that in Australia. We believe there is significant growth potential for Honey Birdette based on the changes implemented last year and our current consumer trends.
Our Competition
We operate in the consumer goods space across a variety of different industries and face competition from broad direct-to-consumer platforms such as Amazon and Douyin, as well as brands and retailers that are more targeted to particular markets. In the men’s apparel space in China, we compete with other leading men’s apparel brands such as Semir, Bosideng and Metersbonwe and such global brands as Levi’s, Lacoste and Jack & Jones, which we have also collaborated with in the China market. As we have shifted to a more capital-light business model, we signed new license agreements for e-commerce, lingerie, underwear and costumes. Such licensed Playboy-branded products and our Honey Birdette brand compete with Agent Provocateur, Skims, Fleur du Mal, Victoria’s Secret, Fashion Nova and other brands and retailers. Our Playboy-branded collection of toys (under license in the sexual wellness category in North America and Europe), Playboy condoms in Mexico, and Playboy fragrances (pursuant to a global license with broad distribution across Europe, the Americas and southeast Asia) compete with sexual wellness e-commerce platforms and brick and mortar retail chains, such as Lovehoney and Adam & Eve.

Our licensed digital products and games compete with other real-money and social casino-style games available in the iOS and Android app stores, while our venues licensing partner that operates award-winning beer gardens and clubs across India competes with other premium hospitality venues. Our proprietary digital content and services compete with social media sites, content creator platforms, distributors of paid and free adult content, and providers of digital art and collectibles.

We compete with much larger companies, including the brands referenced above, that have significantly greater financial and operational resources and pose meaningful competitive challenges. However, we believe we have successfully competed, and will continue to do so, with such companies because of our strong brands with extensive consumer followings, high quality products, and relationships with creators and influencers that we have developed.

Our Corporate History
Playboy was founded in 1953 as a men’s lifestyle magazine. Over the following decades, Playboy grew into a leader and pioneer in the entertainment, hospitality and licensing businesses.
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

Over the past several years, we have undertaken a process of transforming and streamlining our business model to transition Playboy’s primary business from a print and digital media entity, generating advertising and sponsorship revenues, to our primarily commerce business which licenses our trademarks and sells consumer products and digital content. Following a series of acquisitions from 2019 through 2021, including the August 2021 acquisition of the luxury lingerie brand Honey Birdette and the October 2021 acquisition of a content creator platform which has since been redeveloped into the new Playboy Club, we made the business decision to pursue a commercial strategy that relies on a more capital-light business model focused on revenue streams with higher margin, lower working capital requirements and higher growth potential. Accordingly, in 2023, we entered into the China JV in March, sold our Yandy business (an online retailer of lingerie, dresses, costumes and accessories) in April, licensed operation of our Playboy e-commerce platform in July and sold our Lovers business (an online and brick-and-mortar sexual wellness chain) in November. In the fourth quarter of 2024, we also entered into a licensing agreement with Byborg to license intellectual property and certain Playboy digital assets for $300 million in minimum guaranteed payments over the initial 15-year term of the license, which began as of January 1, 2025, as well as for the operation of our digital businesses, which will continue to be owned by us. As a result, Playboy Club, Playboy Plus and Playboy TV operations switched from an owned-and-operated model to a licensing model effective January 1, 2025.

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

Our Employees

As of December 31, 2024, we had a total of 615 employees, of whom 249 were full-time and full-time-equivalent employees and 366 were part-time employees. None of our employees are represented by a labor union. Our team values support our employee relations, which we believe to be positive and productive. We promote the well-being of our employees through programs and benefits that support physical health, financial security and good morale.
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
Our failure to comply with applicable laws and regulations could adversely affect the Company. Refer to “Item 1A. Risk Factors” for additional information regarding regulatory risks to the Company.

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
•our dependence on third parties who operate certain Playboy businesses pursuant to license agreements;
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
Our strategy to grow our Honey Birdette retail business depends on many factors, including, among others, our ability to develop and maintain an effective e-commerce platform, identify desirable store locations, negotiate acceptable lease terms, hire, train and retain a reliable workforce of sales, distribution and other operational personnel, and successfully integrate stores into our existing control structure, enterprise systems and operations, including our information technology systems. Should we expand into new geographic areas, we will need to successfully identify and satisfy the consumer preferences in those areas. In addition, we will need to address competitive, merchandising, marketing, distribution and other challenges encountered in connection with any expansion.

In addition, online usage and digital entertainment is changing rapidly as technological advancements allow the deployment of more advanced and interactive multimedia website and digital application offerings, and the Internet and mobile device usage have resulted in new digital distribution channels. As a result, we have to rapidly develop new digital business models, including digital content and distribution models, that will allow us to otherwise capitalize on our growing content creator platform and large library of titles that we own and license. We have licensed the operation of our main digital businesses and the development and sale of Playboy-branded consumer products, but neither we nor our licensees can guarantee that such arrangements will be successful.
We cannot ensure that our Playboy Club or other digital businesses, e-commerce platforms for Playboy or Honey Birdette products, strategic partnerships and licensing deals or Honey Birdette physical stores will be well received and achieve intended net sales or profitability levels. If any of our consumer products, licensing or digital businesses fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business overall may be adversely impacted and we may incur significant costs associated with such business.
Unless we are able to effectively modify our business model to compete with the products offered through physical and online retailers and content offered digitally on the Internet or elsewhere, our market share, revenues and profits from such offerings could decrease. Although we are currently exploring new revenue streams, entering into new licenses and continuing to support our Honey Birdette business, no assurance can be given that we will remain competitive in the industries we compete in. Our future success will depend, in part, on our ability to adapt to rapidly changing technologies, to enhance existing product offerings and to develop and introduce a variety of new products, strategic partnerships and content to address changing demands of our consumers.
If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights, our ability to compete could be negatively impacted.
Our intellectual property rights, particularly our trademarks in the Playboy name and Rabbit Head Design, as well as the Honey Birdette brand, are valuable assets of our business and are critical to our success, growth potential and competitive position. Although certain of the intellectual property we use is registered in the U.S. and in many foreign countries, there can be no assurances with respect to the continuation of such intellectual property rights, including our ability to further register, use or defend key current or future trademarks. Further, applicable law may provide only limited and uncertain protection, particularly in emerging markets, such as China.
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
While we receive revenue throughout the year, our businesses have experienced, and may continue to experience, seasonality, particularly in connection with our Honey Birdette business. Our Honey Birdette direct-to-consumer business has historically experienced higher sales in the fourth quarter due to the end-of-year holiday season, but changing market conditions and demand could affect such sales. To the extent that we continue to experience seasonality, or there are material changes in our seasonal business and revenues, such factors may result in volatility in our financial results.
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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Our management is also required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements might not be prevented or detected on a timely basis, as occurred with certain of our interim consolidated financial statements in 2023, which were then restated and corrected in amended Quarterly Reports on Form 10-Q prior to the filing of our Annual Report on Form 10-K for 2023. As described in Item 9A of this Annual Report on Form 10-K, there were several material weaknesses identified in our internal control over financial reporting.

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

We had significant net operating losses (“NOLs”) as of December 31, 2024. In the U.S. we had $346.0 million of federal NOLs available to carry forward to future periods, of which $182.5 million will expire between 2028 and 2037, and we had $145.9 million of state and local NOLs available to carry forward to future periods, of which $9.6 million can be carried forward indefinitely. In Australia, we also have $8.6 million of NOLs available to carry forward indefinitely. The statute of limitations for tax years 2020 and forward remains open to examination by the major U.S. taxing jurisdictions to which we are subject. The statute of limitations for tax year 2018 and forward remain open to examination in Australia. In addition, due to NOL carryforward provisions, tax authorities continue to have the ability to adjust the amount of our carryforward. Furthermore, as discussed below, the limitations on the use of NOLs under Internal Revenue Code Section 382 could affect our ability to use NOLs to offset future taxable income.

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
Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations, such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

Our computer systems and those of third parties we use in our operations are subject to constantly evolving cybersecurity threats, including cyberattacks such as computer viruses, malware, ransomware, denial of service attacks, physical or electronic break-ins, or insider threats, as well as misconfigurations in information systems, networks, software or hardware, and similar disruptions or errors. Our systems have experienced, and may continue to experience, directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. Any compromise of our internal systems or customer-facing platforms could cause them to become unavailable or degraded or otherwise hinder our ability to deliver our products and services. Many of the third parties we work with rely on open source software and libraries that are integrated into a variety of applications, tools and systems, which may increase our exposure to vulnerabilities. Additionally, outside parties may attempt to induce or trick employees, vendors, partners, or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including customer, employee and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. However, the techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate, detect or prevent unauthorized access or address all cybersecurity incidents that occur. Because of the prominence of the Playboy and Honey Birdette brands, we (and/or third parties we use) have been and may continue to be a particularly attractive target for such attacks, and from time to time, we have experienced the unauthorized access of certain digital data. However, to date these unauthorized breaches have not had a material impact on our service, systems or business, and we do carry insurance to cover expenses related to such disruptions or unauthorized access. There is no assurance that hackers may not have a material impact on our services or systems in the future. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our services and systems. Any significant disruption to our services or access to our systems could result in a loss of customers and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

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

Increased scrutiny by regulatory agencies, such as the Federal Trade Commission and state agencies, of the use of employee and customer information could also result in additional expenses if we are obligated to reengineer systems to comply with new regulations or to defend investigations of our privacy practices. In addition, we must comply with increasingly complex, rigorous, and sometimes conflicting regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the GDPR, which became effective on May 25, 2018; and California passed the CCPA, which became effective on January 1, 2020. The U.S. Children’s Online Privacy Protection Act (“COPPA”) also regulates the collection, use and disclosure of personal information from children under 13-years of age. While none of our content is directed at children under 13-years of age, if COPPA or other age verification or limitation laws were to apply to us, failure to comply with such laws may increase our costs, subject us to expensive and distracting government investigations and could result in substantial fines. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR and CCPA) and regulations can be costly and time consuming, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.
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

The debt under our senior secured credit facility accrues interest subject to variable rates of interest, which exposes us to interest rate risk. Reference rates used to determine the applicable interest rates for our variable rate debt began to rise significantly in the second half of fiscal year 2022 and continued through fiscal year 2024. The Secured Overnight Financing Rate (“SOFR”), which we use as a benchmark for establishing the interest rate applicable to our debt, was 4.5% and 5.4% as of December 31, 2024 and December 31, 2023, respectively. If interest rates continue to increase, the debt service obligations on such indebtedness will continue to increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, while our senior secured debt will continue to be subject to SOFR, other factors may impact SOFR including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate. Such circumstances are not entirely predictable, but they could have an adverse impact on our financing costs and our financial results.
We are subject to risks resulting from our operations outside the U.S., and we face additional risks and challenges as we continue to expand internationally.
The international scope of our operations has contributed, and may continue to contribute, to volatile financial results and difficulties in managing our business. For the years ended December 31, 2024 and 2023, we derived approximately 52% and 57%, respectively, of our consolidated revenues from countries outside the U.S., and we experienced significant challenges in the China market during those years. Our international operations expose us to numerous challenges and risks, including, but not limited to, the following:
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

We transact business globally in multiple currencies and have foreign currency risks related to our revenue, costs of revenue and operating expenses, particularly with respect to Chinese and Australian currencies. To the extent we have significant revenues denominated in such foreign currencies, any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced, and are currently experiencing. In addition, a portion of our revenue, costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies. If we do not have fully offsetting revenues in the relevant currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results could be harmed.
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

We have entered into the China JV and a spirits-related joint venture and may enter into further joint ventures and strategic partnerships, in some of which we may not hold controlling interests or operating control. Even if we legally control such ventures (as is the case with the China JV), there may be circumstances under which we would not exercise sole decision-making authority regarding their business. Joint ventures and strategic partnerships may, under certain circumstances, involve risks that would not otherwise be present if we were in sole control or another party were involved. Joint venture and strategic partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, because neither we nor the partner would have full control over the venture. Disputes between us and joint venture and strategic partners may result in legal action that would increase our expenses and divert management’s attention. In addition, we may in certain circumstances be liable for the actions of our joint venture or strategic partners.
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
The senior secured credit agreement, as amended to date, also contains financial covenants requiring us to maintain a specified maximum total net leverage ratio covenant beginning with the second quarter of 2026 and to maintain a minimum balance of cash and cash equivalents. Refer to Note 10, Debt, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
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
The uncertain state of the global economy continues to impact businesses around the world, and our business is particularly sensitive to reductions in discretionary consumer spending. If global economic and financial market conditions further deteriorate or do not improve, the following factors could have a material adverse effect on our business, operating results and financial condition:
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
•Adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending.
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
•Demand for entertainment and leisure activities can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, including lifestyle experiences such as casino gaming, and lower spending on sexual wellness, apparel or beauty products. As a result, we cannot ensure that demand for our offerings will remain constant.
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
At the impairment date during the third quarter of 2024, as a result of ongoing impacts to our revenue, including declines in consumer demand, we recorded non-cash asset impairment charges related to the write-down of goodwill of $17.0 million.
At the impairment date during the second quarter of 2023, due to impacts to our revenue, including declines in consumer demand and discontinued operations, we recorded non-cash asset impairment charges related to the write-down of goodwill of $66.7 million, indefinite-lived trademarks of $65.5 million and trade names and other assets of $5.1 million.

At the impairment date during the fourth quarter of 2023, due to the aforementioned factors, we recorded $5.8 million of additional non-cash impairment charges related to our trademarks and $2.3 million of impairment charges related to certain Honey Birdette right-of-use assets and related leasehold improvements.

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
In addition to the licensing model, we operate online and brick-and-mortar retail stores for Honey Birdette which sell products directly to customers. Although we believe these various models could have certain benefits, these models could themselves be unsuccessful and our beliefs could turn out to be wrong. Moreover, our pursuit of these different models could divert management’s attention and other resources, including time and capital. As a result, our future success depends in part on our ability to successfully manage these multiple models. If we are unable to do so, our performance, financial condition and prospects could be adversely impacted.
Risks that impact our business as a whole may also impact the success of our direct-to-consumer (“DTC”) business.
We may not successfully execute on our DTC strategy (which is currently comprised of Honey Birdette online and brick-and-mortar retail platforms). Consumers may not be willing to pay for an expanding set of DTC products, potentially exacerbated by an economic downturn. Government regulations, including revised foreign content and ownership regulations, may impact the implementation of our DTC business plans. Poor quality internet or transportation infrastructure in certain markets may impact our customers’ access to our DTC products and may diminish our customers’ experience with our DTC products. These and other risks may impact the profitability and success of our DTC businesses.

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
Our licensing revenues are concentrated with a limited number of licensees and retail partners. For instance, during the years ended December 31, 2024 and 2023, the five largest license agreements comprised 10% and 21%, respectively, of our consolidated revenues.

In 2023, our largest licensee, which was terminated in October 2023, contributed 16% of our consolidated revenues. In 2024, our largest licensee contributed 5% of our consolidated revenues. The changes from 2023 to 2024 were driven by GAAP-required revenue recognition related to terminated licenses. In October 2023, we terminated licensing agreements with certain Chinese licensees due to ongoing, uncured breaches of their licenses, which had comprised $152.2 million of unrecognized licensing revenue over the remaining terms of such long-term contracts as of the termination date. Revenue recognized in connection with such contracts that were subsequently terminated was $27.1 million during the year ended December 31, 2023, out of which $5.1 million was attributable to prepaid royalty guarantees recorded as revenue in the fourth quarter of 2023.

In the fourth quarter of 2024, we entered into a licensing agreement with Byborg to license intellectual property and certain Playboy digital assets for $300 million in minimum guaranteed payments over the initial 15-year term of the license, which began as of January 1, 2025. As a result, Byborg is expected to be one of our largest licensees and contribute a material amount of our consolidated revenues in future periods.

As we are dependent on these licensees for a significant portion of our revenue, if any of our material licensees have financial difficulties affecting their ability to make payments, cease operations, or if any such licensees do not renew or extend any existing agreements, or significantly reduce their sales of licensed products under any agreement, we were, and could continue to be, required to adjust how we account for revenue pursuant to such licenses, and our revenue and cash flows were, and could continue to be, reduced substantially, which has had, and could continue to have, a material adverse impact on our financial condition, results of operations and business.
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
There can be no assurances that we will not lose the licensees under our license agreements due to their failure to exercise the option to renew or extend the term of those agreements, the cessation of their business operations (as a result of their financial difficulties or otherwise) without equivalent options for replacement or termination of their license agreements for cause. In October 2023, we terminated licensing agreements with certain Chinese licensees due to ongoing, uncured breaches of their licenses, which comprised $152.2 million of unrecognized licensing revenue under our long-term contracts as of the termination date. Revenue recognized in connection with such contracts that were subsequently terminated was $27.1 million during the year ended December 31, 2023, out of which $5.1 million was attributable to prepaid royalty guarantees recorded as revenue in the fourth quarter of 2023. Such failures by our licensees have reduced, and could continue to reduce, the revenue stream to be generated by our license agreements. In addition, the failure of licensees to meet their production, manufacturing and distribution requirements, or to be able to continue to import goods (including, without limitation, as a result of labor strikes or unrest), could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimum royalty payments) due to us. A decrease in royalties for any of the above reasons has had, and could continue to have, a material and adverse impact on our financial condition, results of operations or business.
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
Some of the products we have sold have exposed us, and products we continue to sell may further expose us, to product liability claims relating to personal injury or illness, death, or environmental or property damage, and can require product recalls or other actions. Third parties who sell products using our platforms and stores increase our exposure to product liability claims, such as when these sellers do not have sufficient protection from such claims. Although we maintain our own liability insurance and may be indemnified by our manufacturers and/or licensees, we cannot be certain that our coverage or indemnification will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Although we impose contractual terms on sellers that are intended to prohibit sales of certain types of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such agreements. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.

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
Failure to maintain our agreements with multiple system operators (“MSOs”) and direct-to-home (“DTH”) operators on favorable terms could adversely affect our business, financial condition or results of operations.
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

On November 3, 2023, we received a letter (a “Nasdaq Staff Deficiency Letter”) from Nasdaq indicating that, for the prior thirty consecutive business days, the bid price for PLBY’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”). We then regained compliance with such rule as of January 9, 2024. On June 27, 2024, we again received a Nasdaq Staff Deficiency Letter relating to the Minimum Bid Price Rule, and Nasdaq confirmed we regained compliance with such rule on December 3, 2024.

On February 11, 2025, we notified Nasdaq of our temporary noncompliance with the continued listing requirements as set forth in Nasdaq Listing Rule 5605(b) regarding the composition of the Board, because there was not a majority of independent directors on the Board as of that date. On February 14, 2025, we received a Nasdaq Staff Deficiency Letter notifying us that we were not in compliance with Nasdaq Listing Rule 5605. We will rely on the cure period set forth in Nasdaq Listing Rule 5605(b)(1)(A) with respect to the composition of our Board, which cure period is expected to expire as of August 11, 2025. We and Byborg are in the process of identifying a new independent director to appoint to the Board to fill the vacancy created by the expansion of the Board from five to seven directors and the appointment of Gyorgy Gattyan to the Board. We anticipate appointing such additional independent director within the cure period under the Nasdaq rules listed above.

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

Our Chairman, Suhail Rizvi, together with entities he controls (“RT”), and our director Gyorgy Gattyan, together with entities he controls (which are affiliates of Byborg), each own a significant percentage of our common stock, and they may effectively control our major corporate decisions, and their interests may conflict with your interests as an owner of our common stock and with our interests.
RT beneficially owned approximately 19.5% of our common stock as of March 10, 2025. Under the terms of an Investor Rights Agreement we entered into with RT, RT has the right, but not the obligation, to nominate to the Board a number of designees equal to (i) three directors, if and so long as RT and its affiliates beneficially own, in the aggregate, 50% or more of the shares of our common stock, (ii) two directors, in the event that RT and its affiliates beneficially own, in the aggregate, 35% or more, but less than 50%, of the shares of common stock and (iii) one director, in the event that RT and its affiliates beneficially own, in the aggregate, 15% or more, but less than 35%, of the shares of our common stock (in each case, subject to proportional adjustment in the event that the size of the Board is increased or decreased). RT also has the right to appoint the chairman of the Board so long as RT and its affiliates beneficially own, in the aggregate, 15% or more of the shares of common stock. We anticipate that Suhail Rizvi, our current chairman of the Board and a manager of the RT entities, will continue to serve as RT’s designee on the Board and chairman of the Board.
Byborg beneficially owned approximately 15.9% of our common stock as of March 10, 2025. Under the terms of a securities purchase agreement, dated October 30, 2024 (the “Initial SPA”), entered into between us and Byborg, Byborg has the right to nominate one individual to serve on the Board, and will retain such right until such time as Byborg beneficially owns less than 7,450,000 shares of common stock. In addition to the Initial SPA, on December 14, 2024, we entered into a second securities purchase agreement (the “Additional SPA”) with a Byborg affiliate, pursuant to which we agreed to sell to such affiliate an additional 16,956,842 shares of the our common stock at a price of $1.50 per share, subject to the approval of such sale and issuance of shares by our stockholders, which would increase Byborg’s beneficial ownership of our common stock to approximately 28.8%.
On January 30, 2023, we entered into a standstill agreement (the “RT Standstill”) with RT in connection with the Company’s public rights offering that closed in February 2023. On October 30, 2024, we also entered into a standstill agreement (together with the RT Standstill, the “Standstill Agreements”) with Byborg. Pursuant to the Standstill Agreements, among other limitations, each of RT and Byborg and their respective affiliates agreed not to purchase shares of our common stock to the extent that each of them together with their affiliates’ ownership would exceed 29.99% of our outstanding shares of common stock in the aggregate following any acquisition of common stock during the standstill period. The standstill period for RT means any period from and after January 30, 2023 in which RT and their affiliates collectively own, beneficially or of record, more than 14.9% of the total outstanding shares of our common stock. The standstill period for Byborg means any time from and after October 30, 2024 in which Byborg and its affiliates collectively own, beneficially or of record, more than 14.9% of the total outstanding shares of our common stock.

The directors RT and Byborg designate have the authority to cause us to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders. Even though RT and Byborg may own or control less than a majority of our total outstanding shares of our common stock, they are able to influence the outcome of corporate actions so long as they each own a significant portion of our total outstanding shares of our common stock.

Both RT and Byborg may have interests that are different from yours and may vote in a way with which you disagree and that may be adverse to your interests. In addition, each of RT’s and Byborg’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

Additionally, each of RT and Byborg is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. RT and/or Byborg may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Stockholders should consider that the interests of RT and Byborg may differ from their interests in material respects.
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

On September 13, 2022, the SEC declared effective our shelf registration statement on Form S-3 (File No. 333-267273), pursuant to which we registered up to $250 million of primary issuances of certain securities listed in such registration statement. On January 24, 2023, we took down $16.25 million of such shelf registration for the issuance of 6,357,341 shares of our common stock in a registered direct offering to a limited number of investors. We also completed a rights offering in February 2023, pursuant to which we took down $50 million of the shelf registration for the issuance of 19,561,050 shares of common stock. In addition, on August 8, 2024, we took down $15 million of the shelf registration for an at-the-market offering, which remains active but has not sold any shares to date. As of the date of this Annual Report on Form 10-K, up to $168.75 million of additional securities could be issued pursuant to the unused portion of the shelf registration.

On February 11, 2025, the SEC declared effective our resale registration statement on Form S-3 (File No. 333-284632), pursuant to which certain existing stockholders of the Company are able to sell up to 25,494,268 shares of common stock in the public market (which aggregate total includes 2,581,218 shares which were previously registered under the above-referenced Form S-3, File No. 333-264515, but were moved under this resale registration statement).

We also have registered on Forms S-8 a total of 17,062,858 shares of common stock underlying awards that we have issued, or may in the future issue, under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, or pursuant to the reoffer prospectus in the Forms S-8, as applicable, subject to existing lock-up agreements and relevant vesting schedules, and applicable securities laws. Promptly following the filing of this Annual Report on Form 10-K, we intend to register more than 3.6 million new shares of common stock and over 300,000 shares of common stock that were returned to our equity incentive plans (due to their cancellation or forfeiture, which may be reissued under such plans) on another Form S-8 for future issuances under our equity incentive plans, in accordance with the terms thereof. Refer to Note 12, Stockholders Equity–Common Stock, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our common stock reserved for future issuance as of December 31, 2024.

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
We are not profitable and have had negative cash flow from operations since becoming a public company in February 2021. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. We expect our capital expenditures and working capital requirements in 2025 to be largely consistent with 2024.

Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity will be sufficient to meet our obligations as they become due under the A&R Credit Agreement (as defined herein) for our senior secured debt and our other obligations for at least one year following the date of the filing of this Annual Report on Form 10-K. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse changes in our circumstances or unforeseen events, or fund growth opportunities.
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

We may not realize the expected financial benefits from our disposition of assets, transition of owned-and-operated businesses to licensing arrangements and/or our cost reductions, including within the anticipated timelines.
Our strategic initiatives include identifying and implementing actions designed to shift to a more capital-light business model and significantly reduce our expenses. In April 2023, we sold our Yandy business, and in November 2023, we sold our Lovers business and certain of our art assets were sold in 2023 and 2024. We expect to continue the sale of art assets in 2025. Pursuant to our A&R Credit Agreement (as amended), the net proceeds of such asset dispositions may be retained by us and used to support our remaining business. However, there can be no assurance that such proceeds will sufficiently improve our liquidity position or our operations.

In addition, we transitioned our Playboy e-commerce platform in July 2023 from an owned-and-operated model to a licensing arrangement. Similarly, in the fourth quarter of 2024, we entered into a licensing agreement with Byborg to license intellectual property and certain Playboy digital assets for operation of our digital businesses by Byborg as of January 1, 2025. Transitioning business operations to licensing arrangements is intended to reduce our operational expenses, but the exact timing and extent of such reductions may not be fully realized by the Company as expected, or at all. The transition of the Playboy e-commerce business to a licensing arrangement has been completed, and we expect the transition of the digital businesses to Byborg’s operational control to be fully completed by the end of 2025, but we can provide no assurance as to when expense reductions and savings for such transition will be fully reflected in our results.

We continue to review the cost structure of our businesses and additional cost rationalization. We significantly restructured our technology expenses in the first and fourth quarters of 2023, and cost-excessive and under-utilized software packages were either terminated or not renewed upon expiration of applicable agreements. However, this resulted in a restructuring charge of $5.1 million for the year ended December 31, 2023, excluding $0.4 million of costs related to discontinued operations attributable to the Yandy and Lovers businesses sold in April and November of 2023, respectively. In addition, during the year ended December 31, 2023, we reduced headcount within the Playboy Direct-to-Consumer business and our corporate office, resulting in severance charges of $3.5 million and a net increase of $0.1 million of stock-based compensation expenses, which was comprised of a $2.4 million reduction of stock-based compensation expenses due to forfeitures of certain equity grants, offset by additional stock-based compensation expense of $2.3 million due to acceleration of certain equity awards during the second quarter of 2023. In the fourth quarter of 2024, we settled certain account payable balances and recorded a $1.2 million reduction in selling, general and administrative expenses in the consolidated statements of operations for the twelve months ended December 31, 2024. We also entered into the Byborg licensing arrangement in the fourth quarter of 2024, and royalties and related expense reductions are expected to be reflected in our results in 2025.
We may not be able to fully implement all asset dispositions, business transitions or intended cost reduction actions or realize their benefits, including within the anticipated timeline, nor may we be able to identify and/or implement additional asset dispositions or cost reduction actions necessary to achieve positive cash flows, including potentially as a result of factors outside of our control. In addition, the implementation of these dispositions, business transitions, cost reduction actions and changes to our workforce could have unintended consequences to us, including negatively impacting our sales, diversion of management attention, employee attrition beyond workforce reductions, and lower employee morale among our current employees. If we are not able to fully achieve the expected financial benefits of our asset dispositions, business transitions and cost reduction actions within the anticipated timelines, we may not be able to effectively mitigate the negative impacts of the current ongoing negative macroeconomic conditions on our business, which in turn, could weaken our ability to support our ongoing operations, satisfy covenants under our A&R Credit Agreement and otherwise meet our obligations as they become due, and further, cause management to change its assessment of our liquidity (refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of management’s most recent assessment).
Our failure to fully realize the expected financial benefits from our asset dispositions, business transitions and cost reduction actions could also lead to the implementation of additional restructuring-related activities in the future, which could exacerbate these risks or introduce new risks which could materially adversely affect our business, financial position, liquidity and results of operations.

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
Identifying, assessing and managing cybersecurity risk is part of our overall risk management strategy. Cybersecurity risks related to our business, technical operations, privacy and compliance requirements are identified and addressed through third party security software, information technology (IT) security protocols, governance oversight, and risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we conduct routine privacy and cybersecurity reviews of systems and applications, monitor emerging laws and regulations related to data protection and information security and implement changes as necessary.
Our cybersecurity program is primarily overseen by our Senior Director of IT Infrastructure, who works closely with our information technology team and our senior management to develop and advance our cybersecurity strategy, as well as to respond to cybersecurity incidents. Our cybersecurity leader reports to our Chief Operating Officer and General Counsel on cybersecurity matters and collaborates with stakeholders across our business units to assess risks and implement strategies.
With the assistance of third-party software, including appropriate firmware, we manage cybersecurity risk through establishing defenses against incidents, detecting and reporting cybersecurity incidents, analyzing and assessing incidents and potential responses, implementing applicable containment, eradication and recovery actions, and understanding the reasons leading to a cybersecurity incident and appropriate changes to avoid further incidents. We perform periodic reviews of our service providers for third-party risk management, and we routinely push out security updates across our business.
Our cybersecurity measures are intended to protect against unauthorized access to information, and they include authentication technology, entitlement management, access control, anti-malware software, and transmission of data firewalls. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K. During the years ended December 31, 2024 and 2023, we did not, to our knowledge, experience any cybersecurity incidents or breaches that materially impacted our business, performance or results.
Governance
Our Board has overall responsibility for risk oversight, with its committees assisting the Board in performing this function based on their respective areas of expertise. Our Board has delegated primary oversight of risks related to cybersecurity to the Audit Committee of the Board, which reports on its activities and findings to the full Board as appropriate. The Audit Committee is charged with reviewing our cybersecurity processes for assessing key strategic, operational, and compliance risks. Our General Counsel and/or Chief Operating Officer (as applicable) provide information to the Audit Committee on cybersecurity risks from time to time or as needed. These briefings include assessments of cybersecurity risks, information regarding any incidents, and cybersecurity risk management needs. Our Senior Director of IT Infrastructure holds industry-standard certifications and has extensive experience in cybersecurity, including implementing security frameworks, compliance policies, and risk management strategies across multiple organizations, and applying that experience to cloud security, endpoint security and network security. Our Senior Director of IT Infrastructure is committed to safeguarding organizational assets and mitigating cybersecurity risks effectively while efficiently leveraging cloud technologies to meet the needs of our business. In the event of a potentially material cybersecurity event, the Chair of the Audit Committee is notified and briefed, and meetings of the Audit Committee and/or full Board would be held, as appropriate.

Item 2. Properties
Our corporate headquarters is located in Los Angeles, California, where we lease and occupy approximately 45,000 square feet of office space. Our Direct-to-Consumer, Licensing, and Digital Subscriptions and Content segments all use our corporate headquarters.
Through Honey Birdette, we also have over 15,000 square feet of leased office and warehouse space in the Sydney, Australia area. As of December 31, 2024, Honey Birdette operated 54 retail locations in Australia, the U.S. and the U.K., ranging in size between approximately 400 and 1,200 square feet per location. The Honey Birdette properties are used by our Direct-to-Consumer segment.
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
New Handong Arbitration
On February 8, 2024, PEII and certain of its subsidiaries initiated arbitration in the Hong Kong International Arbitration Centre (the “Arbitration”) against PEII’s terminated China licensee, New Handong Investment (Guangdong) Co., Ltd. (“New Handong”). In October 2023, PEII’s subsidiary terminated its license agreement with New Handong due to ongoing, uncured material breaches by New Handong. PEII and its subsidiaries are seeking damages, including the payment of outstanding guaranteed minimum royalties, the payment of all guaranteed minimum royalties for the remainder of the term of the agreement, and other contractual damages for a variety of breaches, including unauthorized sales of products, underpayment of earned royalties, failing to use approved trademarks and affix official holograms to all products, and the use of unapproved sublicensees, as well as a declaration that the termination of the agreement was lawful and valid and an order requiring New Handong to refrain from any further manufacture, sale, distribution or other use of any Playboy intellectual property or products. While PEII believes it has strong claims against New Handong, and that the facts of the matter support those claims, even in the event PEII were to obtain all the relief it seeks from the Arbitration, PEII can provide no assurance or guarantee that it will be able to enforce the results of the Arbitration against New Handong or fully recover any monetary awards from New Handong.

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
Holders
As of March 10, 2025, there were 79 holders of record of our outstanding common stock. In addition to holders of record of our common stock, there are a substantially greater number of “street name” holders or beneficial holders whose common stock is held of record by banks, brokers and other financial institutions.
Dividend Policy
PLBY has not paid any cash dividends on our common stock to date. The payment of cash dividends is subject to the discretion of our Board and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations our Board deems relevant. In addition, the terms of the credit agreement for our senior secured debt also restrict our ability to pay dividends, and we may also enter into credit agreements or other borrowing arrangements in the future that may restrict our ability to declare or pay cash dividends on our capital stock. We currently anticipate we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Refer to Part III, Item 12 of this Annual Report on Form 10-K and Note 14, Stock-Based Compensation, of the Notes to the Consolidated Financial Statements included herein for additional information required.
Recent Sales of Unregistered Securities
On November 5, 2024, pursuant to a securities purchase agreement entered into on October 30, 2024, we issued 14,900,000 unregistered shares of our common stock in a private placement to a third-party investor, at a price of $1.50 per share, for total proceeds of $22.4 million. We intend to use such proceeds for general corporate purposes. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, as they were issued pursuant to a private placement to an accredited investor.
Pursuant to an Exchange Agreement, dated November 11, 2024 (the “Exchange Agreement”), between us and our senior secured lenders (the “Investors”), we issued to the Investors an aggregate of 28,000.00001 shares of Series B Convertible Preferred Stock on November 13, 2024, in exchange for an aggregate reduction by the Investors of approximately $65.3 million of the outstanding principal under our senior secured debt. The offer and sale of the shares of Series B Convertible Preferred Stock through the Exchange Agreement was made in reliance upon an exemption from registration under the Securities Act, pursuant to Section 4(a)(2) thereof.
On January 29, 2025, we completed the conversion (the “Conversion”) of 7,000 shares of our 28,000.00001 outstanding shares of Series B Convertible Preferred Stock into 3,784,688 shares of our common stock, at a conversion price of $1.84956 per share, in accordance with the terms of the Series B Convertible Preferred Stock. As a result of the Conversion, we reduced the number of shares of Series B Convertible Preferred Stock outstanding to 21,000.00001 shares. Holders of the Series B Convertible Preferred Stock had their shares converted to common stock on a pro rata basis. We did not receive any proceeds in connection with the Conversion. The common stock issued in the Conversion was issued as restricted stock and in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the year ended December 31, 2024, we did not repurchase any shares of our common stock pursuant to the 2022 Stock Repurchase Program, which was authorized by the Board of Directors on May 14, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors.

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “PLBY”, “we”, “us”, “our” and other similar terms refer to PLBY Group, Inc. and its consolidated subsidiaries.

Business Overview
We are a global consumer lifestyle company marketing our brands through a wide range of direct-to-consumer products, licensing initiatives, digital subscriptions and content, and online and location-based entertainment businesses. We have three reportable segments: Direct-to-Consumer, Licensing, and Digital Subscriptions and Content. The Direct-to-Consumer segment derives revenue from sales of consumer products sold directly to consumers by Honey Birdette online or at its brick-and-mortar stores, with 54 stores in three countries as of December 31, 2024, and in the prior year comparative period included the playboy.com e-commerce business, which in the third quarter of 2023 fully transitioned from an owned-and-operated model to a licensing model. The Licensing segment derives revenue from trademark licenses for third-party consumer products, primarily for various apparel and accessories categories, hospitality, digital gaming and location-based entertainment businesses. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including Playboy websites and domestic and international television, and sales of creator content offerings and memberships to consumers through the Playboy Club on playboy.com.

Disposition of Businesses
Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our business dispositions.

Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”
Pursuing a More Capital-Light Business Model
We continue to pursue a commercial strategy that relies on a more capital-light business model focused on revenue streams with higher margin, lower working capital requirements and higher growth potential. We are doing this by leveraging our flagship Playboy brand to attract best-in-class operators. In the fourth quarter of 2024, we entered into a licensing agreement with Byborg to license intellectual property and select Playboy digital assets for $300.0 million in minimum guaranteed payments over the initial 15-year term of the license, which began as of January 1, 2025. We are focused on strategically expanding our licensing business into new categories and territories with high quality strategic partners and supporting them with brand marketing in the form of content, experiences and editorial works. We will also continue to use our licensing business as a marketing tool and brand builder, including through high profile collaborations and our large-scale strategic partnerships. For our Honey Birdette business, we intend to focus on the U.S. market, where the brand’s stores, on average, generate more revenue and better margins, and generally have customers that tend to spend more and are less price sensitive.

China Licensing Revenues
Our revenues from China (including Hong Kong) as a percentage of our total revenues from continuing operations were 10% and 20% for the years ended December 31, 2024 and 2023, respectively. At the end of the first quarter of 2023, we entered into the China JV with CT Licensing Limited, a brand management unit of Fung Group. The China JV owns and operates the Playboy consumer products business in mainland China, Hong Kong and Macau. In 2023, due to challenging economic conditions in China, collections from certain of our Chinese licensees slowed significantly, and we had to renegotiate terms of, or terminate, certain licenses, resulting in $152.2 million of unrecognized Licensing revenue under our long-term contracts as of the applicable termination dates. Revenue recognized in connection with such terminated contracts was $27.1 million during the year ended December 31, 2023, out of which $5.1 million was attributable to prepaid royalty guarantees recorded as revenue in the fourth quarter of 2023. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets. Nonetheless, in 2024, our China JV stabilized our business in China, and we expect our licensing activity in China to increase slightly in 2025 and continue to represent a modest but meaningful part of our overall business in future periods.
Impairments
Our indefinite-lived intangible assets, including trademarks and goodwill, that are not amortized, and the carrying amounts of our long-lived assets, including property and equipment, stores, acquired intangible assets and right-of-use operating lease assets, may continue to be subject to impairment testing and impairments which reduce their value on our balance sheet. We periodically review for impairments whenever events or changes in our circumstances indicate that such assessment would be appropriate. We experienced further declines in revenue and profitability during the year ended December 31, 2024, which caused us to test the recoverability of our indefinite-lived and long-lived assets and resulted in the impairments set forth in our consolidated financial statements for the year ended December 31, 2024. However, if we continue to experience declines in revenue or profitability, which could occur upon further declines in consumer demand or additional discontinued operations, we may record further non-cash asset impairment charges as of the applicable impairment testing date.
Seasonality of Revenues
While we receive revenue throughout the year, our Honey Birdette direct-to-consumer business has experienced, and may continue to experience, seasonality. Historical seasonality of revenues may be subject to change as increasing pressure from competition and economic conditions impact our licensees and consumers. The further transition of our business to a capital-light business model may further impact the seasonality of our business in the future.

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of the business are revenues, salaries and benefits, and selling and administrative expenses. To help assess performance with these key indicators, we use EBITDA and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure revenue and cost performance as a supplement to the GAAP consolidated financial statements. Refer to the “EBITDA and Adjusted EBITDA” section below for reconciliations of EBITDA and Adjusted EBITDA to net loss, the closest GAAP measure.

Components of Results of Operations
Revenues
We generate revenue from sales of consumer products sold through our Honey Birdette retail stores or online directly to customers, trademark licenses for third-party consumer products and online and location-based entertainment businesses, and sales of creator content offerings and memberships to consumers on our content creator platform on playboy.com, in addition to subscriptions to our programming, which is distributed through various channels, including websites and domestic and international television.
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

Trademark Licensing
We license trademarks under multi-year arrangements to third-party consumer products and online and location-based entertainment businesses. Typically, the initial contract term ranges between one to ten years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual non-refundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Earned royalties received in excess of the minimum guarantee (“Excess Royalties”) are typically payable quarterly. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize Excess Royalties only when the annual minimum guarantee is exceeded. Generally, Excess Royalties are recognized when they are earned. In the event that the collection of any royalty becomes materially uncertain or unlikely, we recognize revenue from our licensees up to the cash we have received.
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
Revenues generated from the sales of creator content offerings to consumers via our creator platform on playboy.com are recognized at the point in time when the sale is processed. Revenues generated from subscriptions to our creator platform and memberships to consumers are recognized ratably over the subscription/membership period. Revenues generated from events and sponsorships are recognized when the event occurs.
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
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency fees, website expenses, digital platform expenses, marketplace traffic acquisition costs, credit card processing fees, personnel and affiliate costs, including stock-based compensation and costs associated with branding events, customer shipping and handling expenses, fulfillment activity costs and freight-in expenses.
Selling and Administrative Expenses
Selling and administrative expenses primarily consist of corporate and retail store occupancy costs, personnel costs, including stock-based compensation and contractor fees for accounting/finance, legal, human resources, information technology and other administrative functions, general marketing and promotional activities, and insurance, offset by a reversal of related selling and administrative expenses due to settlement at a discount of certain account payable balances in 2024.
Impairments
Impairments consist of the impairments of our artwork held for sale, internally developed software, certain licensing contracts, right-of-use assets, Playboy-branded trademarks, Honey Birdette’s trade names and goodwill.
Other Operating Expense, Net
Other operating expense, net consists primarily of losses on disposal of assets and other miscellaneous items, offset by gains recognized from the sale of crypto assets (2023 only).
Nonoperating (Expense) Income
Interest expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs and debt premium/discount.
Gain on Extinguishment of Debt, Net
In the first quarter of 2023, we recorded a loss on partial extinguishment of debt in the amount of $1.8 million related to the write-off of unamortized debt discount and deferred financing costs as a result of $45 million in prepayments of our debt pursuant to amendments of our senior secured credit agreement in December 2022 and February 2023.

In the second quarter of 2023, we recorded a gain on partial extinguishment of debt in the amount of $8.0 million upon the amendment and restatement of the Credit Agreement (as such term is defined in Note 10, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, refer to such Note 10, Debt and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional details).
Fair Value Remeasurement Gain
Fair value remeasurement gain consists of changes to the fair value of mandatorily redeemable preferred stock liability related to its remeasurement.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of other miscellaneous nonoperating items, such as foreign exchange realized and unrealized transaction gains or losses, bank charges as well as nonrecurring transaction fees.
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

Results of Operations
Comparison of Fiscal Years Ended December 31, 2024 and 2023
The following table summarizes key components of our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Net revenues	$116,135	$142,950	$(26,815)	(19)%
Costs and expenses:
Cost of sales	(41,780)	(54,777)	12,997	(24)
Selling and administrative expenses	(98,716)	(123,118)	24,402	(20)
Impairments	(26,078)	(154,884)	128,806	(83)
Other operating expense, net	(399)	(540)	141	(26)
Total operating expense	(166,973)	(333,319)	166,346	(50)
Operating loss	(50,838)	(190,369)	139,531	(73)
Nonoperating (expense) income:
Interest expense	(23,689)	(23,293)	(396)	2
Gain on extinguishment of debt, net	—	6,133	(6,133)	(100)
Fair value remeasurement gain	—	6,505	(6,505)	(100)
Other (expense) income, net	(1,722)	806	(2,528)	(314)
Total nonoperating expense	(25,411)	(9,849)	(15,562)	158
Loss from continuing operations before income taxes	(76,249)	(200,218)	123,969	(62)
(Expense) benefit from income taxes	(3,148)	13,770	(16,918)	(123)
Net loss from continuing operations	(79,397)	(186,448)	107,051	(57)
Income from discontinued operations, net of tax	—	6,030	(6,030)	(100)
Net loss	(79,397)	(180,418)	101,021	(56)
Net loss attributable to PLBY Group, Inc.	$(79,397)	$(180,418)	$101,021	(56)%

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2024	2023
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(36.0)	(38.3)
Selling and administrative expenses	(85.0)	(86.1)
Impairments	(22.5)	(108.3)
Other operating expense, net	(0.3)	(0.4)
Total operating expense	(143.8)	(233.1)
Operating loss	(43.8)	(133.1)
Nonoperating (expense) income:
Interest expense	(20.4)	(16.3)
Gain on extinguishment of debt, net	—	4.3
Fair value remeasurement gain	—	4.6
Other (expense) income, net	(1.5)	0.6
Total nonoperating expense	(21.9)	(6.8)
Loss from continuing operations before income taxes	(65.7)	(139.9)
(Expense) benefit from income taxes	(2.7)	9.6
Net loss from continuing operations	(68.4)	(130.3)
Income from discontinued operations, net of tax	—	4.2
Net loss	(68.4)	(126.1)
Net loss attributable to PLBY Group, Inc.	(68.4)%	(126.1)%

Net Revenues
The following table sets forth net revenues by reportable segment (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Direct-to-consumer	$69,729	$77,984	$(8,255)	(11)%
Licensing	24,552	44,292	(19,740)	(45)
Digital subscriptions and content	21,854	20,670	1,184	6
All other	—	4	(4)	(100)
Total	$116,135	$142,950	$(26,815)	(19)%
Direct-to-Consumer

The decrease in direct-to-consumer net revenues, compared to the prior year comparative period, was primarily due to a $5.0 million decrease in revenue from playboy.com e-commerce related to our completion of the transition from an owned-and-operated model to a licensing model in the third quarter of 2023 and a $3.2 million decrease in Honey Birdette revenue as a result of a 30% reduction in days on sale and weaker consumer demand.
Licensing

The decrease in licensing net revenues, compared to the prior year comparative period, was primarily due to the termination of licensing agreements with certain Chinese licensees in the fourth quarter of 2023 due to material, uncured breaches resulting in collectability issues, $5.1 million of prepaid royalty guarantees recognized as revenue in the fourth quarter of 2023 in connection with the termination of one such licensing contract, the decline in contractual revenue and overages from our licensing partners due to weaker consumer demand, as well as lower licensee audit revenues.
Digital Subscriptions and Content
The increase in digital subscriptions and content net revenues, compared to the prior year comparative period, was primarily due to a $1.7 million increase in net revenues from our creator platform, partly offset by a $0.6 million decrease in other digital subscriptions and content revenue.

Cost of Sales and Gross Profit
The following table sets forth cost of sales and gross margin by reportable segment (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Direct-to-consumer	$(30,345)	$(46,264)	$15,919	(34)%
Licensing	(2,310)	2,798	(5,108)	(183)
Digital subscriptions and content	(9,125)	(11,294)	2,169	(19)
All other	—	(17)	17	(100)
Total	$(41,780)	$(54,777)	$12,997	(24)%

Direct-to-consumer gross profit	$39,384	$31,720	$7,664	24%
Direct-to-consumer gross margin	56%	41%

Licensing gross profit	$22,242	$47,090	$(24,848)	(53)%
Licensing gross margin	91%	106%

Digital subscriptions and content gross profit	$12,729	$9,376	$3,353	36%
Digital subscriptions and content gross margin	58%	45%

Other gross profit	$—	$(13)	$13	(100)%
Other gross margin	—%	*

Total gross profit	$74,355	$88,173	$(13,818)	(16)%
Total gross margin	64%	62%
_________________ *Not meaningful
Direct-to-Consumer
The decrease in direct-to-consumer cost of sales and increase in gross margin, compared to the prior year comparative period, was primarily due to a $8.6 million reduction in cost of sales related to the transition of Playboy’s e-commerce site from an owned-and-operated model to a licensing model in the prior year comparative period, lower inventory reserve charges of $4.3 million for Honey Birdette, and a $2.6 million reduction in Honey Birdette’s product, shipping and fulfillment costs due to lower revenue.
Licensing
The increase in licensing cost of sales and decrease in gross margin, compared to the comparable prior year period, was primarily due to a $6.2 million increase in licensing commissions primarily due to a nonrecurring reversal of commission accrual in the prior year comparative period related to the termination of certain Chinese licensing agreements, partly offset by a $1.1 million reduction in licensing product costs due to the termination of Playboy’s e-commerce licensing agreement in the second quarter of 2024 and subsequent licensing agreement with a new licensing partner in the third quarter of 2024.
Digital Subscriptions and Content
The decrease in digital subscriptions and content cost of sales and increase in gross margin, compared to the comparable prior year period, was primarily due to $2.0 million in lower cost of sales related to our creator platform largely as a result of nonrecurring creator platform expenses in 2023 and lower payment processing fees.
Selling and Administrative Expenses
The decrease in selling and administrative expenses, compared to the prior year comparative period, was primarily due to $7.1 million of lower technology costs, primarily due to restructuring charges taken on direct-to-consumer cloud-based software attributable to continuing operations in 2023, lower audit, legal and consulting fees of $4.6 million as a result of business downsizing and cost rationalization, a $2.7 million reduction in severance expense, a $3.1 million decrease in China JV expense due to cost cuts and nonrecurring transaction expenses in 2023, lower stock-based compensation expense of $2.3 million and payroll expense of $0.8 million due to headcount reductions, and a $2.3 million decrease in insurance expense due to the renegotiation of our insurance policies.

Impairments
The decrease in impairments, compared to the prior year comparative period, was primarily due to impairment charges in the prior year comparative period of $143.9 million on Playboy-branded trademarks, Honey Birdette’s trade names and goodwill, $8.7 million in impairments of certain licensing contracts, and $2.3 million in impairments of certain Honey Birdette right-of-use assets and related leasehold improvements, partly offset by impairment charges of $2.4 million and $1.4 million on our artwork held for sale in the first and fourth quarters of 2024, respectively, $0.6 million on our corporate leases in the second quarter of 2024, $17.0 million on our goodwill for Digital Subscriptions and Content and $4.7 million of impairment charges related to our internally developed software in the third quarter of 2024.
Other Operating Expense, Net
The decrease in other operating expense, net, compared to the prior year comparative period, was primarily due to a $0.4 million loss on sale of assets, including our artwork held for sale, in 2024, and a $0.3 million gain on the sale of crypto assets during the year ended December 31, 2023, partly offset by a $0.7 million loss from settlement of a promissory note recognized in 2023 and other miscellaneous items.
Nonoperating (Expense) Income
Interest Expense
The increase in interest expense, compared to the prior year comparative period, was primarily due to higher interest rates on our senior secured debt in 2024 compared to the prior year comparative period.
Gain on Extinguishment of Debt
Gain on extinguishment of debt for the year ended December 31, 2023 represents a $6.1 million gain due to the partial extinguishment of debt upon the amendment and restatement of our senior secured debt credit agreement in 2023, net of a $1.8 million loss recorded in 2023 due to the partial extinguishment of debt related to $45 million of prepayments of such senior debt.
Fair Value Remeasurement Gain
Fair value remeasurement gain for the year ended December 31, 2023 represented the remeasurement of our mandatorily redeemable preferred stock liability to its fair value in 2023, which was exchanged (and thereby eliminated) in connection with our A&R Credit Agreement for our senior secured debt in the second quarter of 2023.
Other (Expense) Income, Net
The change in other income (expense), net from net income in 2023 to net expense in 2024 was primarily due to unrealized foreign exchange losses in relation to Honey Birdette’s foreign operations as well as certain of our Chinese licenses denominated in foreign currency.
(Expense) Benefit from Income Taxes
The change from benefit from income taxes to income tax expense as compared to the prior year comparative period was primarily driven by lower pretax book loss, a change in valuation allowance due to a reduction in net indefinite-lived deferred tax liabilities, and increased foreign Subpart F income in the year ended December 31, 2024.

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
In addition to adjusting for non-cash stock-based compensation, non-cash charges for the fair value remeasurements of certain liabilities and non-recurring non-cash impairments, asset write-downs and inventory reserve charges, we typically adjust for nonoperating expenses and income, such as nonrecurring special projects, including for related consultant expenses, nonrecurring gain on the sale of assets, expenses associated with financing activities, and reorganization and severance expenses that result from the elimination or rightsizing of specific business activities or operations.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(79,397)	$(180,418)
Adjusted for:
Income from discontinued operations, net of tax	—	(6,030)
Net loss from continuing operations	(79,397)	(186,448)
Adjusted for:
Interest expense	23,689	23,293
Gain on extinguishment of debt	—	(6,133)
Expense (benefit) from income taxes	3,148	(13,770)
Depreciation and amortization	7,007	7,199
EBITDA	(45,553)	(175,859)
Adjusted for:
Stock-based compensation	7,311	9,597
Impairments	26,078	154,884
Mandatorily redeemable preferred stock fair value remeasurement	—	(6,505)
Recognition of prepaid royalty guarantees	—	(5,084)
Write-down of capitalized software	—	5,051
Inventory reserve charges	—	3,637
Adjustments	5,911	6,979
Adjusted EBITDA	$(6,253)	$(7,300)
•Impairments for the year ended December 31, 2024 relate to impairment charges on our artwork held for sale, corporate leases and assets related to our Digital Subscriptions and Content business.

•Impairments for the year ended December 31, 2023 relate primarily to the impairments of intangible assets, including goodwill, and impairments on certain of our licensing contracts, and impairments of certain Honey Birdette right-of-use assets and related leasehold improvements.
•Mandatorily redeemable preferred stock fair value remeasurement for the year ended December 31, 2023 relates to the fair value remeasurement, non-cash fair value gain of the liability for such preferred stock.
•Recognition of prepaid royalty guarantees for the year ended December 31, 2023 relates to $5.1 million of prepaid royalty guarantees recognized as revenue in connection with termination of a licensing contract in the fourth quarter of 2023.
•Write-down of capitalized software for the year ended December 31, 2023 relates to restructuring charges taken on direct-to-consumer cloud-based software in the first and fourth quarters of 2023, excluding costs related to discontinued operations.
•Inventory reserve charges for the year ended December 31, 2023 relate to non-cash inventory reserve charges, excluding certain ordinary inventory reserve items, recorded in the first quarter of 2023 to reflect the restructuring of the Playboy Direct-to-Consumer business.
•Adjustments for the year ended December 31, 2024 are primarily related to non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable with respect to a past acquisition that remained unsettled as of December 31, 2024, loss on the sale of artwork, consulting, advisory and other costs relating to corporate transactions and other strategic opportunities as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.
•Adjustments for the year ended December 31, 2023 are related to non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable with respect to a past acquisition that remained unsettled as of December 31, 2023, consulting, advisory and other costs relating to corporate transactions and other strategic opportunities, as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.

Segments
During the year ended December 31, 2024 and as of December 31, 2024, we had three reportable segments: Direct-to-Consumer, Licensing, and Digital Subscriptions and Content. The Direct-to-Consumer segment derives revenue from sales of consumer products sold online direct-to-customer or at brick-and-mortar retail stores through our lingerie business, Honey Birdette, with 54 stores in three countries as of December 31, 2024. The TLA and Yandy direct-to-consumer businesses met the criteria for discontinued operations classification as of December 31, 2023 (refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details). Therefore, they were excluded from the table below and classified as discontinued operations in our consolidated statements of operations for the year ended December 31, 2023. Our Licensing segment includes the licensing of one or more of our trademarks, our Playboy retail platform operations effective July 2023, and/or images for consumer products and online and location-based entertainment businesses. Our Digital Subscriptions and Content segment includes the production, marketing and sales of programming under the Playboy brand name, which is distributed through various channels, including domestic and international television, sales of creator content offerings and memberships to consumers through the Playboy Club on playboy.com, as well as events and sponsorships.
In the fourth quarter of 2024, the Company entered into a License & Management Agreement (the “LMA”) with Byborg to license intellectual property and certain Playboy digital assets for $300.0 million in minimum guaranteed payments over the initial 15-year term of the license, which began January 1, 2025. As a result, Licensing operations will include revenue from the LMA with Byborg as of January 1, 2025.
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. Total asset information is not included in the tables below as it is not provided to and reviewed by our CODM. The “All Other” line items in the tables below are miscellaneous in nature and do not relate to the previously identified reportable segments disclosed herein. These segments do not meet the quantitative threshold for determining reportable segments. The “Corporate” line item in the tables below includes certain operating expenses that are not allocated to the reporting segments presented to our CODM. These expenses include legal, human resources, accounting/finance, information technology and facilities. The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

“Adjusted Operating Income (Loss)” is defined as operating income or loss adjusted for stock-based compensation and other special items determined by management. Adjusted operating loss is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of adjusted operating loss provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, investors should be aware that when evaluating adjusted operating loss, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Our computation of adjusted operating loss may not be comparable to other similarly titled measures computed by other companies, because not all companies may calculate adjusted operating loss in the same fashion.
In addition to adjusting for non-cash stock-based compensation, non-cash charges for the fair value remeasurements of certain liabilities and nonrecurring non-cash impairments, asset write-downs and inventory reserve charges, we typically adjust for nonrecurring special projects, including for related consultant expenses, nonrecurring gain on the sale of assets, expenses associated with financing activities, and reorganization and severance expenses that result from the elimination or rightsizing of specific business activities or operations.
Because of the limitations described above, adjusted operating loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted operating loss on a supplemental basis. Investors should review the reconciliation of operating loss to adjusted operating loss below and not rely on any single financial measure to evaluate our business.
The following table reconciles Operating (Loss) Income to Adjusted Operating (Loss) Income by reportable segment (in thousands):

	Year Ended December 31, 2024
	Direct-to-Consumer	Licensing	Digital Subscriptions and Content	Corporate	All Other	Total
Operating (loss) income	$(2,286)	$14,396	$(27,150)	$(35,810)	$12	$(50,838)
Adjusted for:
Depreciation and amortization	3,583	—	2,705	719	—	7,007
Stock-based compensation	—	—	3,623	3,688	—	7,311
Impairments	—	—	21,706	4,372	—	26,078
Adjustments	1,398	152	720	3,641	—	5,911
Adjusted operating income (loss)	$2,695	$14,548	$1,604	$(23,390)	$12	$(4,531)

	Year Ended December 31, 2023
	Direct-to-Consumer	Licensing	Digital Subscriptions and Content	Corporate	All Other	Total
Operating loss	$(98,886)	$(46,898)	$(1,730)	$(42,842)	$(13)	$(190,369)
Adjusted for:
Depreciation and amortization	3,669	—	2,740	790	—	7,199
Stock-based compensation	—	—	629	8,968	—	9,597
Impairments	74,913	79,971	—	—	—	154,884
Recognition of prepaid royalty guarantees	—	(5,084)	—	—	—	(5,084)
Write-down of capitalized software	5,051	—	—	—	—	5,051
Inventory reserve charges	3,637	—	—	—	—	3,637
Adjustments	1,156	1,531	828	3,464	—	6,979
Adjusted operating (loss) income	$(10,460)	$29,520	$2,467	$(29,620)	$(13)	$(8,106)
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for descriptions of the adjustments to reconcile net income to Adjusted EBITDA, certain of which adjustments are listed in the table above and the descriptions used for the reconciliation of net income to Adjusted EBITDA are also applicable for the table above.

Direct-to-Consumer

Net Revenues and Gross Margin: Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Direct-to-Consumer segment from 2023 to 2024.

Operating Loss: The decrease in operating loss, compared to the prior year comparative period, was primarily due to non-cash impairment charges in the prior year comparative period of $72.6 million on certain of our intangible assets (including goodwill), a $2.3 million impairment on certain Honey Birdette right-of-use assets and related leasehold improvements, an increase of $7.7 million of gross profit, $7.1 million of lower technology costs, primarily due to restructuring charges taken on direct-to-consumer cloud-based software attributable to continuing operations in 2023, lower payroll expense of $4.0 million, of which $2.2 million was due to the transition of Playboy’s e-commerce site from our ownership and operation to a licensed business model in the third quarter of 2023, and $1.6 million in reduced marketing spend related to our discontinued e-commerce site.
Adjusted Operating Income (Loss): The change from adjusted operating loss in the prior year comparative period to adjusted operating income in 2024 was primarily due to an improvement in Honey Birdette’s gross margin, largely due to a reduction in inventory reserve charges, as well as reductions in selling and administrative expenses, reflecting cost optimization as we continue to pursue a capital-light business model.
Licensing
Net Revenues and Gross Margin: Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Licensing segment from 2023 to 2024.

Operating Income: The change from operating loss in the prior year comparative period to operating income in 2024 was primarily due to $71.3 million of non-cash impairment charges on our trademarks and the $8.7 million impairment of certain licensing contracts in the prior year comparative period, a $3.1 million decrease in China JV expenses, out of which $1.5 million was due to organizational expenses incurred in the prior year comparative period, and a $3.0 million reduction in legal expenses, partly offset by a $24.8 million decrease in licensing gross profit, resulting from lower revenues and commission accrual reversals in the prior period.
Adjusted Operating Income: The decrease in adjusted operating income, compared to the prior year comparative period, was primarily due to a decrease in licensing gross profit, largely due to the termination of two China licensing agreements in the fourth quarter of 2023.
Digital Subscriptions and Content
Net Revenues and Gross Margin: Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Digital Subscriptions and Content segment from 2023 to 2024.
Operating Loss: The increase in operating loss, compared to the prior year comparative period, was primarily attributable to impairment charges of $17.0 million on our goodwill in the third quarter of 2024, impairment charges of $4.7 million related to our internally developed software in the third quarter of 2024, a $3.0 million increase in stock-based compensation and a $2.3 million increase in payroll expenses as we recruited a new digital leadership team to revamp our digital business in the first half of 2024, and a $1.7 million increase in selling and administrative expenses related to our creator platform, partly offset by a $3.4 million increase in gross profit.
Adjusted Operating Income: The decrease in adjusted operating income, compared to the prior year comparative period, was primarily attributable to higher expenses related to our creator platform, as we recruited a new digital leadership team to revamp our digital business in the first half of 2024.
Corporate
The decrease in corporate expenses, compared to the prior year comparative period, was primarily due to a $5.3 million decrease in stock-based compensation expense, a decrease of $2.2 million in insurance expense, a decrease of $2.2 million in audit and consulting services as a result of business downsizing and cost rationalization, a $0.7 million decrease in payroll expenses due to headcount reductions, and a $1.0 million decrease in severance costs, partly offset by impairment charges of $2.4 million and $1.4 million on our artwork held for sale in the first and fourth quarters of 2024, respectively, and $0.6 million on our corporate leases in the second quarter of 2024.
The decrease in adjusted corporate expenses, compared to the prior year comparative period, was primarily due to lower insurance costs and a decrease in audit and consulting expenses, reflecting ongoing cost rationalization.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of liquidity are cash generated from operating activities, which primarily includes cash derived from revenue generating activities, from financing activities, including proceeds from our issuance of debt and stock offerings (as described further below), and from investing activities, which included the sale of assets (as described further below). As of December 31, 2024, our principal source of liquidity was unrestricted cash in the amount of $30.9 million, which is primarily held in operating and deposit accounts.
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
On April 4, 2023, we completed the sale of our wholly-owned subsidiary, Yandy Enterprises, LLC (the “Yandy Sale”) to an unaffiliated, third-party buyer. The consideration we received for the Yandy Sale consisted of $1.0 million in cash and a $2.0 million secured promissory note payable over three years (which note was then settled in the third quarter of 2023 for a cash payment to us of $1.3 million).
On November 3, 2023, we completed the sale of TLA Acquisition Corp. (“TLA”) to an unaffiliated, third-party buyer for approximately $13.5 million in cash (the “Purchase Price”). Approximately $2.1 million of the Purchase Price was placed into a short-term escrow account at the closing of the TLA sale in connection with a post-closing working capital adjustment, certain possible indemnification claims payable by us and for certain post-closing items to be completed by us. As of the date of this Annual Report on Form 10-K, such escrow funds had been released to us in full.
In November 2023, we also sold a small amount of our art assets, and we continued the sale of our art assets in 2024.
On November 5, 2024, we issued 14,900,000 unregistered shares of our common stock in a private placement to a third-party investor, at a price of $1.50 per share, for total proceeds to us of $22.4 million.
On November 11, 2024, we entered into Amendment No. 3 (“A&R Third Amendment”) to the A&R Credit Agreement (defined below), pursuant to which the terms of the A&R Credit Agreement were amended to, among other things, (a) amend the interest rate margin applicable to the Tranche A and Tranche B loans (each defined below), including that the interest rate margin for both Tranche A and Tranche B loans will be 6.25%, plus a 0.10% credit spread adjustment, above the Secured Overnight Financing Rate), (b) amend the definition of “Financial Covenant Sunset Date” to reduce the dollar threshold therein from $100,000,000 to $75,000,000 and to make certain other changes, (c) provide for quarterly amortization payments for the Tranche A and Tranche B loans, amounting on an annualized basis to 1% of the total outstanding principal balance of such loans as of closing of the A&R Third Amendment, commencing with the quarter ending December 31, 2025, and (d) provide for a reduction in the outstanding principal amount of Tranche A and Tranche B loans to approximately $153.1 million in the aggregate in exchange for 28,000.00001 shares of Series B Convertible Preferred Stock, as described below.
On December 14, 2024, we entered into a Securities Purchase Agreement (the “December SPA”) with The Million S.a.r.l. (the “Purchaser”), a wholly-owned subsidiary of Byborg, pursuant to which we agreed to sell to the Purchaser 16,956,842 shares of our common stock at a price of $1.50 per share, subject to the approval of such sale and issuance of such shares by our stockholders. The closing of the sale and issuance of shares pursuant to the December SPA is expected to occur by the end of the first quarter of 2025 and result in aggregate proceeds to us of approximately $25.4 million.
Pursuant to the LMA entered into in December 2024, Byborg agreed to operate our Playboy Plus, Playboy TV (digital and linear) and Playboy Club businesses and to license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. Pursuant to the LMA, Byborg was also granted exclusive rights to use Playboy trademarks for certain new adult content services and digital products to be developed. The LMA has an initial term of 15 years, with the operations and license rights pursuant to the LMA commencing as of January 1, 2025, and the possibility for up to nine renewal terms of 10 years each, subject to the terms and conditions set forth in the LMA. Pursuant to the LMA, starting in 2025, Playboy will receive minimum guaranteed royalties of $20 million per year of the term, to be paid in installments during each year. In addition, Byborg will prepay the minimum guaranteed amount for the second half of year 15 of the initial term of the LMA. Playboy is also entitled to receive Excess Royalties from the businesses licensed and operated by Byborg, on the terms and conditions set forth in the LMA.

Due to challenging economic conditions in China, collections from certain of our Chinese licensees slowed significantly in 2022 and 2023, leading us to renegotiate terms of, or terminate, certain licenses in October 2023. We have replaced certain terminated licensees with new licensees in China. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets.
Since going public in 2021, we have yet to generate operating income from our core business operations and have incurred significant operating losses, including $50.8 million of operating losses for the year ended December 31, 2024. We expect our capital expenditures and working capital requirements in 2025 to be largely consistent with 2024.
Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity will be sufficient to meet our obligations as they become due under the A&R Credit Agreement and our other obligations for at least one year following the date of the filing of this Annual Report on Form 10-K. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse changes in our circumstances or unforeseen events, or fund growth opportunities. However, in the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.
Debt
On February 17, 2023, we entered into Amendment No. 4 (the “Fourth Amendment”) to our senior secured Credit and Guaranty Agreement, dated as of May 25, 2021 (as previously amended on August 11, 2021, August 8, 2022, December 6, 2022, and as further amended by the Fourth Amendment, the “Credit Agreement”), which among other things: (i) required that the mandatory prepayment of 80% of our equity offering proceeds apply only to our $50 million rights offering completed in February 2023 (thereby reducing the applicable prepayment cap to $40 million), (ii) required an additional $5 million prepayment by us as a condition to completing the Fourth Amendment, and (iii) reduced the prepayment threshold for waiving our Total Net Leverage Ratio financial covenant through June 30, 2024 to $70 million (from the prior $75 million prepayment threshold). Such $70 million of prepayments were achieved by us through the combination of a $25 million prepayment in December 2022, a $40 million prepayment made in connection with our rights offering in February 2023, and an additional $5 million prepayment made at the completion of the Fourth Amendment.
As a result of the prepayments described above, we obtained a waiver of the Total Net Leverage Ratio covenant through the second quarter of 2024, eliminated the cash maintenance covenants, eliminated the lenders’ board observer rights and eliminated applicable additional margin which had previously been provided for under the Credit Agreement, as amended.
On April 4, 2023, we entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”) to permit, among other things, the Yandy Sale, and that the proceeds of such sale would not be required to prepay the loans under the Credit Agreement (as amended through the Fifth Amendment); provided that at least 30% of the consideration for the Yandy Sale was paid in cash.
On May 10, 2023 (the “Restatement Date”), we entered into an amendment and restatement of the Credit Agreement for our senior secured debt (the “A&R Credit Agreement”) to reduce the interest rate applicable to our senior secured debt and the implied interest rate on our then outstanding Series A Preferred Stock, exchange (and thereby eliminate) our then outstanding Series A Preferred Stock, and obtain additional covenant relief and funding.
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
On November 11, 2024, we entered into the A&R Third Amendment, which provides for, among other things:
•reducing the outstanding aggregate A&R Term Loan amounts under the A&R Credit Agreement from approximately $218.4 million to approximately $153.1 million in exchange for $28 million of Series B Convertible Preferred Stock, which was issued pursuant to the Exchange Agreement between the Company and the lenders party to the A&R Third Amendment;
•resetting the interest rate margin for both Tranche A and Tranche B term loans to the same rate of SOFR, plus a 0.10% credit spread adjustment, plus 6.25% (with corresponding changes necessary so that all but 1.00% of the interest rate margin can be paid in-kind); and
•applying amortization of 1% per year to all loans under the A&R Credit Agreement, which is to be paid quarterly starting in the fourth quarter of 2025.
The other terms of the A&R Credit Agreement prior to the A&R Third Amendment remain substantially unchanged, and the new terms were effective as of November 13, 2024 (the date 28,000.00001 shares were issued to the lenders in exchange for the debt reduction pursuant to the closing of the Exchange Agreement). The Series B Convertible Preferred Stock includes a 12% annual dividend rate, which will commence accruing as of May 13, 2025, and which dividends are payable in cash or in-kind, solely at our discretion. We have the right to redeem for cash (at any time) or convert the Series B Convertible Preferred Stock at any time, provided that the five-day volume-weighted average price of PLBY common stock is $1.50 or above, with a conversion price floor of $1.50 and a cap of $4.50.

We performed an assessment of the A&R Third Amendment, on a lender-by-lender basis, and determined that the transaction met the criteria for a troubled debt restructuring (“TDR”) under ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”), as we were experiencing financial constraints and the lenders granted a concession. However, the total future cash payments under the new terms exceeded the carrying amount of our senior secured debt at the date of transaction, therefore, no adjustment to the carrying amount of the debt was made. Instead, we calculated a new effective interest rate (“EIR”) based on the revised terms of the debt. The senior secured debt is then amortized over the remaining term of the debt using the new EIR, with interest expense recognized based on such rate in future periods. Third party fees of $0.5 million incurred in connection with the A&R Third Amendment were recorded in Other (expense) income, net in the consolidated statements of operations for the year ended December 31, 2024.
The stated interest rate of Tranche A and Tranche B term loans as of December 31, 2024 was 11.01%. The stated interest rate of Tranche A and Tranche B term loans as of December 31, 2023 was 11.41% and 9.41%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2024 was 1.05% and 4.93%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2023 was 12.03% and 13.27%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of December 31, 2024 and 2023.
On March 12, 2025, we entered into a fourth amendment of the A&R Credit Agreement. Refer to Note 22, Subsequent Events, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for further details.
Leases
Our principal lease commitments are for office space and operations under several noncancellable operating leases with contractual terms expiring from 2025 to 2033. Some of these leases contain renewal options and rent escalations. As of December 31, 2024 and 2023, our fixed lease obligations were $25.5 million and $31.6 million, respectively, with $6.6 million and $7.0 million due in the next 12 months, respectively. For further information on our lease obligations, refer to Note 15, Commitments and Contingencies, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cash Flows
The following table summarizes our cash flows from continuing operations for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Net cash provided by (used in):
Operating activities	$(19,139)	$(42,788)	$23,649	(55)%
Investing activities	(318)	13,060	(13,378)	(102)
Financing activities	21,595	26,184	(4,589)	(18)
Cash Flows from Operating Activities
The decrease in net cash used in operating activities from continuing operations for year ended December 31, 2024 over the prior year comparable period was due to a $107.1 million decrease in net loss from continuing operations, as well as changes in assets and liabilities that had a current period cash flow impact, such as $17.1 million of changes in working capital, partly offset by $100.5 million of changes in non-cash charges. The change in assets and liabilities as compared to the prior year comparable period was primarily driven by a $19.8 million change in deferred revenues due to the termination of certain Chinese licensing agreements in the prior year comparative period, a $6.7 million change in accrued agency fees and commissions primarily due to a nonrecurring reversal of commission accrual in the prior year comparative period related to the termination of certain Chinese licensing agreements, a $5.1 million decrease in inventories, net due to reduced purchasing, and a $2.1 million decrease in contract assets due to the timing of licensing payments, partly offset by a $5.6 million increase in accounts receivable due to the timing of royalty collections and modifications of certain trademark licensing contracts, an increase of $5.4 million in prepaid expenses and other assets, a $3.8 million decrease in accounts payable due to the timing of payments, and a $1.8 million decrease in operating lease liabilities. The change in non-cash charges compared to the change in the prior year comparable period was primarily driven by a $128.8 million decrease in non-cash impairment charges, a $8.0 million decrease in inventory reserve charges, and a $2.3 million decrease in stock-based compensation expense, partly offset by a $19.0 million increase in deferred income taxes, a $7.1 million change in fair value remeasurement charges, a $6.1 million change due to extinguishment of debt, $5.1 million of capitalized payment-in-kind interest in 2024, and a $1.4 million increase in the amortization of right of use assets.

Cash Flows from Investing Activities
The decrease in net cash provided by investing activities from continuing operations for the year ended December 31, 2024 over the prior year comparable period was due to $14.3 million of proceeds from the sale of TLA, $1.0 million of proceeds from the Yandy Sale and the $1.3 million repayment of a related promissory note in the prior year comparative period, partly offset by $1.9 million in proceeds from the sale of artwork, and a $1.3 million decrease in purchases of property and equipment.
Cash Flows from Financing Activities
The decrease in net cash provided by financing activities from continuing operations for the year ended December 31, 2024 over the prior year comparable period was due to reduced capital raising transactions in 2024, resulting in $22.2 million of net proceeds from the issuance of common stock in a private placement, while in 2023 we received net proceeds of $13.9 million from our registered direct offering in January of 2023, net proceeds of $47.6 million from our rights offering in February 2023, and gross proceeds of $11.8 million from the amendment and restatement of our senior secured credit agreement in the second quarter of 2023, which were partly offset by a $45.4 million repayment of long-term debt in early 2023 and the repurchase of $1.0 million of our outstanding common stock in the fourth quarter of 2023.

Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. Estimates and judgments used in the preparation of our consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products, economic conditions and other current and future events, such as the impact of international armed conflicts and geopolitical tensions. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following accounting estimates to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.
Licensing Revenue Recognition
We license trademarks under multi-year arrangements with consumer products, online and location-based entertainment businesses. The performance obligation is a license of symbolic IP that provides the customer with a right to access the IP, which represents a stand-ready obligation that is satisfied over time. Under these arrangements, we generally receive an annual nonrefundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. We recognize Excess Royalties only when the annual minimum guarantee is exceeded. Generally, Excess Royalties are recognized when they are earned. Excess Royalties are payable quarterly. As the sales reports from licensees are typically not received until after the close of the reporting period, we follow the variable consideration framework and constraint guidance to estimate the underlying sales volume to recognize Excess Royalties based on historical experience and general economic trends. Historical adjustments to recorded estimates have not been material. We adjust how we account for revenue pursuant to licenses, if collectability on their related billings becomes improbable.
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
Stock-Based Compensation
Our equity awards granted generally consist of stock options, restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). We measure compensation expense for all stock-based payment awards, including stock options, RSUs and PSUs granted to employees, directors, and non-employees, based on the estimated fair value of the awards on the date of grant. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. The fair value of RSU grants is at a price equal to the fair market value of our common stock at the date of grant. Compensation expense associated with our stock options and RSUs is recognized ratably over the employee’s requisite service period.
Our PSUs vest upon achieving each of certain PLBY’s stock price milestones during the contractual vesting period. For milestones that have not been achieved, such PSUs vest over the derived requisite service period and the fair value of such awards is estimated on the grant date using Monte Carlo simulations. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of PLBY’s common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, and (vi) the expected dividend yield. For purposes of calculating stock-based compensation expense, forfeitures are accounted for as they occur.
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

Recent Accounting Pronouncements
Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data
PLBY Group, Inc.
Index to Consolidated Financial Statements
Years Ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
PLBY Group, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PLBY Group, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, mezzanine equity and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Intangible Assets and Goodwill

As described in Notes 1, 2 and 8 to the Company’s consolidated financial statements, goodwill and, indefinite-lived trademarks totaled $36.0 million and $145.7 million as of December 31, 2024, respectively. In the second quarter of 2024, the Company had impairment indicators to its direct-to-consumer business causing the Company to test the recoverability of indefinite-lived trademarks and goodwill as of June 30, 2024. In the third quarter of 2024, the Company had impairment indicators with respect to its creator digital platform on playboy.com due to a decrease in its revenue projections causing the Company to test the recoverability of goodwill and indefinite-lived trademarks as of September 30, 2024. As a result, the Company recognized a write-down of goodwill of $17.0 million during the third quarter of 2024.

We identified the evaluation of goodwill and indefinite-lived trademarks for impairment as a critical audit matter. With respect to goodwill, the determination of the fair value of certain reporting units requires management to determine significant assumptions used in the discounted cash flow valuation model including revenue growth rates and discount rates. With respect to indefinite-lived trademarks, the determination of the fair value requires management to determine significant assumptions used in the discounted cash flow and relief from royalty valuation models including revenue growth rates, royalty rates, and discount rates. Auditing management’s significant assumptions used in the assessment of the recoverability of goodwill and indefinite-lived trademarks involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of projected revenue growth rates, through: (i) evaluating current and historical performance of the identifiable cash flows and (ii) assessing financial projections against external industry data.

•Assessing the reasonableness of royalty rates, through: (i) evaluating the current and historical financial results and (ii) for certain indefinite-lived trademarks, also testing a sample of the royalty rates within the Company’s license arrangements.

•Utilizing professionals with specialized skills and knowledge in valuation to assist in assessing the reasonableness of the royalty rates and discount rates used in the determination of fair values.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

Los Angeles, California

March 13, 2025

PLBY Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Net revenues	$116,135	$142,950
Costs and expenses:
Cost of sales	(41,780)	(54,777)
Selling and administrative expenses	(98,716)	(123,118)
Impairments	(26,078)	(154,884)
Other operating expense, net	(399)	(540)
Total operating expense	(166,973)	(333,319)
Operating loss	(50,838)	(190,369)
Nonoperating (expense) income:
Interest expense	(23,689)	(23,293)
Gain on extinguishment of debt, net	—	6,133
Fair value remeasurement gain	—	6,505
Other (expense) income, net	(1,722)	806
Total nonoperating expense	(25,411)	(9,849)
Loss from continuing operations before income taxes	(76,249)	(200,218)
(Expense) benefit from income taxes	(3,148)	13,770
Net loss from continuing operations	(79,397)	(186,448)
Income from discontinued operations, net of tax	—	6,030
Net loss	(79,397)	(180,418)
Net loss attributable to PLBY Group, Inc.	$(79,397)	$(180,418)
Net loss per share from continuing operations, basic and diluted	$(1.04)	$(2.60)
Net income per share from discontinued operations, basic and diluted	—	0.07
Net loss per share, basic and diluted	$(1.04)	$(2.53)
Weighted average shares used in computing net loss per share, basic and diluted	76,048,609	71,319,437
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(79,397)	$(180,418)
Other comprehensive loss:
Foreign currency translation adjustment	(2,545)	(765)
Other comprehensive loss	(2,545)	(765)
Comprehensive loss	$(81,942)	$(181,183)
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$30,904	$28,120
Restricted cash	100	1,587
Receivables, net of allowance for credit losses	7,271	7,496
Inventories, net	8,922	13,000
Prepaid expenses and other current assets	5,472	7,802
Assets held for sale	4,835	11,692
Total current assets	57,504	69,697
Restricted cash	2,318	1,969
Property and equipment, net	4,871	13,514
Operating right-of-use assets	19,468	25,284
Goodwill	36,007	54,899
Other intangible assets, net	155,973	157,901
Contract assets, net of current portion	7,848	8,716
Other noncurrent assets	715	2,274
Total assets	$284,704	$334,254
Liabilities, Mezzanine Equity and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$10,672	$14,500
Deferred revenues, current portion	9,693	9,205
Long-term debt, current portion	381	304
Operating lease liabilities, current portion	6,624	6,955
Other current liabilities and accrued expenses	28,474	27,967
Total current liabilities	55,844	58,931
Deferred revenues, net of current portion	5,762	4,641
Long-term debt, net of current portion	176,194	190,115
Deferred tax liabilities, net	10,302	9,304
Operating lease liabilities, net of current portion	18,843	24,621
Other noncurrent liabilities	1,837	957
Total liabilities	268,782	288,569
Commitments and contingencies (Note 15)
Mezzanine equity:
Series B convertible preferred stock, $0.0001 par value per share, 28,001 shares authorized, 28,000.00001 issued and outstanding as of December 31, 2024; 0 shares authorized, issued and outstanding as of December 31, 2023	23,861	—
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, 50,000 shares designated Series A preferred stock, of which 0 shares were issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 150,000,000 shares authorized, 92,110,964 shares issued and 89,861,035 shares outstanding at December 31, 2024; 74,783,683 shares issued and 72,533,754 shares outstanding at December 31, 2023	9	7
Treasury stock, at cost: 2,249,929 shares as of December 31, 2024 and 2023	(5,445)	(5,445)
Additional paid-in capital	718,797	690,055
Accumulated other comprehensive loss	(27,455)	(24,910)
Accumulated deficit	(693,637)	(613,814)
Total stockholders’ (deficit) equity	(7,731)	45,893
Total liabilities, mezzanine equity, redeemable noncontrolling interest, and stockholders’ (deficit) equity	$284,704	$334,254

The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Mezzanine Equity		Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Series A Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	—	$—	—	$—	72,533,754	$7	$(5,445)	$690,055	$(24,910)	$(613,814)	$45,893
Issuance of common stock in private placement	—	—	—	—	14,900,000	1	—	22,248	—	—	22,249
Shares issued in connection with preferred shares agreement	28,000.00001	23,044	—	—	—	—	—	—	—	—	—
Shares issued in connection with equity incentive plans	—	—	—	—	2,427,281	1	—	—	—	—	1
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	—	—	7,311	—	—	7,311
Preferred stock accretion	—	817	—	—	—	—	—	(817)	—	—	(817)
Other	—	—	—	—	—	—	—	—	—	(426)	(426)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,545)	—	(2,545)
Net loss	—	—	—	—	—	—	—	—	—	(79,397)	(79,397)
Balance at December 31, 2024	28,000.00001	$23,861	—	$—	89,861,035	$9	$(5,445)	$718,797	$(27,455)	$(693,637)	$(7,731)
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Mezzanine Equity		Stockholders’ Equity
	Series B Convertible Preferred Stock		Series A Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2022	—	$—	50,000	$—	47,037,699	$5	$(4,445)	$617,233	$(24,145)	$(433,396)	$155,252
Issuance of common stock in rights offering	—	—	—	—	19,561,050	2	—	47,600	—	—	47,602
Issuance of common stock in registered direct offering	—	—	—	—	6,357,341	—	—	13,890	—	—	13,890
Exchange of mandatorily redeemable preferred shares	—	—	(50,000)	—	—	—	—	—	—	—	—
Shares issued in connection with equity incentive plans	—	—	—	—	1,124,281	—	—	—	—	—	—
Shares issued pursuant to a license, services and collaboration agreement	—	—	—	—	3,312	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	—	—	11,332	—	—	11,332
Shares repurchased pursuant to the 2022 Stock Repurchase Program	—	—	—	—	(1,549,929)	—	(1,000)	—	—	—	(1,000)
Other comprehensive loss	—	—	—	—	—	—	—	—	(765)	—	(765)
Net loss	—	—	—	—	—	—	—	—	—	(180,418)	(180,418)
Balance at December 31, 2023	—	$—	—	$—	72,533,754	$7	$(5,445)	$690,055	$(24,910)	$(613,814)	$45,893
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(79,397)	$(180,418)
Net loss from continuing operations	$(79,397)	$(186,448)
Income from discontinued operations, net of tax	$—	$6,030
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,007	7,199
Stock-based compensation	7,311	9,597
Fair value remeasurement of liabilities	114	(6,941)
Loss on extinguishment of debt	—	(6,133)
Impairments	26,078	154,884
Amortization of right of use assets	7,037	5,642
Deferred income taxes	968	(18,039)
Inventory reserves	(1,056)	6,935
Amortization of debt premium/discount and issuance costs	2,706	3,242
Capitalized paid-in-kind interest	6,971	1,848
Other, net	1,139	573
Changes in operating assets and liabilities:
Receivables, net	994	6,570
Inventories	4,587	(469)
Contract assets	884	(1,228)
Prepaid expenses and other assets	2,124	7,518
Accounts payable	(3,336)	512
Accrued agency fees and commissions	(215)	(6,884)
Other liabilities and accrued expenses	2,022	1,847
Deferred revenues	1,702	(18,082)
Operating lease liabilities	(7,892)	(6,102)
Other, net	1,113	1,171
Net cash used in operating activities - continuing operations	(19,139)	(42,788)
Net cash used in operating activities - discontinued operations	—	(503)
Net cash used in operating activities	(19,139)	(43,291)
Cash Flows From Investing Activities
Purchases of property and equipment	(2,262)	(3,547)
Proceeds from sale of artwork	1,944	—
Proceeds from promissory note repayment	—	1,290
Proceeds from sale of Yandy	—	1,000
Proceeds from sale of TLA	—	14,317
Net cash (used in) provided by investing activities - continuing operations	(318)	13,060
Net cash used in investing activities - discontinued operations	—	(109)
Net cash (used in) provided by investing activities	(318)	12,951
Cash Flows From Financing Activities
Proceeds from issuance of common stock in private placement, net	22,249	—
Proceeds from issuance of common stock in rights offering, net	—	47,602
Proceeds from issuance of common stock in registered direct offering, net	—	13,890
Repayment of long-term debt	(228)	(45,628)
Proceeds from issuance of long-term debt	—	11,828
Payment of financing costs	—	(508)
Purchase of treasury stock	—	(1,000)
Other	(426)	—
Net cash provided by financing activities - continuing operations	21,595	26,184
Effect of exchange rate changes on cash and cash equivalents	(492)	208
Net decrease in cash and cash equivalents and restricted cash	1,646	(3,948)
Balance, beginning of year	31,676	35,624
Balance, end of year	$33,322	$31,676
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$30,904	$28,120
Restricted cash	2,418	3,556
Total	$33,322	$31,676
The accompanying notes are an integral part of these consolidated financial statements.

PLBY Group, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)
	Year Ended December 31,
	2024	2023
Supplemental Disclosures
Cash paid (refunded) paid for income taxes	$2,046	$(1,753)
Cash paid for interest	$13,033	$17,258
Supplemental Disclosure of Non-cash Activities
Exchange of debt for Series B convertible preferred stock	$23,044	$—
Preferred stock accretion to redemption value	$817	$—
Accrued financing fees	$250	$—
Capitalized stock-based compensation expense	$—	$1,735
Sale of artwork	$751	$—
Purchases of property and equipment	$20	$596
Right-of-use assets in exchange for lease liabilities - continuing operations	$2,312	$4,540
Right-of-use assets in exchange for lease liabilities - discontinued operations	$—	$1,018
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
We have three reportable segments: Direct-to-Consumer, Licensing, and Digital Subscriptions and Content. Refer to Note 21, Segments, for further details.
Basis of Presentation
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
As discussed in Note 3, Assets and Liabilities Held for Sale and Discontinued Operations, the Yandy Enterprises LLC (“Yandy”) and TLA Acquisition Corp. (“TLA”, owner of the Lovers business) disposal groups, which were previously included in the Direct-to-Consumer segment in the prior year comparative period prior to them becoming assets held for sale, were classified as discontinued operations in the consolidated statements of operations for the prior year comparative period presented. The sale of Yandy was completed on April 4, 2023 (the “Yandy Sale”). The sale of TLA was completed on November 3, 2023 (the “TLA Sale”). As of December 31, 2024, we determined that our art assets continued to meet the held for sale criteria and were classified as held for sale in the consolidated balance sheet as of December 31, 2024.
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
We regularly assess these estimates, including but not limited to, valuation of our trademarks and trade names; valuation of our contingent consideration liabilities; valuation of our income taxes; valuation of our only authorized and issued preferred stock; pay-per-view and video-on-demand buys, and monthly subscriptions to our television and digital content; the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; licensing commission accruals; and stock-based compensation expense. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
Concentrations of Business and Credit Risk
We maintain certain cash balances in excess of Federal Deposit Insurance Corporation insured limits. We periodically evaluate the credit worthiness of the financial institutions with which we maintain cash deposits. We have not experienced any losses in such accounts and do not believe that there is any material credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed.
There were no receivables from any individual customers exceeding 10% of our total receivables as of December 31, 2024 and 2023.

The following table represents revenue from our customers exceeding 10% of our total revenue, excluding revenues from discontinued operations:

	Year Ended December 31,
Customer	2024	2023
Customer A (1)	*	16%
_________________
(1) The agreement with this licensee was terminated in the fourth quarter of 2023. Revenue from this customer was recorded in our licensing segment.
*Indicates revenues for the customer did not exceed 10% of our total revenue for the year ended December 31, 2024.

Cash Equivalents
Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.
Restricted Cash
At December 31, 2024 and 2023, restricted cash was primarily related to cash collateralized letters of credit we maintained in connection with the lease of our Los Angeles headquarters and Honey Birdette’s term deposit in relation to its Sydney office lease. The December 31, 2023 restricted cash balance also included cash held in escrow related to the TLA Sale, which had been released to us in full in the second quarter of 2024.
Liquidity Assessment
Our revenues, results of operations and cash flows have been materially adversely impacted by negative macroeconomic factors beginning in the second quarter of 2022 and continuing through 2024. The persistently challenging macroeconomic and retail environments, including reduced consumer spending and increased price sensitivity in discretionary categories, has significantly impacted our licensees’ performance. Our net revenues from continuing operations for the year ended December 31, 2024 decreased by $26.8 million, compared to the year ended December 31, 2023, and this decline, coupled with investments into our digital operations, drove our impairment charge, operating loss and net loss. For the year ended December 31, 2024, we reported an operating loss from continuing operations of $50.8 million, and negative operating cash flows from continuing operations of $19.1 million. As of December 31, 2024, we had approximately $30.9 million in unrestricted cash and cash equivalents. We expect our capital expenditures and working capital requirements in 2025 to be largely consistent with 2024.
As of December 31, 2024, we were in compliance with the covenants under our senior secured credit agreement (including through there being no testing of our Total Net Leverage Ratio (as defined in the A&R Credit Agreement) until the quarter ending June 30, 2026). However, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience further material decreases to net sales and operating cash flows and materially higher operating losses, and could experience difficulty remaining in compliance with such covenants. Refer to Note 10, Debt, for further details regarding the terms of our A&R Credit Agreement and the A&R Term Loans (as such terms are defined in such Note 10).
The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity will be sufficient to meet our obligations as they become due under the A&R Credit Agreement and our other obligations for at least one year following the date of the filing of this Annual Report on Form 10-K. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse changes in our circumstances or unforeseen events, or fund growth opportunities. However, in the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.
Accounts Receivable, Net
Trade receivables are reported at their outstanding unpaid balances, less allowances for expected credit losses. The allowances for expected credit losses are increased by the recognition of bad debt expense and decreased by charge-offs (net of recoveries) or by reversals to income. In determining expected credit losses, we consider our historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. A receivable balance is written off when we deem the balance to be uncollectible. The allowance for expected credit losses was immaterial at December 31, 2024 and 2023.

Inventories
Inventories consist primarily of finished goods and are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, and net realizable value. Inventory reserves are recorded for excess and slow-moving inventory. Our analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value is determined based on historical sales experience on a style-by-style basis. The valuation of inventory could be impacted by changes in public and consumer preferences, demand for product, changes in the buying patterns of both retailers and consumers and inventory management.
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation, except for assets acquired in connection with our business combinations, which are reflected at fair value at the date of combination. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and are immediately expensed for preliminary project activities or post-implementation activities. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The useful life for furniture and equipment ranges from three to seven years and software from two to three years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases. The amortization of leasehold improvements is included in depreciation expense. Repair and maintenance costs are expensed as incurred and major betterments are capitalized. Sales and retirements of property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts, after which any related gains or losses are recognized.
Long-Lived Assets, Indefinite-lived Intangible Assets and Goodwill
The carrying amounts of long-lived assets, including property and equipment, stores, internally developed software, acquired definite-lived intangible assets and right-of-use operating lease assets are periodically reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.
Definite-lived intangible assets include distribution agreements and trade names, which we recognized in connection with our business combinations. Because these assets were recognized as identifiable intangible assets in connection with our previous business combinations, we do not incur costs to renew or extend their terms. All of our definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives.
In the third quarter of 2024, we had impairment indicators with respect to our creator digital platform on playboy.com due to a decrease in its revenue projections, and we determined that its carrying value was not recoverable as of September 30, 2024. As a result, we recognized $4.7 million of impairment charges related to the write-off of its internally developed software during the year ended December 31, 2024. Additionally, we recognized $0.6 million of impairment charges on right-of-use assets pertaining to our corporate leases in the third quarter of 2024. During the year ended 2023, we recorded $2.3 million of impairment charges related to certain Honey Birdette right-of-use assets and related leasehold improvements in the fourth quarter of 2023, and $5.1 million of impairment charges on Honey Birdette’s trade names at the impairment date in the third quarter of 2023
Indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of Playboy-branded trademarks. Our indefinite-lived Playboy-branded trademarks are periodically reviewed for indicators of impairment whenever events or changes in circumstances indicate that the value of these assets may not be recoverable or that the useful life is shorter than originally estimated.
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
In the third quarter of 2024, we had impairment indicators with respect to our indefinite-lived Playboy-branded trademarks, causing us to perform a quantitative impairment test on our indefinite-lived Playboy-branded trademarks as of September 30, 2024. The quantitative test indicated that their carrying value was less than their fair value, thus, no impairment charges to our Playboy-branded trademarks were recognized during the year ended December 31, 2024.
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

In the second quarter of 2023, we experienced declines in revenue and profitability, causing us to test the recoverability of our indefinite-lived assets as of June 30, 2023. The resulting impairment charges on our indefinite-lived Playboy-branded trademarks were $65.5 million at the impairment date in the second quarter of 2023.
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
In the third quarter of 2024, we had declines in our future projected cash flows for Digital Subscriptions and Content, causing us to test our goodwill for impairment as of September 30, 2024. Utilizing the income approach, we performed a quantitative impairment test on goodwill using a discounted cash flow analysis, which determined that the fair value of certain of our reporting units was less than their carrying value. As a result, we recorded $17.0 million of impairment charges to our goodwill at the impairment date in the third quarter of 2024.
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
Leases
We determine if an arrangement is a lease at inception. We determine the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. We use the non-cancelable lease term when recognizing the right-of-use (“ROU”) assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. We account for lease components and non-lease components as a single lease component. Modifications are assessed to determine whether incremental differences result in new contract terms and should be accounted for as a new lease or whether the additional right of use should be included in the original lease and continue to be accounted for with the remaining ROU asset.
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
Direct-To-Consumer Products
We generate revenue from the sale of intimates and other apparel and accessories, primarily through our direct-to-consumer channels (e-commerce sites and brick-and-mortar retail stores). We recognize e-commerce revenue upon delivery of the purchased goods to the buyer as our performance obligation, consisting of the sale of goods, is satisfied at this point in time when control is transferred, and the payment is due when an e-commerce order is made. We recognize retail store revenue at a point in time when a store satisfies a performance obligation and transfers control of the product to the customer, and the payment is due when a store order is made. Our revenue is recognized net of incentives and estimated returns. We periodically offer promotional incentives to customers, including basket promotional code discounts and other credits, that are treated as a reduction of revenue.
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
Licensing
We license trademarks under multi-year arrangements with consumer products, online and location-based entertainment businesses. Typically, the initial contract term ranges between one to ten years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual nonrefundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Annual minimum guarantee amounts are billed quarterly, semi-annually, or annually in advance and these payments do not include a significant financing component. Earned royalties in excess of the minimum guarantee (“Excess Royalties”) are payable quarterly. The performance obligation is a license of symbolic IP that provides the customer with a right to access the IP, which represents a stand-ready obligation that is satisfied over time. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize Excess Royalties only when the annual minimum guarantee is exceeded. Generally, Excess Royalties are recognized when they are earned and the payment is usually due 30 days after the end of each reporting period. In the event that the collection of any royalty becomes materially uncertain or unlikely, we recognize revenue from our licensees up to the cash we have received. As the sales reports from licensees are typically not received until after the close of the reporting period, we follow the variable consideration framework and constraint guidance using the expected value method to estimate the underlying sales volume to recognize Excess Royalties based on historical experience and general economic trends. Historical adjustments to recorded estimates have not been material.
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

Revenues generated from the sales of creator content offerings to consumers via our creator platform on playboy.com are recognized at the point in time when the sale is processed and the payment is due upon sale. Revenues generated from subscriptions to our creator platform and memberships to consumers are recognized ratably over the subscription/membership period. We receive fixed consideration shortly before the start of such subscription/membership periods, which are monthly, quarterly or annual. Revenues generated from events and sponsorships are recognized when the event occurs, and the payment terms vary on a contract by contract basis and usually are based on contract milestones.
We record revenue from sales of our tokenized digital art and collectibles at the point in time when the control is transferred on a gross basis and the payment is due upon sale. We are primarily responsible for fulfillment of the promise, have inventory risk, and have the latitude in establishing pricing and selecting suppliers, among other factors. As such, we determined that we are the principal in these transactions as we have custody and control of our digital assets prior to the sale to the customer, and discretion and latitude in establishing the price.
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
Gift Card Liabilities
We account for gift cards sold to customers by recording a liability in other current liabilities and accrued expenses in our consolidated balance sheets at the time of sale, which is recognized as revenue when redeemed or when we have determined the likelihood of redemption to be remote, referred to as gift card breakage. Depending on the jurisdiction in which we operate, gift cards sold to customers have expiration dates from three to five years from the date of sale, or they do not expire and may be subject to escheatment rights. Our gift card liability totaled $1.7 million, $1.6 million and $1.6 million as of December 31, 2024, 2023 and 2022, respectively. Revenue recognized from unredeemed gift card beginning balances was $0.1 million for the years ended December 31, 2024 and 2023.
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency fees, website expenses, digital platform expenses, marketplace traffic acquisition costs, credit card processing fees, personnel and affiliate costs, including stock-based compensation and costs associated with branding events, customer shipping and handling expenses, fulfillment activity costs, and freight-in expenses, offset by a reversal of related selling and administrative expenses due to settlement at a discount of certain payable balances in 2024.
Selling and Administrative Expenses
Selling and administrative expenses primarily consist of corporate office and retail occupancy costs, personnel costs, including stock-based compensation, and contractor fees for accounting/finance, legal, human resources, information technology and other administrative functions, general marketing and promotional activities and insurance.

Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $4.9 million and $6.0 million for the years ended December 31, 2024 and 2023, respectively, excluding $2.9 million of advertising costs related to discontinued operations for the year ended December 31, 2023. We also have various arrangements with customers pursuant to which we reimburse them for a portion of their advertising costs in the form of co-op marketing which provide advertising benefits to us. The costs that we incur for such advertising costs are recorded as a reduction of revenue.
Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options, restricted stock units and performance stock units granted to employees, directors, and non-employees, based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized ratably in earnings, generally over the period during which the recipient is required to provide service. We adjust compensation expense based on actual forfeitures, as necessary. In the event of a modification to a previously granted award, the incremental cost of the modification is added to the unamortized cost as of the modification date and amortized over the remaining portion of the requisite service period of the modified award.
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
Troubled Debt Restructuring
As per ASC subtopic 470-60, “Troubled Debt Restructuring by Debtors” (“ASC 470-60”), a Troubled Debt Restructuring refers to a situation where the creditor grants concessions to a borrower experiencing financial difficulties. A lender is deemed to have granted a concession if the borrower’s effective interest rate on the restructured debt is less than the effective interest rate of the old debt immediately before the restructuring. Such restructuring is done with the intent to provide relief to the borrower and to maximize the potential for payable recovery by the lender.
In accordance with ASC 470-60, when the total future cash payments under the new terms are less than the carrying amount of the payable at the date of restructuring, the difference between the carrying amount and the total future cash payments is recognized as a gain on troubled debt restructuring in the consolidated financial statements. This gain is recorded immediately in the period the restructuring occurs. If the total future cash payments under the new terms exceed the carrying amount of the debt at the date of restructuring, no adjustment to the carrying amount of the debt is made. Instead, the Company calculates a new effective interest rate (“EIR”) based on the revised terms of the restructured debt. The debt is then amortized over the remaining term of the debt using the new EIR, with interest expense recognized based on such rate in future periods.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive loss represents foreign currency translation adjustment attributable to Honey Birdette operations. Refer to Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were immaterial for the years ended December 31, 2024 and 2023.
Mezzanine Equity

Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted to its redemptions value at each balance sheet date if the instrument is currently redeemable, or probable of becoming redeemable. Our Series B Convertible Preferred Stock, par value $0.0001 per share, issued in connection with the Exchange Agreement, as described in Note 10, Debt, and Note 13, Preferred Stock, is classified as mezzanine equity in our accompanying consolidated financial statements. We elected the accreted redemption value method under which the Series B Convertible Preferred Stock accretes changes in redemption value over the period from the date of issuance (November 13, 2024) to the potential redemption date (December 31, 2027) using the effective interest method. Such adjustments are included in preferred stock accretion on the Series B Convertible Preferred Stock in our Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit) and treated similarly to a dividend on preferred stock in accordance with U.S. GAAP.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss attributable to PLBY Group, Inc. stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. In calculating basic and diluted earnings per share, the Company must allocate earnings to its participating securities with a corresponding reduction in the earnings attributable to common shares under the two-class method. Losses are only allocated to participating securities when the security holders have a contractual obligation to share in the losses of the Company with common stockholders. Because the holders of the Series B Convertible Preferred Stock do not have a contractual obligation to share in the Company’s losses with its common stockholders, the full amount of the Company’s losses for the year ended December 31, 2024 was attributed to the shares of common stock. Thus, the Series B Convertible Preferred Stock discussed in Note 13, Preferred Stock, has not been included in the diluted earnings per share for the year ended December 31, 2024. In calculating diluted earnings per share, the weighted-average number of shares outstanding for the period is increased to include all potentially dilutive securities. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU’s amendments are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU on December 31, 2024, and applied the amendment retrospectively to all periods presented in our consolidated financial statements (refer to Note 21, Segments, for further details).

Accounting Pronouncements Issued but Not Yet Adopted
In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which addresses the accounting and disclosure requirements for certain crypto assets. This ASU requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for all entities holding assets that meet certain scope criteria for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual periods. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of this pronouncement, but we do not expect it to have a material impact on our disclosures and our consolidated financial statements.
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
In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. An entity’s share of earnings or losses from investments accounted for under the equity method is not a relevant expense caption that requires disaggregation. Such ASU’s amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our disclosures and our consolidated financial statements.

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
For cash equivalents, receivables and certain other current assets and liabilities at December 31, 2024 and 2023, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the refinancing of our senior secured debt in May 2021, its restatement in 2023 and subsequent amendments in 2023 and 2024, we believe that its carrying value as of December 31, 2024 and 2023 approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 10, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy. The fair value of our artwork is based on Level 2 inputs, which include market prices obtained from recent auctions of similar works of art, or management’s judgment as to their salable value.

Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(513)	$(513)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(399)	$(399)
There were no transfers of Level 3 financial instruments during the periods presented.
Contingent consideration liability relates to the contingent consideration recorded in connection with our 2021 acquisition of GlowUp Digital Inc. (“GlowUp”), which was acquired to build our creator platform, and represents the fair value for shares which may be still be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of December 31, 2024 and 2023.
We recorded the acquisition-date fair value of these contingent liabilities as part of the consideration transferred. The fair value option was elected for these contingent liabilities, as we believe fair value best reflects the expected future economic value. The fair value of contingent and deferred consideration was estimated using either (i) a Monte Carlo simulation analysis in an option pricing framework, using revenue projections, volatility and stock price as key inputs or (ii) a scenario-based valuation model using probability of payment, certain cost projections, and either discounting (in the case of cash-settled consideration) or stock price (for share-settled consideration) as key inputs. The analysis approach was chosen based on the terms of the purchase agreement and our assessment of appropriate methodology. The contingent payments and value of stock issuances are subsequently remeasured to fair value each reporting date using the same fair value estimation method originally applied with updated estimates and inputs as of December 31, 2024. Fair value change as a result of contingent liabilities fair value remeasurement in 2024 and 2023 was immaterial. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in key inputs described above could have an impact on the payout of contingent consideration.
Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial issuance date), and our subsequent Series A Preferred Stock liability, valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. The fair value option was elected for Series A Preferred Stock liability, as we believe fair value best reflects the expected future economic value. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. In May 2023, in connection with the amendment and restatement of our senior secured credit agreement, the outstanding Series A Preferred Stock was exchanged for debt (and thereby ceased to be outstanding). Refer to Note 10, Debt, for further details. The fair value gain recorded in nonoperating income as a result of remeasurement of the fair value of our Series A Preferred Stock during the year ended December 31, 2023 was $6.5 million. We classified financial liabilities associated with our Series A Preferred Stock as Level 3 due to the lack of relevant observable inputs.
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

The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the year ended December 31, 2024 (in thousands):

Contingent Consideration
Balance at December 31, 2023	$399
Change in fair value and other	114
Balance at December 31, 2024	$513
The decrease in the fair value of the contingent consideration for the year ended December 31, 2024 was primarily due to a decrease in a price per share of our common stock.
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
In the fourth quarter of 2023, we began the sale of artwork assets, but they were not fully disposed of as of December 31, 2023 and 2024, and as such continued to be classified as current assets held for sale in our consolidated balance sheet as of December 31, 2024. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations, for further details.
The assumptions used in measuring fair value of our artwork held for sale are considered Level 2 inputs, which include market prices obtained from recent auctions of similar works of art, or management’s judgment as to their salable value. During the year ended December 31, 2024, we recorded $3.8 million of impairment charges related to our artwork held for sale.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. Generally, the Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, including digital assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions. Recognized losses related to the impairment of our digital assets during the year ended December 31, 2024 and 2023 were immaterial, and the fair value of our digital assets was immaterial as of December 31, 2024 and 2023. The fair value of digital assets held is predominantly based on Level 1 inputs.
We use an income approach, using discounted cash flow and relief from royalty valuation models with Level 3 inputs to measure the fair value of our non-financial assets, including goodwill, indefinite-lived trademarks and definite-lived trade names, and liabilities. With respect to goodwill, key assumptions applied in an income approach using the discounted cash flow valuation model include revenue growth rates and discount rates. With respect to indefinite-lived trademarks, key assumptions used in the income approach and the relief from royalty valuation model include revenue growth rates, royalty rates, and discount rates. With respect to the definite-lived trade names, key assumptions used in the relief from royalty valuation model include revenue growth rates, royalty rates and discount rates. Our cash flow projections represent management’s most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings. Terminal values are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted-average cost of capital and long-term growth rates. Changes in key assumptions, namely discount rates, royalty rates and growth rates, could have an impact on the fair value of our non-financial assets and liabilities. At the impairment date in the third quarter of 2024, we recorded non-cash asset impairment charges related to the write-down of goodwill of $17.0 million. At the impairment date in the fourth quarter of 2023, we recorded impairment charges on our indefinite-lived Playboy-branded trademarks of $5.8 million. At the impairment date in the second quarter of 2023, we recorded non-cash asset impairment charges of $65.5 million related to the write-down of indefinite-lived trademarks and impairment charges of $66.7 million related to the write-down of goodwill and $5.1 million related to trade names and other assets.

The following table provides information regarding significant unobservable inputs used in the valuation of our intangible assets measured and recorded at fair value at the impairment date (dollar amounts in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range
September 30, 2024
Goodwill	$16,084	Discounted cash flow	Revenue growth rate	3.0% - 25.4%
			Discount rate	19.0%
October 31, 2023
Indefinite-lived trademarks	145,087	Multi-period excess earnings method	Revenue growth rate	(39.2)% - 52.4%
			Discount rate	17.0%
		Relief from royalty	Revenue growth rate	(9.9)% - 233.0%
			Royalty rate	7.0%
			Discount rate	17.0% - 30.0%
June 30, 2023
Indefinite-lived trademarks	150,650	Multi-period excess earnings method	Revenue growth rate	(0.6)% - 52.6%
			Discount rate	16.0%
		Relief from royalty	Revenue growth rate	(34.5)% - 200.0%
			Royalty rate	7.0%
			Discount rate	16.0% - 28.0%
Trade names	12,550	Relief from royalty	Revenue growth rate	3.0% - 10.0%
			Royalty rate	3.0%
			Discount rate	17.0%
Goodwill	21,176	Discounted cash flow	Revenue growth rate	3.0% - 10.0%
			Discount rate	14.0%
Series B Convertible Preferred Stock
On November 13, 2024, pursuant to the Exchange Agreement (as defined in Note 10 below), we issued an aggregate of 28,000.00001 shares of a newly created series of our preferred stock, par value $0.0001 per share, designated as “Series B Convertible Preferred Stock” (the “Series B Convertible Preferred Stock”), as consideration in exchange for approximately $6.4 million of Tranche A loans and approximately $58.9 million of Tranche B loans under the A&R Credit Agreement (as such terms are defined in Note, 10, Debt, refer to such Note 10, Debt, for additional details).
The fair value of the Series B Convertible Preferred Stock, initially measured as of November 13, 2024 (the initial issuance date), was estimated using a binomial lattice model in a risk-neutral framework (a special case of the income approach). Considering the conversion feature was out-of-the-money as of the issuance date and the Series B Convertible Preferred Stock is redeemable by us without penalty, we valued the Series B Convertible Preferred Stock as a non-convertible callable note. Specifically, our future yield is modeled using the Black-Derman-Toy interest rate model in a risk-neutral framework. For each modeled future yield, the value of the Series B Convertible Preferred Stock was calculated incorporating any optimal early prepayment/redemption. The value of the Series B Convertible Preferred Stock was then calculated as the probability-weighted present value over all future modeled payoffs.
The Series B Convertible Preferred Stock was classified as mezzanine equity in the consolidated balance sheet as of December 31, 2024. No subsequent fair value remeasurement is required.
We classified our Series B Convertible Preferred Stock as Level 3 due to the lack of relevant observable inputs. The following table provides information regarding significant unobservable inputs used in the valuation of our Series B Convertible Preferred Stock measured and recorded at fair value at the measurement date:

	Fair Value per Share	Unobservable Inputs	Value
November 13, 2024	$823	Yield volatility	40.0%
		Risk-free rate	4.30%
		Credit spread	11.0%

3. Assets and Liabilities Held for Sale and Discontinued Operations
On April 4, 2023, we completed the sale of Yandy to an unaffiliated, private, third-party buyer (“Yandy Buyer”). The consideration paid by the Yandy Buyer for the Yandy Sale consisted of $1 million in cash and a $2 million secured promissory note, which accrued interest at 8% per annum, was payable over three years and was secured by substantially all the assets of Yandy and the Yandy Buyer’s interests in Yandy. The sale resulted in a loss of $0.3 million before income taxes. Transaction expenses incurred in connection with the sale were immaterial. In connection with the Yandy Sale, on April 4, 2023, we entered into a sublease agreement with Yandy (under its new ownership by Yandy Buyer) for Yandy’s warehouse on substantively the same terms as the original lease. As a result, Yandy’s warehouse right of use assets and related lease liabilities, including leasehold improvements associated with the lease, remained on our consolidated balance sheet as of December 31, 2024 and 2023.
On October 3, 2023, we entered into a Stock Purchase Agreement (the “SPA”) with LV Holding, LLC (“TLA Buyer”) for the TLA Sale. We closed the TLA Sale on November 3, 2023. Pursuant to the terms and subject to the conditions set forth in the SPA, TLA Buyer acquired from Playboy Enterprises, Inc., our wholly-owned subsidiary and the holder of all equity of TLA (“Seller”), all of the issued and outstanding equity interests of TLA, which held and operated the Lovers business, for approximately $13.5 million in cash (the “Purchase Price”). We also received approximately $0.8 million as part of a working capital adjustment following closing of the TLA Sale. Approximately $2.1 million of the Purchase Price was placed into a short-term escrow account at the closing of the TLA Sale in connection with a post-closing working capital adjustment, certain possible indemnification claims payable by the Seller and for certain post-closing items to be completed by Seller. The TLA Sale resulted in a gain of $7.7 million before income taxes.
For the year ended December 31, 2023, Yandy and TLA disposal groups met the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as discontinued operations for the year ended December 31, 2023, as the divestiture of Yandy and TLA in the aggregate represented a strategic shift that had a major effect on our operations and financial results.
In the fourth quarter of 2023, in further pursuit of a capital-light business model and to release additional working capital, we initiated the sale of certain pieces of our artwork at auction, but they were not fully disposed of as of December 31, 2023 and 2024. As of December 31, 2024 and 2023, unsold artwork assets met the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as current assets held for sale in our consolidated balance sheets as of December 31, 2024 and 2023.
During the year ended December 31, 2024, we sold certain pieces of our artwork held for sale for $2.7 million, recording a $0.4 million loss on sale. Additionally, we recorded a $3.8 million impairment charge on our artwork for 2024.
In the fourth quarter of 2024, we decided to retain our Honey Birdette business and to not pursue strategic alternatives for it following recent improvements in our financial position. Honey Birdette’s assets and liabilities did not meet the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2024 and 2023. Honey Birdette’s operations are included in our continuing operations in our consolidated statement of operations for all periods presented.

The following table summarizes the components of income from discontinued operations, net of tax in the accompanying consolidated statements of operations for the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Net revenues	$39,564
Costs and expenses:
Cost of sales	(17,931)
Selling and administrative expenses	(21,097)
Impairments	—
Total operating expense	(39,028)
Operating income	536
Nonoperating income:
Other income	77
Total nonoperating income	77
Income from discontinued operations	613
Gain on dispositions, net before income taxes	7,489
Income from discontinued operations before income taxes	8,102
Expense from income taxes	(2,072)
Income from discontinued operations, net of tax	$6,030

4. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract liabilities are classified as deferred revenue in the consolidated balance sheets as of December 31, 2024 and 2023.
The following table summarizes our contract assets and certain contract liabilities (in thousands). Such table excludes $4.2 million of accounts receivable included in assets held for sale in the consolidated balance sheets as of December 31, 2022, and $0.3 million of contract liabilities included in liabilities held for sale in the consolidated balance sheets as of December 31, 2022. Refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations.

	December 31,
	2024	2023	2022
Accounts receivable	$7,271	$7,496	$14,214
Contract Balances:
Contract assets, current portion	$1,531	$1,547	$2,559
Contract assets, net of current portion	7,848	8,716	13,680
Contract liabilities, current portion	(9,693)	(9,205)	(10,480)
Contract liabilities, net of current portion	(5,762)	(4,641)	(21,406)
Contract liabilities, net	$(6,076)	$(3,583)	$(15,647)

The following table provides a roll-forward of our netted contract assets and contract liabilities from continuing operations (in thousands):

Contract Liabilities, Net
Balance at December 31, 2022	$(15,647)
Revenues recognized that were included in gross contract liabilities at December 31, 2022 (1)	41,919
Contract assets reclassified to accounts receivable in 2023	(30,295)
Cash received in advance since prior year and remained in net contract liabilities at December 31, 2023	(5,170)
Contract impairments, modifications and terminations in 2023	5,610
Balance at December 31, 2023	$(3,583)
Revenues recognized that were included in gross contract liabilities at December 31, 2023	25,977
Contract assets reclassified to accounts receivable in 2024	(25,111)
Cash received in advance since prior year and remains in net contract liabilities at December 31, 2024	(3,936)
Billed but unearned revenue that remains in net contract liabilities at 2024	(110)
Contract modifications and terminations in 2024	687
Balance at December 31, 2024	$(6,076)
_________________ (1) Includes $5.1 million of revenue recognized from prepaid royalty guarantees in connection with a licensing contract terminated in the fourth quarter of 2023.
Future Performance Obligations
As of December 31, 2024, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $79.3 million, of which $72.2 million relates to trademark licensing, $5.5 million relates to digital subscriptions and content, and $1.6 million relates to direct-to-consumer products. Due to challenging economic conditions in China, collections from certain Chinese licensees there have slowed significantly. Future contract modifications and collectability issues could further impact the revenue recognized against our ongoing contract assets.
In the fourth quarter of 2024, we entered into a licensing agreement with Byborg Enterprises SA (“Byborg”) to license digital intellectual property and select Playboy digital assets for $300.0 million in minimum guaranteed payments over the initial 15-year term of the license, which began as of January 1, 2025. As a result, Licensing operations will include revenues from licensing Playboy Club, Playboy Plus and Playboy businesses to Byborg effective January 1, 2025.
Unrecognized revenue of the trademark licensing revenue stream will be recognized over the next ten years, of which 93% will be recognized in the first five years. Such unrecognized revenue does not include variable consideration determined based on the customer’s subsequent sale or usage. Unrecognized revenue of the digital subscriptions and products revenue stream will be recognized over the next five years, of which 56% will be recognized in the first year.
Disaggregation of Revenue
The following table disaggregates revenue from continuing operations by type (in thousands):

	Year Ended December 31, 2024
	Licensing	Direct-to- Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$24,552	$—	$—	$—	$24,552
Digital subscriptions and products	—	—	15,066	—	15,066
TV and cable programming	—	—	6,788	—	6,788
Consumer products	—	69,729	—	—	69,729
Total revenues	$24,552	$69,729	$21,854	$—	$116,135

	Year Ended December 31, 2023
	Licensing	Direct-to- Consumer	Digital Subscriptions and Content	Other	Total
Trademark licensing	$44,292	$—	$—	$—	$44,292
Digital subscriptions and products	—	—	12,923	4	12,927
TV and cable programming	—	—	7,747	—	7,747
Consumer products	—	77,984	—	—	77,984
Total revenues	$44,292	$77,984	$20,670	$4	$142,950
The following table disaggregates revenue from continuing operations by point in time versus over time (in thousands):

	Year Ended December 31,
	2024	2023
Point in time	$75,752	$82,395
Over time	40,383	60,555
Total revenues	$116,135	$142,950

5. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (first-in, first-out) and net realizable value (in thousands):

	December 31,
	2024	2023
Editorial and other pre-publication costs	$59	$242
Merchandise finished goods	8,863	12,758
Total	$8,922	$13,000
At December 31, 2024 and 2023, reserves for slow-moving and obsolete inventory amounted to $4.2 million and $5.5 million, respectively.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are set forth in the table below (in thousands):

	December 31,
	2024	2023
Contract assets, current portion	$1,531	$1,547
Prepaid software	689	1,488
Prepaid insurance	772	858
Promissory note receivable	40	1,632
Other	2,440	2,277
Total	$5,472	$7,802
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

7. Property and Equipment, Net
Property and equipment, net is set forth in the table below (in thousands):

	December 31,
	2024	2023
Internally developed software	$7,479	$10,812
Leasehold improvements	9,759	10,682
Equipment	3,743	3,747
Furniture and fixtures	1,810	1,932
Construction in progress	260	692
Total property and equipment, gross	23,051	27,865
Less: accumulated depreciation	(18,180)	(14,351)
Total	$4,871	$13,514
The aggregate depreciation expense related to property and equipment, net was $5.5 million and $5.4 million for the years ended December 31, 2024 and 2023, respectively. Depreciation expense related to property and equipment attributable to discontinued operations for the year ended December 31, 2023 was immaterial.

8. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of $145.7 million and $145.1 million of Playboy-branded trademarks as of December 31, 2024 and 2023, respectively. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs capitalized during the years ended December 31, 2024 and 2023 were immaterial.
As a result of ongoing impacts to our revenue, including declines in consumer demand and discontinued operations, we recorded non-cash asset impairment charges, at the impairment date in the third quarter of 2024, related to the write-down of goodwill of $17.0 million. In the fourth quarter of 2023, we experienced declines in revenue related to the termination of licensing agreements with certain Chinese licensees due to material, uncured breaches resulting in collectability issues. As a result, we recognized $5.8 million of impairment charges on our indefinite-lived Playboy-branded trademarks at the impairment date in the fourth quarter of 2023. At the impairment date in the second quarter of 2023, we recorded non-cash asset impairment charges of $65.5 million related to the write-down of our indefinite-lived trademarks, of $66.7 million related to the write-down of goodwill and of $5.1 million related to trade names and other assets.
The table below summarizes our intangible assets, net (in thousands):

	December 31,
	2024	2023
Digital assets, net	$5	$5
Total amortizable intangible assets, net	10,316	12,809
Total indefinite-lived intangible assets	145,652	145,087
Total	$155,973	$157,901
Impairment charges related to our digital assets, comprised of the cryptocurrency “Ethereum”, were immaterial for the years ended December 31, 2024 and 2023, respectively.
Our amortizable intangible assets consisted of the following (in thousands):

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Amount
December 31, 2024
Trade names	12	$69,709	$(8,857)	$(50,825)	$10,027
Distribution agreements	15	3,720	(3,431)	—	289
Total		$73,429	$(12,288)	$(50,825)	$10,316

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments(1)	Net Carrying Amount
December 31, 2023
Trade names	12	$71,524	$(8,427)	$(50,825)	$12,272
Distribution agreements	15	3,720	(3,183)	—	537
Total		$75,244	$(11,610)	$(50,825)	$12,809
_________________ (1) Includes the impairment charges on trade names of $5.1 million during the year ended December 31, 2023. The offset relates to foreign currency translation.
The aggregate amortization expense for definite-lived intangible assets included in loss from continuing operations was $1.5 million and $1.8 million for the years ended December 31, 2024, and 2023, respectively. Amortization expense for definite-lived intangible assets attributable to discontinued operations was immaterial for the year ended December 31, 2023.
As of December 31, 2024, expected amortization expense relating to definite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

2025	$1,394
2026	1,187
2027	1,146
2028	1,146
2029	1,146
Thereafter	4,297
Total	$10,316
Goodwill
Changes in the carrying value of goodwill for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Gross Goodwill	Impairments	Net Goodwill
Balance at December 31, 2022	$240,657	$(117,440)	$123,217
Foreign currency translation adjustment in relation to Honey Birdette	(1,658)	—	(1,658)
Impairments	—	(66,660)	(66,660)
Balance at December 31, 2023	$238,999	$(184,100)	$54,899
Foreign currency translation adjustment in relation to Honey Birdette	(1,876)	—	(1,876)
Impairments	—	(17,016)	(17,016)
Balance at December 31, 2024	$237,123	$(201,116)	$36,007
Changes in the recorded carrying value of goodwill for the year ended December 31, 2024 by reportable segment were as follows (in thousands):

	Direct-to-Consumer	Licensing	Digital Subscriptions and Content
Balance at December 31, 2023	$21,799	$—	$33,100
Foreign currency translation adjustment in relation to Honey Birdette	(1,876)	—	—
Impairments	—	—	(17,016)
Balance at December 31, 2024	$19,923	$—	$16,084

9. Other Current Liabilities and Accrued Expense
Other current liabilities and accrued expenses are set forth in the table below (in thousands):

	December 31,
	2024	2023
Taxes	$7,346	$8,479
Accrued creator fees	2,080	2,113
Accrued interest	4,016	3,040
Outstanding gift cards and store credits	1,713	1,618
Accrued salaries, wages and employee benefits	5,014	4,157
Other	8,305	8,560
Total	$28,474	$27,967

10. Debt
The following table sets forth debt (in thousands):

	December 31,
	2024	2023
Term loan, due 2027	$144,242	$209,772
Plus: capitalized payment-in-kind interest	8,819	1,848
Total debt	153,061	211,620
Plus: unamortized debt premium/(discount), net	24,127	(20,619)
Less: unamortized debt issuance costs	(613)	(582)
Total debt, net of unamortized debt issuance costs and debt premium/discount	176,575	190,419
Less: current portion of long-term debt	(381)	(304)
Total debt, net of current portion	$176,194	$190,115
Term Loan
On February 17, 2023, we entered into Amendment No. 4 (the “Fourth Amendment”) to our prior credit agreement (the “Credit Agreement”), which, among other things: (i) required that the mandatory prepayment of 80% of PLBY’s equity offering proceeds apply only to PLBY’s $50 million rights offering completed in February 2023 (thereby reducing the applicable prepayment cap to $40 million), (ii) required an additional $5 million prepayment by us as a condition to completing the Fourth Amendment, and (iii) reduced the prepayment threshold for waiving our Total Net Leverage Ratio financial covenant through June 30, 2024 to $70 million (from the prior $75 million prepayment threshold). Such $70 million of prepayments were achieved by the Company through the combination of a $25 million prepayment in December 2022, a $40 million prepayment made in connection with the Company’s rights offering in February 2023, and an additional $5 million prepayment made at the completion of the Fourth Amendment.
As a result of the prepayments described above, we obtained a waiver of the Total Net Leverage Ratio covenant through the second quarter of 2024, eliminated the cash maintenance covenants, eliminated the lenders’ board observer rights and eliminated applicable additional margin which had previously been provided for under the Credit Agreement, as amended.
On April 4, 2023, we entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”) to permit, among other things, the Yandy Sale, and that the proceeds of such sale would not be required to prepay the loans under the Credit Agreement (as amended through the Fifth Amendment); provided that at least 30% of the consideration for the Yandy Sale was paid in cash.
On May 10, 2023 (the “Restatement Date”), we entered into an amendment and restatement of the Credit Agreement (the “A&R Credit Agreement”) to reduce the interest rate applicable to our senior secured debt and the implied interest rate on our then outstanding Series A Preferred Stock, exchange our then outstanding Series A Preferred Stock for debt (such that the Series A Preferred Stock would cease to be outstanding), and obtain additional covenant relief and funding.

In connection with the A&R Credit Agreement, Fortress Credit Corp. and its affiliates (together, “Fortress”) became our lender with respect to approximately 90% of the term loans under the A&R Credit Agreement (the “A&R Term Loans”). Fortress exchanged 50,000 shares of our Series A Preferred Stock (representing all of our issued and outstanding preferred stock) for approximately $53.6 million of the A&R Term Loans, and we obtained approximately $11.8 million of additional funding as part of the A&R Term Loans. As a result, our Series A Preferred Stock ceased to be outstanding, and the principal balance of the A&R Term Loans under the A&R Credit Agreement became approximately $210.0 million on the Restatement Date.
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
As a result of of entering into the A&R Credit Agreement in the second quarter of 2023, we recorded $8.0 million of gain for partial debt extinguishment and capitalized an additional $21.3 million of debt discount while deferring and continuing to amortize an existing discount of $2.6 million, which will be amortized over the remaining term of our senior secured debt and recorded in interest expense in our consolidated statements of operations. As a result of entering into the A&R Credit Agreement, fees of $0.3 million were expensed as incurred and $0.4 million of debt issuance costs were capitalized in the second quarter of 2023.
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
On November 11, 2024, we entered into Amendment No. 3 to the A&R Credit Agreement (the “A&R Third Amendment”). The A&R Third Amendment provides for, among other things:
•reducing the outstanding aggregate term loan amounts under the facility from approximately $218.4 million to approximately $153.1 million in exchange for $28.0 million of Series B Convertible Preferred Stock, to be issued pursuant to an Exchange Agreement, dated November 11, 2024 (the “Exchange Agreement”), between the Company and the lenders party to the A&R Third Amendment;
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
The other terms of the A&R Credit Agreement prior to the A&R Third Amendment remain substantially unchanged, and the new terms went into effect upon the closing of the Exchange Agreement and the issuance of the Series B Convertible Preferred Stock, which occurred on November 13, 2024. The Series B Convertible Preferred Stock was established pursuant to the filing of a Certificate of Designation with the state of Delaware, which certificate set forth the terms of the Series B Convertible Preferred Stock. Upon the filing of such certificate, we issued to the Lenders an aggregate of 28,000.00001 shares of Series B Convertible Preferred Stock with a stated value of $28.0 million. The Series B Convertible Preferred Stock includes a 12% annual dividend rate, which will commence accruing six months after the issuance date, which will be payable in cash or in-kind, solely at our discretion. We have the right to redeem for cash (at any time) or convert the Series B Convertible Preferred Stock at any time, provided that the five-day volume-weighted average price of our common stock is $1.50 or above, with a conversion price floor of $1.50 and a cap of $4.50. Refer to Note 13, Preferred Stock, for further details in regards to the Series B Convertible Preferred Stock.
We performed an assessment of the A&R Third Amendment, on a lender-by-lender basis, and determined that the transaction met the criteria for a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as we were experiencing financial difficulties and the lenders granted a concession. However, the total future cash payments under the new debt terms exceeded the carrying amount of our senior secured debt at the date of transaction, therefore, no adjustment to the carrying amount of the senior secured debt was made. Instead, we calculated a new effective interest rate (“EIR”) based on the revised terms of the debt. The debt premium/discount is then amortized over the remaining term of the debt using the new EIR, with interest expense recognized based on such rate in future periods. Third party fees of $0.4 million incurred in connection with the A&R Third Amendment were recorded in Other (expense) income, net in the consolidated statements of operations for the year ended December 31, 2024.
The stated interest rate of Tranche A and Tranche B term loans as of December 31, 2024 was 11.01%. The stated interest rate of Tranche A and Tranche B term loans as of December 31, 2023 was 11.41% and 9.41%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2024 was 1.05% and 4.93%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2023 was 12.03% and 13.27%, respectively. The difference between the stated interest rate and effective interest rate for Tranche B as of December 31, 2023 was driven primarily by the amortization of $21.3 million of debt discount which is included in the calculation of the effective interest rate.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of December 31, 2024 and 2023.
The following table sets forth maturities of the principal amount of our A&R Term Loans as of December 31, 2024 (in thousands):

2025	$381
2026	1,524
2027	151,156
Total	$153,061

11. Redeemable Noncontrolling Interest
On April 13, 2015, the Company sold 25% of the membership interest in its subsidiary, After Dark LLC, to an unaffiliated third party for $1.0 million. As part of the arrangement the Company granted a put right to this party which provides the right, but not the obligation, to the third party to cause the Company to purchase all of the third party’s interest in After Dark LLC at the then fair market value. This put right can be exercised on April 13 of each year. Additionally, the put right can be exercised upon a change of control of the Company. To date, the put right has not been exercised. The Company’s controlling interest in this subsidiary requires the operations of this subsidiary to be included in the consolidated financial statements. Noncontrolling interest with redemption features, such as put options, that are not solely within our control are reported as redeemable noncontrolling interest on the consolidated balance sheets as of December 31, 2024 and 2023, between liabilities and equity. Net income or loss of After Dark LLC is allocated to its noncontrolling member interest based on the noncontrolling member interest’s ownership percentage. There were no operations attributable to redeemable noncontrolling interest that need to be reported in the consolidated statements of operations for the years ended December 31, 2024 and 2023. There was no change in the balance of the redeemable noncontrolling interest as After Dark LLC did not have any operating activities during 2024 and 2023.

12. Stockholders’ Equity
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Company’s Board of Directors (the “Board”). As of December 31, 2024, no dividends had been declared by the Board.
Common stock reserved for future issuance consisted of the following as of the dates shown:

	December 31,
	2024	2023
Shares available for grant under equity incentive plans	1,194,947	739,178
Options issued and outstanding under equity incentive plans	1,997,466	2,291,328
Unvested restricted stock units	3,660,581	3,214,910
Vested restricted stock units not yet settled	72,000	14,994
Unvested performance-based restricted stock units	243,424	707,655
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	7,417,534	7,217,181
Treasury Stock
We held 2,249,929 shares of treasury stock as of December 31, 2024 and 2023.
In May 2022, the Board of Directors approved a common stock repurchase program (the “2022 Stock Repurchase Program”), pursuant to which up to $50 million of shares of Company common stock may be repurchased through May 31, 2024. As of December 31, 2023, we repurchased 1,549,929 shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, all of which shares became treasury shares upon their return to the Company. There were no repurchases of common stock in 2024.

13. Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 50,000 shares were previously designated as “Series A Preferred Stock” (which series of preferred stock ceased to be outstanding as of May 10, 2023 and was legally eliminated on November 12, 2024), and 28,001 shares are designated as “Series B Convertible Preferred Stock”.

Series A Mandatorily Redeemable Preferred Stock
On May 16, 2022, we issued and sold 25,000 shares of the Series A Preferred Stock to Drawbridge DSO Securities LLC (“Drawbridge”) at a price of $1,000 per share, resulting in total gross proceeds to us of $25.0 million. We incurred approximately $1.5 million of fees associated with the transaction, out of which $1.0 million was netted against the gross proceeds.

On August 8, 2022, the Company issued and sold the remaining 25,000 shares of Series A Preferred Stock to Drawbridge at a price of $1,000 per share, resulting in additional gross proceeds to the Company of $25.0 million (the “Second Drawdown”). The Company incurred approximately $0.5 million of fees associated with the Second Drawdown, which were netted against the gross proceeds. As a result of the transaction, all of the Company’s then-authorized shares of Series A Preferred Stock were issued and outstanding as of August 8, 2022.
Our Series A Preferred Stock liability, initially valued as of May 16, 2022 (the initial issuance date), and our subsequent Series A Preferred Stock liability, valued as of the August 8, 2022 (the final issuance date), were each calculated using a stochastic interest rate model implemented in a binomial lattice, in order to incorporate the various early redemption features. Such liabilities are subsequently remeasured to fair value for each reporting date using the same valuation methodology as originally applied with updated input assumptions. We recorded $6.5 million of fair value change in nonoperating income as a result of remeasurement of the fair value of our Series A Preferred Stock during the year ended December 31, 2023.
On May 10, 2023, in connection with the A&R Credit Agreement, all of our Series A Preferred Stock ceased to be outstanding as of such date. The fair value of our Series A Preferred Stock liability was $32.6 million as of such date. On November 12, 2024, the Series A Preferred Stock was legally eliminated as a preferred stock of the Company.
Series B Convertible Preferred Stock
On November 13, 2024, pursuant to the Exchange Agreement, we issued to an aggregate of 28,000.00001 shares of the newly created Series B Convertible Preferred Stock, as consideration in exchange for approximately $6.4 million of Tranche A loans and approximately $58.9 million of Tranche B loans under (and as defined in) that certain A&R Credit Agreement.
The Series B Convertible Preferred Stock ranks senior and in priority of payment to the Company’s common stock with respect to distributions on liquidation, winding-up and dissolution. Each share of Series B Convertible Preferred Stock has a liquidation preference equal to the sum of (i) $1,000 (the “Stated Value”) and (ii) all accumulated and unpaid dividends (the “Liquidation Preference”).
Commencing as of May 13, 2025, holders of shares of Series B Convertible Preferred Stock shall be entitled to receive dividends on such shares (the “Preferred Dividends”). With respect to each share of Series B Convertible Preferred Stock, Preferred Dividends shall accrue daily at a rate of 12.0% per annum (the “Dividend Rate”) on the Stated Value of such share, and will either be payable quarterly in arrears in cash at the sole discretion of the Company’s board of directors, or automatically accrue by increasing the Stated Value of such share and compounded quarterly in arrears. In the event of an Event of Default (as defined in the Certificate of Designation) that remains uncured for 30 days following its occurrence, the Dividend Rate will increase 2% for so long as such Event of Default is continuing.
Holders of shares of Series B Convertible Preferred Stock are also entitled, in certain limited circumstances set forth in the Certificate of Designation, to receive distributions in the same form as dividends actually paid on shares of any Common Stock of the Company (the “Participating Dividends”). With respect to each share of Series B Convertible Preferred Stock, the Participating Dividends will be paid at the Conversion Price (as defined below) as if such share were to be converted into a share of Common Stock.
The Company may, in its sole discretion, effect a conversion of all or a portion of the Series B Convertible Preferred Stock according to the terms set forth in the Certificate of Designations, at the Conversion Price, provided that, on the date of delivery of conversion notice, the Average Price (as defined below) of such Series B Convertible Preferred Stock is at least $1.50. “Conversion Price” means, with respect to each share of Series B Convertible Preferred Stock, (i) if the average of the volume-weighted average price per share of Common Stock over the five-day trading period prior to the delivery of conversion notice (the “Average Price”) is equal to $1.50, then $1.50; (ii) if such Average Price is greater than $1.50 but less than $4.50, then the Average Price; and (iii) if such Average Price is equal to or greater than $4.50, then $4.50. In connection with conversions, the Certificate of Designation contains limitations on beneficial ownership that, notwithstanding the above, a conversion may still not occur in certain cases where such conversion would result in a holder’s ownership exceeding certain customary limitations.
At any time, the Company will have the right, at its option, to redeem, in whole or in part, the Series B Convertible Preferred Stock for cash. The Company will also be required to redeem any then-still outstanding Series B Convertible Preferred Stock in full on December 31, 2027, or upon certain changes of control of the Company, subject to the terms of the Certificate of Designation.
The redemption price will be equal to (i) in the event of a voluntary redemption, the aggregate Liquidation Preference of shares of Series B Convertible Preferred Stock being redeemed, and (ii) in the event of a mandatory redemption, the greater of (a) the Liquidation Preference of such shares and (b) the Average Price of the Common Stock issuable upon conversion of a number of shares Series B Convertible Preferred Stock, which number is equal to the quotient of the Conversion Price of such shares (as if the redemption of such shares were a conversion thereof) divided by $1.50; provided, however, if the mandatory conversion is triggered by a change of control event and the obligations under the Credit Agreement have been paid in full, then the redemption price will be an amount equal to the Liquidation Preference.

Holders of the Series B Convertible Preferred Stock will generally not be entitled to vote on any matter required or permitted to be voted upon by the stockholders of the Company. However, certain matters will require the approval of the holders of not less than the majority of the aggregate Liquidation Preference of the outstanding Series B Convertible Preferred Stock, voting as a separate class, including (1) certain business activities of the Company, (2) certain amendments to the organizational documents of the Company, (3) the incurrence or issuance by the Company of certain indebtedness or shares of senior equity securities, (4) any change to the authorized number of Series B Convertible Preferred Stock shares or (5) taking any action to effect any voluntary deregistration of the Company’s common stock or any voluntary delisting with Nasdaq of the common stock, in each case subject to certain conditions and exceptions.
Holders who each hold Series B Convertible Preferred Stock with aggregate Liquidation Preference in excess of $1 million are entitled to certain customary information rights. Holders of at least 50% of the Series B Convertible Preferred Stock outstanding are entitled to designate one individual as a non-voting observer to the Company’s board of directors.
The fair value of the Series B Convertible Preferred Stock, initially measured as of November 13, 2024 (the initial issuance date) was $23.1 million. In the fourth quarter of 2024, we recognized a $0.8 million of accretion to its redemption value, resulting in a $23.9 million mezzanine equity balance in the consolidated balance sheet as of December 31, 2024. Refer to Note 2, Fair Value Measurement, for further details.

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
On February 9, 2021, our stockholders approved our 2021 Equity and Incentive Compensation Plan (“2021 Plan” and with the 2018 Plan, the “Plans”), which became effective following consummation of the Business Combination. As of December 31, 2024, 10,737,065 shares of common stock had been authorized for issuance under our 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that begins January 1, 2022, in an amount equal up to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. Following the effectiveness of the 2021 Plan, the 2018 Plan still remains outstanding and continues to govern outstanding awards granted thereunder.
Stock Option Activity
Stock option activity under our Plans in 2024 and 2023 was as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance – December 31, 2023	2,291,328	2.49	6.4	311
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and cancelled	(293,862)	5.05	—	—
Balance – December 31, 2024	1,997,466	$2.12	6.3	$732
Exercisable – December 31, 2024	1,540,180	$2.55	5.6	$366
Vested and expected to vest as of December 31, 2024	1,997,466	$2.12	6.3	$732
In the fourth quarter of 2023, stock option awards granted to two employees were modified, with respect to which 1,002,534 shares were cancelled and 914,574 shares were granted, with new terms (including the number of underlying shares). We accounted for this as a Type III modification pursuant to ASC 718, Compensation - Stock Compensation. As a result, we recorded an immaterial amount of incremental cost, which was set to amortize ratably over the modified terms. There were no equity awards modifications in 2024.
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at December 31, 2024.

The grant date fair value of options that vested during the years ended December 31, 2024 and 2023 was $0.5 million and $1.6 million, respectively. The options granted during the year ended December 31, 2023 had a weighted-average fair value of $1.05 per share at the grant date. There were no options exercised during the year ended December 31, 2023.
Restricted Stock Units
A summary of restricted stock unit activity under our Plans in 2024 and 2023 was as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2023	3,214,910	$2.91
Granted	2,654,490	0.83
Vested	(2,020,056)	3.15
Forfeited	(188,763)	1.51
Unvested and outstanding balance at December 31, 2024	3,660,581	$1.34
The total fair value of restricted stock units that vested during the years ended December 31, 2024 and 2023 was approximately $1.9 million and $1.8 million, respectively. The weighted-average fair value of restricted stock units granted during the year ended December 31, 2023 was $0.66 per share at the grant date. We had 72,000 and 14,994 of outstanding and fully vested restricted stock units that remained unsettled at December 31, 2024 and December 31, 2023, respectively, all of which were resolved in 2025 and 2024, respectively. As such, they were excluded from outstanding shares of common stock but were included in weighted-average shares outstanding for the calculation of basic net loss per share for the year ended December 31, 2024 and 2023. The total tax benefit realized from restricted stock units vested was $0.1 million in 2024 and 2023.
Performance Stock Units
Prior to October 9, 2023, our PSUs vested upon achieving each of certain Company stock price milestones during the contractual vesting period. The stock price milestones varied among grantees and are set forth in each grantee’s PSU grant agreement (for example, achievement of each of the following 30-day volume-weighted average prices for a share of Company common stock: $20, $30, $40 and $50). The vesting of PSUs is subject to each grantee’s continued service to the Company. On October 9, 2023, the Compensation Committee approved the amendment of performance stock units granted to five employees to eliminate the performance-based conditions and the unvested shares underlying the original awards were changed to time-based vesting over two subsequent years. On December 7, 2023, a PSU award was granted to an employee, with vesting conditions based on meeting certain performance milestones associated with our creator platform within a period of one year.
Prior to October 9, 2023, to determine the value of PSUs with market conditions for stock-based compensation purposes, the Company used the Monte Carlo simulation valuation model. For each path, the PSUs payoff was calculated based on the contractual terms, whereas the fair value of the PSUs was calculated as the average present value of all modeled payoffs. The determination of the grant date fair value of PSUs issued was affected by a number of variables and subjective assumptions, including (i) the fair value of the Company’s common stock of $9.83, (ii) the expected common stock price volatility over the expected life of the award of 55%, (iii) the term of the award of 7 years, (iv) risk-free interest rate of 2.9%, (v) the exercise price as described above, and (vi) the expected dividend yield of 0%. Forfeitures are recognized when they occur. The Company used the same model to calculate the derived service period for each tranche of performance-based stock corresponding to each stock price threshold. For milestones that have not been achieved, such PSUs vest over the derived requisite service period and the fair value of such awards is estimated on the grant date using Monte Carlo simulations.
To determine the value of PSUs with performance conditions that were granted after October 9, 2023, for stock-based compensation purposes, the Company uses the grant date closing price of the Company’s common stock. The probability of the vesting conditions being met is reevaluated each reporting period. There were no PSUs granted in 2024.

A summary of PSU activity under our 2021 Plan in 2024 and 2023 was as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2023 (1)	707,655	$10.80
Granted	—	—
Vested (2)	(464,231)	12.48
Forfeited	—	—
Unvested and outstanding balance at December 31, 2024	243,424	$7.59
_________________
(1) Includes 635,655 PSU awards previously granted to five employees, which were modified in the fourth quarter of 2023.
(2) Relates to PSUs that were modified in the fourth quarter of 2023 to change the unvested shares underlying the original awards to time-based vesting.

The total fair value of PSUs that vested during the year ended December 31, 2024 was $0.5 million. There were no PSUs that vested during the year ended December 31, 2023. The weighted-average fair value of PSUs granted during the year ended December 31, 2023 was $0.64 per share at the grant date. The total tax impact realized from performance stock units vested in 2024 was $0.1 million of expense.
Stock Options Granted
To determine the value of stock option awards for stock-based compensation purposes, the Company uses the Black-Scholes option-pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.
Fair value of common stock – The fair value of our common stock is based on the price of our common stock quoted on Nasdaq.
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
For options granted during the applicable period, we estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model and applying the weighted-average assumptions in the following table:

Year Ended December 31, 2023 (1)
Fair value of common stock	$0.66
Expected term, in years	6
Expected volatility	72%
Risk-free interest rate	4.64%
Expected dividend yield	0%
_________________ (1) Assumptions relate to options canceled and granted in the fourth quarter of 2023.

For options subject to modification accounting in the applicable period, we estimate the fair value of each applicable option on the date before and after the modification using the Black-Scholes option pricing model and applying the weighted-average assumptions in the above table.
Stock-Based Compensation Expense
Stock-based compensation expense under our Plans was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of sales (1)	$651	$629
Selling and administrative expenses (2)	6,660	8,968
Total	$7,311	$9,597
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
The expense presented in the table above is net of capitalized stock-based compensation relating to software development costs of $1.7 million during the years ended December 31, 2023. There was no capitalized stock-based compensation relating to software development costs during the year ended December 31, 2024, as stock-based compensation relating to software development costs eligible to be capitalized during the year ended December 31, 2024 was immaterial.
At December 31, 2024, total unrecognized compensation expense related to unvested stock option awards was $0.2 million and is expected to be recognized over the remaining weighted-average service period of 0.50 years. Unrecognized compensation cost related to unvested performance-based stock units and restricted stock units was $2.9 million and is expected to be recognized over the remaining weighted-average service period of 0.82 years.

15. Commitments and Contingencies
Leases
Our principal lease commitments are for office, retail store and warehouse spaces under noncancellable operating leases with contractual terms expiring from 2025 to 2033. Some of these leases contain renewal options and rent escalations.
We had $1.2 million and $1.4 million in cash collateralized letters of credit related to our corporate headquarters lease as of December 31, 2024 and 2023, respectively.
We sublease a part of our New York office space for a period approximating the remaining term of our lease. Our New York office lease expired in 2024.
In conjunction with the sale of Yandy in the second quarter of 2023, we entered into a sublease agreement with the buyer of Yandy in relation to its warehouse and office space for the remaining term of the lease, which expires in 2031.
In relation to the operations of Honey Birdette, we had 54 retail stores, one warehouse and two office spaces as of December 31, 2024, which Honey Birdette leases and operates in Australia, the United States and the United Kingdom for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which Honey Birdette, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between two and 10 years in length, with the average lease term being approximately five years and, in many cases, include renewal options.
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

As of December 31, 2024 and 2023 the weighted average remaining term of these operating leases from continuing operations was 4.5 years and 5.2 years, respectively, and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 7.2% and 7.0%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities attributable to continuing operations were $8.5 million and $8.8 million for the years ended December 31, 2024 and 2023, respectively. Right of use assets obtained in exchange for new operating lease liabilities attributable to continuing operations for the years ended December 31, 2024 and 2023 were $2.3 million and $4.5 million, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities attributable to discontinued operations for the year ended December 31, 2023 were $1.0 million.
Net lease cost recognized in our consolidated statements of operations as of December 31, 2024 and 2023 is summarized in the table below (in thousands). The table excludes TLA’s total net lease cost of $3.7 million for the year ended 2023, which is included in discontinued operations in the consolidated statement of operations for the year ended December 31, 2023.

	Year Ended December 31,
	2024	2023
Operating lease cost	$7,803	$7,989
Variable lease cost	1,626	1,369
Short-term lease cost	1,818	2,086
Sublease income	(880)	(669)
Total	$10,367	$10,775
Maturities of our operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Years ending December 31:	Amounts
2025	$8,067
2026	7,583
2027	5,166
2028	2,779
2029	2,396
Thereafter	3,989
Total undiscounted lease payments	29,980
Less: imputed interest	(4,513)
Total operating lease liabilities	$25,467

Operating lease liabilities, current portion	$6,624
Operating lease liabilities, noncurrent portion	$18,843

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
New Handong Arbitration

On February 8, 2024, PEII and certain of its subsidiaries initiated arbitration in the Hong Kong International Arbitration Centre (the “Arbitration”) against PEII’s terminated China licensee, New Handong Investment (Guangdong) Co., Ltd. (“New Handong”). In October 2023, PEII’s subsidiary terminated its license agreement with New Handong due to ongoing, uncured material breaches by New Handong. PEII and certain of its subsidiaries are seeking damages, including the payment of outstanding guaranteed minimum royalties, the payment of all guaranteed minimum royalties for the remainder of the term of the agreement, and other contractual damages for a variety of breaches. Such breaches include unauthorized sales of products, underpayment of earned royalties, failure to use approved trademarks and affix official holograms to all products, and the use of unapproved sublicensees. PEII and certain of its subsidiaries are also seeking a declaration that the termination of the agreement was lawful and valid and the issuance of a legal order to require New Handong to refrain from any further manufacture, sale, distribution or other use of any Playboy intellectual property or products. While PEII believes it has strong claims against New Handong, and that the facts of the matter support those claims, even in the event PEII were to obtain all the relief it seeks from the Arbitration, PEII can provide no assurance or guarantee that it will be able to enforce the results of the Arbitration against New Handong or recover all monetary awards from New Handong.

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

16. Severance Costs
We incurred severance costs during 2024 and 2023 due to the reduction of headcount to shift our business to a capital-light model. Severance costs are recorded in selling and administrative expenses in the consolidated statements of operations, with an immaterial amount recorded in cost of sales, and in accrued salaries, wages, and employee benefits in our consolidated balance sheets. The cumulative amount of related severance costs incurred starting in 2023 was $4.4 million as of December 31, 2024. Severance costs from discontinued operations during the prior year comparative period was immaterial.
Severance costs in our consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Direct-to-Consumer	$36	$1,194
Digital Subscriptions and Content	605	1,019
Licensing	—	53
Corporate	245	1,257
Total	$886	$3,523

The following is a reconciliation of the beginning and ending severance costs balances recorded in accrued salaries, wages, and employee benefits in our consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2023	$1,184
Costs incurred and charged to expense	886
Costs paid or otherwise settled	(1,535)
Balance at December 31, 2024	$535

17. Income Taxes
The following table sets forth the domestic and foreign components of loss before income taxes (in thousands):

	Year Ended December 31,
	2024	2023
US	$(67,301)	$(113,039)
Foreign	(8,948)	(87,179)
Total	$(76,249)	$(200,218)
The following table sets forth income tax benefit (in thousands):

	Year Ended December 31,
	2024	2023
Current expense from income taxes:
State	$(36)	$(244)
Foreign	(2,048)	(4,044)
Total current expense from income taxes	(2,084)	(4,288)

Deferred benefit (expense) from income taxes:
Federal	815	13,886
State	(1,813)	1,737
Foreign	(66)	2,435
Total deferred benefit (expense) from income taxes	(1,064)	18,058
Total	$(3,148)	$13,770

The following table sets forth a reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate:

	Year Ended December 31,
	2024	2023
Federal income tax rate	21.0%	21.0%
State income tax, net of federal benefit	2.3	1.6
Foreign withholding taxes, net of credits (1)	(0.4)	(1.6)
Change in the statutory rate	(1.8)	(0.3)
Change in valuation allowance	(19.7)	(6.6)
Equity compensation(2)	(1.2)	(1.3)
Foreign rate differential	0.6	0.7
Adjustment to deferred taxes	7.3	0.3
Impairments	(4.7)	(7.1)
Contingent consideration	—	0.1
Foreign income inclusion	(3.4)	(0.4)
Nondeductible interest	(2.9)	—
Other	(1.2)	0.5
Effective rate	(4.1)%	6.9%
_________________
(1)Foreign withholding taxes, net of credits relate to foreign tax withholding on royalties received from various foreign jurisdictions.
(2)The 2024 and 2023 equity compensation adjustments are mainly related to shortfall and the officer compensation limitations.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States and includes a 15% book minimum tax on corporations with financial accounting profits over $1 billion and a 1% excise tax on certain stock buybacks. The IRA also contains numerous clean energy tax incentives related to electricity production, carbon sequestration, alternative vehicles and fuels, and residential and commercial energy efficiency. The IRA did not have any material impact on the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023.
As of December 31, 2024, the Company had an immaterial amount of unremitted earnings related to certain foreign subsidiaries and does not expect to incur any material taxes in the United States related to such amounts. The Company intends to continue to reinvest its foreign earnings indefinitely except it may revoke its permanent reinvestment assertion in Hong Kong. The Company repatriated foreign earnings of $5.5 million to the United States for the year ended December 31, 2024. Due to the Company’s overall losses incurred and the deduction in the United States for dividends received, such repatriation did not have any material impact on the Company’s tax provision for the year ended December 31, 2024.

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

The following table sets forth the significant components of deferred tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$86,460	$81,201
Deferred revenue	1,477	1,834
Stock compensation	2,304	1,839
Investment in partnership	2,919	2,729
Property and equipment	385	147
Lease liabilities	6,247	7,451
Other deductible temporary differences	17,808	10,782
Total deferred tax assets	117,600	105,983
Less valuation allowance	(86,826)	(72,141)
Deferred tax assets, net	$30,774	$33,842

Deferred tax liabilities:
Intangible assets	$(35,934)	$(36,730)
Right of use assets	(5,142)	(6,416)
Total deferred tax liabilities	(41,076)	(43,146)
Deferred tax liabilities, net	$(10,302)	$(9,304)
The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company concluded that except for the deferred tax liability recorded on certain indefinite life intangibles, it should record a full valuation allowance against all other net deferred income tax assets at December 31, 2024 and 2023 as none of these deferred income tax assets were more likely than not to be realized as of the balance sheet dates. However, the amount of the deferred income tax assets considered realizable may be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present. Based on the level of historical operating results the Company has recorded a valuation allowance of $86.8 million and $72.1 million as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company’s valuation allowance increased by $14.7 million and decreased by $13.2 million, respectively. The increase in valuation allowance in 2024 and 2023 was primarily driven by the increase of federal and foreign NOLs, partly offset by the impairment of intangibles.
As of December 31, 2024, the Company had U.S. federal and state NOL carryforwards of $346.0 million and $145.9 million, respectively, available to offset taxable income in tax year 2024 and thereafter. Of the $346.0 million in federal NOL carryforwards, $163.5 million can be carried forward indefinitely, and the remaining NOL carryforwards start to expire in 2028. Of the $145.9 million in state NOL carryforwards, $9.6 million can be carried forward indefinitely and the remaining start to expire in 2028. The Company also had Australian NOLs of $8.6 million and U.K. NOLs of $1.2 million that can be carried forward indefinitely.
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
A summary of changes to the amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at the beginning of the year	$596	$751
Increase (decrease) for positions taken in the current year	514	456
Decrease from lapse in statute of limitations	—	(611)
Balance at the end of the year	$1,110	$596

The Company records a tax benefit from uncertain tax positions only if it is more likely than not the tax position will be sustained with the taxing authority having full knowledge of all relevant information. The Company records a reduction to deferred tax assets for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first period that the more-likely-than-not threshold is not met. For the years ended December 31, 2024 and 2023, the Company recorded unrecognized net tax benefits of $0.5 million and $0.2 million, respectively. The unrecognized tax benefits are related to foreign withholding taxes on the Company’s licensing revenue, allocation of expenses between foreign jurisdictions and permanent establishment risk in a foreign country.
The reversal of the uncertain tax benefits would affect the effective tax rate. The Company has not incurred any material interest or penalties as of the current reporting period with respect to income tax matters. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We estimate that none of the unrecognized tax benefits will be recognized over the next 12 months. As of December 31, 2024 and 2023, there were no material interest and penalties associated with unrecognized tax benefits recorded in the Company’s consolidated statements of operations or consolidated balance sheets.

The Company is subject to examinations by taxing authorities for income tax returns filed in the U.S. federal and states as well as foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2019 or prior; however, its tax attributes, such as NOL carryforwards, are still subject to examination in the year they are used. In our foreign tax jurisdictions, the statute of limitation for tax years after 2018 remain open for examinations in Australia, for tax years after 2021 in the U.K., and for tax years after 2023 in China and Hong Kong.

18. Net Loss Per Share
The following table presents the reconciliation of weighted-average shares used in computing net loss per share, basic and diluted:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(79,397)	$(186,448)
Income from discontinued operations, net of tax	—	6,030
Net loss attributable to PLBY Group, Inc.	$(79,397)	$(180,418)
Denominator:
Weighted average common shares outstanding - basic	76,048,609	71,319,437
Dilutive potential common stock outstanding:	—	—
Stock options and RSUs	—	—
Weighted average common shares outstanding - diluted	76,048,609	71,319,437
Basic loss per share from continuing operations	$(1.04)	$(2.60)
Basic income per share from discontinued operations	—	0.07
Basic net loss per share	$(1.04)	$(2.53)
Diluted loss per share from continuing operations	$(1.04)	$(2.60)
Diluted income per share from discontinued operations	—	0.07
Diluted net loss per share	$(1.04)	$(2.53)
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Stock options to purchase common stock	1,997,466	2,291,328
Unvested restricted stock units	3,660,581	3,214,910
Unvested performance-based restricted stock units	243,424	707,655
Total	5,901,471	6,213,893

19. Accrued Salaries, Wages, and Employee Benefits
Our U.S. Employee Investment Savings Plan is a defined-contribution plan consisting of two components: a 401(k) plan and a profit-sharing plan. Eligible employees may participate in our 401(k) plan upon their date of hire. The 401(k) plan offers several mutual fund investment options. The purchase of our stock has never been an option. We make matching contributions to the 401(k) plan based on each participating employee’s contributions and eligible compensation. The matching contribution expense related to this plan and attributable to the continuing operations was $0.3 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively. We are also party to an Australian contribution plan that requires contributions based on a percentage of annual compensation. Contributions to these plans totaled $1.0 million for the years ended December 31, 2024 and 2023.
The profit-sharing plan covers all employees who have completed 12 months of service or at least 1,000 hours. Our discretionary contribution to the profit-sharing plan is distributed to each eligible employee’s account in an amount equal to the ratio of each eligible employee’s compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. We did not make any contributions to the plan during the years ended December 31, 2024 and 2023.

20. Related Party Transactions
In the first quarter of 2023, we entered into a joint venture for Playboy’s China business (the “China JV”) with CT Licensing Limited, a brand management unit of Fung Group, representing many global brands in China, to jointly own and operate the Playboy licensed business in China (including Hong Kong and Macau). The China JV is working to reinvigorate our China-market Playboy apparel business, including online and offline retail strategies, product design and assortment, and brand marketing to its multi-generational audience. For the year ended December 31, 2024, the China JV partner has earned approximately $0.4 million in dividends.
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
In August 2024, we entered into a short-term loan agreement with an affiliate of our China JV partner and shareholder for $96,000. The loan is being repaid by the retention of applicable dividends earned. The advanced amounts accrue interest at a rate of 5.00% per annum and matures on June 30, 2025. The remaining balance as of December 31, 2024 is approximately $40,000. The remaining balances due under the loan will be repaid through the retention of additional dividends through the maturity date.
On November 5, 2024, The Million S.a.r.l (a subsidiary of Byborg) completed the purchase of 14,900,000 shares of common stock of the Company, and it became a significant stockholder of the Company as of such date. Thus, both The Million S.a.r.l and Byborg are considered related parties of the Company.
In addition, on December 14, 2024, we entered into a License & Management Agreement (the “LMA”) with Byborg, pursuant to which Byborg agreed to operate our Playboy Plus, Playboy TV (digital and linear) and Playboy Club businesses and to license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. The LMA has an initial term of 15 years, with the operations and license rights pursuant to the LMA commencing as of January 1, 2025. Pursuant to the LMA, Playboy will receive minimum guaranteed royalties of $20 million per year of the term, to be paid in installments during each year. In addition, Byborg will prepay the minimum guaranteed amount for the second half of year 15 of the initial term of the LMA. Playboy is also entitled to receive excess royalties from the businesses licensed and operated by Byborg, on the terms and conditions set forth in the LMA.
On December 14, 2024, the Company also entered into a Securities Purchase Agreement (the “December SPA”) with The Million S.a.r.l, pursuant to which the Company agreed to sell to such purchaser 16,956,842 shares of the Company’s common stock, par value $0.0001 per share, at a price of $1.50 per share. The closing of the sale and issuance of shares pursuant to the December SPA is expected to occur by the end of the first quarter of 2025 and result in aggregate proceeds to us of approximately $25.44 million.

21. Segments
As of December 31, 2024, we had three reportable segments: Direct-to-Consumer, Licensing, and Digital Subscriptions and Content. The Direct-to-Consumer segment derives revenue from sales of consumer products sold through third-party retailers, online direct-to-customer or brick-and-mortar through our lingerie business, Honey Birdette, with 54 stores in three countries as of December 31, 2024. The TLA and Yandy direct-to-consumer businesses met the criteria for discontinued operations classification as of December 31, 2023 (refer to Note 3, Assets and Liabilities Held for Sale and Discontinued Operations, for further details). Therefore, they were excluded from the tables below and classified as discontinued operations in our consolidated statement of operations for the year ended December 31, 2023. The Licensing segment derives revenue from trademark licenses for third-party consumer products and online and location-based entertainment businesses. The Digital Subscriptions and Content segment derives revenue from the subscription of Playboy programming that is distributed through various channels, including websites and domestic and international television, and sales of creator content offerings and memberships to consumers through the Playboy Club on playboy.com.
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. Consolidated operating (loss) income is the measure of segment operating (loss) profit most consistent with U.S. GAAP that is regularly reviewed by our CODM. Total asset information is not included in the tables below as it is not provided to and reviewed by our CODM. The “All Other” line items in the tables below are miscellaneous in nature and do not relate to the previously identified reportable segments disclosed herein. These segments do not meet the quantitative threshold for determining reportable segments. The “Corporate” line item in the tables below includes certain operating expenses that are not allocated to the reporting segments presented to our CODM. These expenses include legal, human resources, accounting/finance, information technology and facilities. The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies.
The following table sets forth operating results by reportable segment (in thousands):

	Year Ended December 31, 2024
	Direct-to-Consumer	Licensing	Digital Subscriptions and Content	Corporate	All Other	Total
Net revenues	$69,729	$24,552	$21,854	$—	$—	$116,135
Cost of sales (1)	(30,345)	(2,310)	(9,125)	—	—	(41,780)
Gross profit	39,384	22,242	12,729	—	—	74,355
Personnel	(16,996)	(2,093)	(12,710)	(16,255)	12	(48,042)
Rent	(7,238)	—	(28)	(2,645)	—	(9,911)
Marketing	(6,118)	(138)	(1,260)	—	—	(7,516)
Other segment items	(11,318)	(5,615)	(25,881)	(16,910)	—	(59,724)
Operating (loss) income	(2,286)	14,396	(27,150)	(35,810)	12	(50,838)
Interest expense						(23,689)
Other nonoperating expense, net						(1,722)
Loss from continuing operations before income taxes						$(76,249)

	Year Ended December 31, 2023
	Direct-to-Consumer	Licensing	Digital Subscriptions and Content	Corporate	All Other	Total
Net revenues	$77,984	$44,292	$20,670	$—	$4	$142,950
Cost of sales (1)	(46,264)	2,798	(11,294)	—	(17)	(54,777)
Gross profit	31,720	47,090	9,376	—	(13)	88,173
Personnel	(20,972)	(2,309)	(7,473)	(23,247)	—	(54,001)
Rent	(7,277)	—	(28)	(3,097)	—	(10,402)
Marketing	(7,173)	(59)	(305)	(3)	—	(7,540)
Other segment items	(95,184)	(91,620)	(3,300)	(16,495)	—	(206,599)
Operating loss	(98,886)	(46,898)	(1,730)	(42,842)	(13)	(190,369)
Interest expense						(23,293)
Gain on extinguishment of debt, net						6,133
Fair value remeasurement gain						6,505
Other nonoperating income, net						806
Loss from continuing operations before income taxes						$(200,218)
_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of rent for the years ended December 31, 2024 and 2023.
Other segment items for the year ended December 31, 2024 and 2023 were primarily comprised of the following:
Direct-to-Consumer: outside consulting and legal fees, and technology and equipment expenses for the years ended December 31, 2024 and 2023, as well as non-cash impairment charges of $72.6 million on certain of our intangible assets, including goodwill, and $2.3 million on certain Honey Birdette right-of-use assets and related leasehold improvements during the year ended December 31, 2023.
Licensing: China JV expenses, outside consulting expenses and legal fees for the years ended December 31, 2024 and 2023, as well as non-cash impairment charges of $71.3 million on our trademarks and $8.7 million on certain licensing contracts during the year ended December 31, 2023.
Digital Subscriptions and Content: outside consulting expenses for the years ended December 31, 2024 and 2023, as well as non-cash impairment charges of $17.0 million on our goodwill and $4.7 million related to our internally developed software during the year ended December 31, 2024.
Corporate: outside consulting expenses, rent expense, insurance expense, and audit and tax fees for the years ended December 31, 2024 and 2023, as well as non-cash impairment charges of $3.8 million on our artwork held for sale and $0.6 million on our corporate leases during the year ended December 31, 2024.
The following table sets forth financial information by reportable segment (in thousands):

	Year Ended December 31,
	2024	2023
Depreciation and amortization:
Direct-to-Consumer	$(3,583)	$(3,669)
Digital Subscriptions and Content	(2,705)	(2,740)
Corporate	(719)	(790)
Total	$(7,007)	$(7,199)
Goodwill:
Direct-to-Consumer	$19,923	$21,799
Digital subscriptions and content	16,084	33,100
Total	$36,007	$54,899

Geographic Information
Revenue by geography is based on where the customer is located. Long-lived assets, net includes property and equipment, net and operating lease right-of-use assets. The following tables set forth revenue and long-lived assets, net by geographic area (in thousands):

	Year Ended December 31,
Net revenues:	2024	2023
United States	$55,926	$61,810
Australia	31,274	32,037
China	11,041	28,949
UK	10,015	10,537
Other	7,879	9,617
Total	$116,135	$142,950

	December 31,
Long-lived assets:	2024	2023
United States	$18,025	$31,490
Australia	6,044	6,882
Other	270	426
Total	$24,339	$38,798

22. Subsequent Events

On January 29, 2025, we completed the conversion of 7,000 shares of the 28,000.00001 outstanding shares of Series B Convertible Preferred Stock into 3,784,688 shares of Common Stock, at a conversion price of $1.84956 per share, in accordance with the terms of the Series B Convertible Preferred Stock. As a result of the Conversion, we reduced the number of shares of Series B Convertible Preferred Stock outstanding to 21,000.00001 shares.

On March 12, 2025, we entered into Amendment No. 4 to the A&R Credit Agreement (the “A&R Fourth Amendment”). The A&R Fourth Amendment sets the total net leverage ratio levels applicable under the A&R Credit Agreement, once net leverage testing is resumed as of the quarter ending June 30, 2026. For the quarter ending June 30, 2026, the total net leverage ratio will be initially set at 9.00:1.00, reducing over time until the ratio reaches 7.75:1.00 for the quarter ending June 30, 2027 and any subsequent quarter. In the event we prepay at least $15 million of the principal debt under the A&R Credit Agreement, the total net leverage ratio levels are reduced such that they would be initially set at 7.75:1.00 for the quarter ending June 30, 2026, and would reduce over time until the ratio reaches 6.50:1.00 for the quarter ending June 30, 2027 and any subsequent quarter. The other terms of the A&R Credit Agreement prior to the A&R Fourth Amendment remain substantially unchanged.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on the evaluation performed as of December 31, 2024, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 due to the material weaknesses described below.

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

•We did not appropriately design and implement management review controls at a sufficient level of precision around complex accounting areas and disclosure including asset impairments, revenue contracts, income tax, stock-based compensation, lease, debt amendment and preferred stock accounting.

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

Remediation Efforts

We continue to work on designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•We hired additional qualified accounting resources to oversee risk assessment procedures and remedial actions over internal controls.

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

In addition to implementing and refining the above activities, we expect to engage in additional remediation activities in fiscal year 2025, including:

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

Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information
No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company in the year ended December 31, 2024.
On March 12, 2025, we entered into Amendment No. 4 to the A&R Credit Agreement (the “A&R Fourth Amendment”). The A&R Fourth Amendment sets the total net leverage ratio levels applicable under the A&R Credit Agreement, once net leverage testing is resumed as of the quarter ending June 30, 2026. For the quarter ending June 30, 2026, the total net leverage ratio will be initially set at 9.00:1.00, reducing over time until the ratio reaches 7.75:1.00 for the quarter ending June 30, 2027 and any subsequent quarter. In the event we prepay at least $15 million of the principal debt under the A&R Credit Agreement, the total net leverage ratio levels are reduced such that they would be initially set at 7.75:1.00 for the quarter ending June 30, 2026, and would reduce over time until the ratio reaches 6.50:1.00 for the quarter ending June 30, 2027 and any subsequent quarter. The other terms of the A&R Credit Agreement prior to the A&R Fourth Amendment remain substantially unchanged. The foregoing summary of the A&R Fourth Amendment and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the A&R Fourth Amendment filed herewith as Exhibit 10.19, which is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance is incorporated by reference from the sections entitled “Proposal No. 1 - Election of Directors,” “Executive Officers and Additional Director Information” and “Corporate Governance ” in the Company’s proxy statement for the 2025 annual meeting of the Company’s stockholders (the “2025 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year end.
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities (the “Insider Trading Policy”) that applies to all of the Company’s directors, officers, employees and other covered persons identified within the Insider Trading Policy. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. federal securities laws, rules and regulations, as well as Nasdaq listing standards applicable to the Company, relating to insider trading. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with applicable federal securities laws and Nasdaq listing requirements. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation
Information relating to the compensation of our executive officers and directors is incorporated by reference from the sections entitled “Executive Compensation” and “Director Compensation” in the 2025 Proxy Statement (provided that the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of our securities by certain beneficial owners and our management, equity compensation plans and related stockholder matters is incorporated by reference from the section entitled “Ownership of Common Stock” in the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to related party transactions and director independence is incorporated by reference from the sections entitled “Certain Relationships and Related-Party and Other Transactions” and “Director Independence” in the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services
Information relating to the principal accounting services provided to the Company and the fees for such services is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in the 2025 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
    (a)    The following documents are filed as part of this Annual Report on Form 10-K:

1.    Consolidated Financial Statements: Refer to “Index to Consolidated Financial Statements” at “Item 8. Consolidated Financial Statements and Supplementary Data” herein.

(b)    Consolidated Financial Statement Schedule.

Schedule II -Valuation and Qualifying Account

(in thousands)	Balance at Beginning of Year	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Year
Year Ended December 31, 2023
Reserve for inventory	$3,592	$6,935	$(5,049)	$5,478
Year Ended December 31, 2024
Reserve for inventory	$5,478	$(1,056)	$(197)	$4,225

(c)    Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of PLBY Group, Inc. (incorporated by reference to Exhibit 3.1 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
3.2	Amended and Restated Bylaws of PLBY Group, Inc. (incorporated by reference to Exhibit 3.2 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
3.3	Certificate of Designation of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of PLBY’s Current Report on Form 8-K filed with the SEC on May 17, 2022)
3.4	Certificate of Elimination of the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 of PLBY’s Current Report on Form 8-K filed with the SEC on November 14, 2024)
3.5	Certificate of Designation of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of PLBY’s Current Report on Form 8-K filed with the SEC on November 14, 2024)
4.1	Description of registrant’s securities
10.1†	Playboy Enterprises, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
10.2†	PLBY Group, Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
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

10.6
Standstill Agreement, dated as of January 30, 2023, by and among PLBY Group, Inc. and affiliates of Rizvi Traverse Management (incorporated by reference to Exhibit 10.1 of PLBY’s Current Report on Form 8-K filed with the SEC on February 2, 2023)

10.7†
PLBY Group, Inc. Non-Employee Director Compensation Policy, amended and restated as of April 20, 2023 (incorporated by reference to Exhibit 10.6 of PLBY’s Current Report on Form 10-Q filed with the SEC on May 10, 2023)

Exhibit No.	Description
10.8*
Amended and Restated Credit and Guaranty Agreement, dated as of May 10, 2023, by and among PLBY Group, Inc., Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.7 of PLBY’s Current Report on Form 10-Q filed with the SEC on May 10, 2023)

10.9*
Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement, dated as of November 2, 2023, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 to PLBY’s Current Report on Form 8-K filed with the SEC on November 6, 2023)

10.10*
Amendment No. 2 to Amended and Restated Credit and Guaranty Agreement, dated as of March 27, 2024, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.14 to PLBY’s Annual Report on Form 10-K filed with the SEC on March 29, 2024)

10.11*
Amendment No. 3 to Amended and Restated Credit and Guaranty Agreement, dated November 11, 2024 (incorporated by reference to Exhibit 10.3 of PLBY’s Current Report on Form 8-K filed with the SEC on November 14, 2024)

10.12
Securities Purchase Agreement, dated October 30, 2024, by and between PLBY Group, Inc. and Byborg Enterprises S.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2024)

10.13
Standstill Agreement, dated October 30, 2024, by and between PLBY Group, Inc. and Byborg Enterprises S.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2024)

10.14*	Exchange Agreement, dated November 11, 2024 (incorporated by reference to Exhibit 10.1 of PLBY’s Current Report on Form 8-K filed with the SEC on November 14, 2024)
10.15*	Registration Rights Agreement, dated November 13, 2024 (incorporated by reference to Exhibit 10.2 of PLBY’s Current Report on Form 8-K filed with the SEC on November 14, 2024)
10.16*+
License & Management Agreement, dated December 14, 2024, by and between Playboy Enterprises, Inc. and Byborg Enterprises S.A. (incorporated by reference to Exhibit 10.1 of PLBY’s Current Report on Form 8-K filed with the SEC on December 16, 2024)

10.17
Securities Purchase Agreement, dated December 14, 2024, by and between PLBY Group, Inc. and The Million S.a.r.l. (incorporated by reference to Exhibit 10.2 of PLBY’s Current Report on Form 8-K filed with the SEC on December 16, 2024)

10.18	Form of Retention Agreement of PLBY Group, Inc., dated as of December 23, 2024 (incorporated by reference to Exhibit 10.1 to PLBY’s Current Report on Form 8-K filed with the SEC on December 26, 2024)
10.19
Amendment No. 4 to Amended and Restated Credit and Guaranty Agreement, dated as of March 12, 2025, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent

14.1	Code of Conduct and Ethics, adopted by PLBY Group, Inc.’s board of directors on February 10, 2021 (incorporated by reference to Exhibit 14.1 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
19.1	Insider Trading Policy
21.1	List of subsidiaries of PLBY Group, Inc.
23.1	Consent of BDO USA, P.C.
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	PLBY Group, Inc. Clawback Policy (incorporated by reference to Exhibit 97 of PLBY’s Form 10-K filed with the SEC on March 29, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit No.	Description
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

PLBY GROUP, INC.

Date: March 13, 2025	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (Principal executive officer)
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

Name	Title	Date

/s/ Ben Kohn	Chief Executive Officer, President and Director	March 13, 2025
Ben Kohn	(Principal executive officer)

/s/ Marc Crossman	Chief Financial Officer and Chief Operating Officer	March 13, 2025
Marc Crossman	(Principal financial officer and principal accounting officer)

/s/ Suhail Rizvi	Director	March 13, 2025
Suhail Rizvi

/s/ Tracey Edmonds	Director	March 13, 2025
Tracey Edmonds

/s/ James Yaffe	Director	March 13, 2025
James Yaffe

/s/ Juliana F. Hill	Director	March 13, 2025
Juliana F. Hill

/s/ Gyorgy Gattyan	Director	March 13, 2025
Gyorgy Gattyan