Form 10-Q
period 2025-03-31
PLBY Group, Inc.
filed 2025-05-15
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of May 9, 2025 was 93,944,597.

i

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net revenues	$28,875	$28,319
Costs and expenses:
Cost of sales	(9,053)	(12,507)
Selling and administrative expenses	(25,397)	(22,012)
Impairments	(301)	(2,417)
Other operating expense, net	(384)	(300)
Total costs and expenses	(35,135)	(37,236)
Operating loss	(6,260)	(8,917)
Nonoperating (expense) income:
Interest expense, net	(1,888)	(6,427)
Other income (expense), net	202	(50)
Total nonoperating expense	(1,686)	(6,477)
Loss before income taxes	(7,946)	(15,394)
Expense from income taxes	(1,095)	(1,053)
Net loss	(9,041)	(16,447)
Net loss attributable to PLBY Group, Inc.	$(9,041)	$(16,447)
Net loss per share, basic and diluted	$(0.10)	$(0.23)
Weighted-average shares used in computing net loss per share, basic and diluted	92,653,367	72,677,664
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(9,041)	$(16,447)
Other comprehensive loss:
Foreign currency translation adjustment	(741)	(1,733)
Other comprehensive loss	(741)	(1,733)
Comprehensive loss	$(9,782)	$(18,180)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,719	$30,904
Restricted cash	100	100
Receivables, net of $0.7 million and $0.5 million of allowance for credit losses as of March 31, 2025 and December 31, 2024, respectively	4,157	7,271
Inventories, net	8,114	8,922
Prepaid expenses and other current assets	5,488	5,472
Assets held for sale	3,890	4,835
Total current assets	45,468	57,504
Restricted cash	1,852	2,318
Property and equipment, net	4,460	4,871
Operating right-of-use assets	18,135	19,468
Goodwill	36,124	36,007
Other intangible assets, net	155,791	155,973
Contract assets, net of current portion	8,044	7,848
Other noncurrent assets	701	715
Total assets	$270,575	$284,704
Liabilities, Mezzanine Equity and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$9,805	$10,672
Deferred revenues, current portion	6,188	9,693
Long-term debt, current portion	762	381
Operating lease liabilities, current portion	6,744	6,624
Other current liabilities and accrued expenses	30,484	28,474
Total current liabilities	53,983	55,844
Deferred revenues, net of current portion	3,781	5,762
Long-term debt, net of current portion	175,572	176,194
Deferred tax liabilities, net	11,808	10,302
Operating lease liabilities, net of current portion	17,233	18,843
Other noncurrent liabilities	1,411	1,837
Total liabilities	263,788	268,782
Commitments and contingencies (Note 12)
Mezzanine equity:
Series B convertible preferred stock, $0.0001 par value per share, 28,001 shares authorized, 21,000.00001 shares were issued and outstanding as of March 31, 2025; and 28,000.00001 shares were issued and outstanding as of December 31, 2024	18,374	23,861
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ deficit:
Common stock, $0.0001 par value per share, 150,000,000 shares authorized, 96,184,498 shares issued and 93,934,569 shares outstanding as of March 31, 2025; 92,110,964 shares issued and 89,861,035 shares outstanding as of December 31, 2024	9	9
Treasury stock, at cost, 2,249,929 shares as of March 31, 2025 and December 31, 2024	(5,445)	(5,445)
Additional paid-in capital	724,971	718,797
Accumulated other comprehensive loss	(28,196)	(27,455)
Accumulated deficit	(702,718)	(693,637)
Total stockholders’ deficit	(11,379)	(7,731)
Total liabilities, mezzanine equity and stockholders’ (deficit) equity	$270,575	$284,704
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share amounts)

	Mezzanine Equity		Stockholders’ Deficit
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2024	28,000.00001	$23,861	89,861,035	$9	$(5,445)	$718,797	$(27,455)	$(693,637)	$(7,731)
Shares issued in connection with employee stock plans	—	—	288,846	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	687	—	—	687
Conversion of convertible preferred stock	(7,000)	(7,000)	3,784,688	—	—	7,000	—	—	7,000
Preferred stock accretion	—	1,513	—	—	—	(1,513)	—	—	(1,513)
Other	—	—	—	—	—	—	—	(40)	(40)
Other comprehensive loss	—	—	—	—	—	—	(741)	—	(741)
Net loss	—	—	—	—	—	—	—	(9,041)	(9,041)
Balance at March 31, 2025	21,000.00001	$18,374	93,934,569	$9	$(5,445)	$724,971	$(28,196)	$(702,718)	$(11,379)

	Mezzanine Equity		Stockholders’ Equity
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	—	$—	72,533,754	$7	$(5,445)	$690,055	$(24,910)	$(613,814)	$45,893
Shares issued in connection with employee stock plans	—	—	109,691	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	1,834	—	—	1,834
Other comprehensive loss	—	—	—	—	—	—	(1,733)	—	(1,733)
Net loss	—	—	—	—	—	—	—	(16,447)	(16,447)
Balance at March 31, 2024	—	$—	72,643,445	$7	$(5,445)	$691,889	$(26,643)	$(630,261)	$29,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(9,041)	$(16,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	804	1,800
Stock-based compensation	687	1,834
Amortization of debt (premium)/discount and issuance costs	(2,254)	1,075
Impairments	301	2,417
Amortization of right-of-use assets	1,359	2,529
Capitalized paid-in-kind interest	2,013	1,904
Deferred income taxes	1,506	1,032
Other, net	(685)	(12)
Changes in operating assets and liabilities:
Receivables, net	3,371	2,072
Inventories	995	4,099
Accounts payable	(884)	(4,247)
Other liabilities and accrued expenses	1,467	(3,888)
Deferred revenues	(5,496)	(1,614)
Operating lease liabilities	(1,575)	(2,798)
Other, net	(188)	493
Net cash used in operating activities	(7,620)	(9,751)
Cash Flows From Investing Activities
Purchases of property and equipment	(34)	(594)
Net cash used in investing activities	(34)	(594)
Cash Flows From Financing Activities
Other	(40)	—
Repayment of long-term debt	—	(76)
Net cash used in financing activities	(40)	(76)
Effect of exchange rate changes on cash and cash equivalents	43	(260)
Net decrease in cash and cash equivalents and restricted cash	(7,651)	(10,681)
Balance, beginning of year	$33,322	$31,676
Balance, end of period	$25,671	$20,995
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$23,719	$19,042
Restricted cash	1,952	1,953
Total	$25,671	$20,995
Supplemental Disclosures
Cash paid for income taxes	$330	$80
Cash paid for interest	$2,554	$3,591
Supplemental Disclosure of Non-Cash Activities
Issuance of common stock in relation to the conversion of preferred stock	$7,000	$—
Preferred stock accretion to redemption value	$1,513	$—
Right-of-use assets in exchange for lease liabilities	$—	$600
Sale of artwork in exchange for receivables	$252	$1,504
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLBY Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
PLBY Group, Inc. (the “Company”, “PLBY”, “we”, “our” or “us”), together with its subsidiaries through which it conducts business, is a global consumer lifestyle company marketing the Playboy brand through a wide range of direct-to-consumer products, Playboy magazine, licensing initiatives, digital subscriptions and content, and online and location-based entertainment, in addition to the sale of direct-to-consumer products through its Honey Birdette brand.
In the fourth quarter of 2024, our wholly-owned subsidiary, Playboy Enterprises, Inc. (“PEI”), entered into a License & Management Agreement (the “LMA”) with Byborg Enterprises SA (“Byborg”), pursuant to which Byborg agreed, that as of January 1, 2025, Byborg would operate our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses and license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. Such digital operations were previously part of our Digital Subscriptions and Content operating and reportable segment. As a result, during the first quarter of 2025, we had two reportable segments: Direct-to-Consumer and Licensing. Refer to Note 17, Segments.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of March 31, 2025, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and mezzanine equity and stockholders’ (deficit) equity for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of March 31, 2025 and our results of operations and cash flows for the three months ended March 31, 2025 and 2024. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three-month periods are also unaudited. The interim condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2025.
Reclassifications
Certain prior period amounts in the condensed consolidated statements of operations and condensed consolidated statements of cash flows have been reclassified to conform with the current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We regularly assess these estimates, including, but not limited to, valuation of our trademarks and trade names; valuation of our contingent consideration liabilities; valuation of our income taxes; valuation of our only currently authorized and issued preferred stock (our “Series B Convertible Preferred Stock”); pay-per-view and video-on-demand buys, and monthly subscriptions to our television and digital content; the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; licensing commission accruals; and stock-based compensation expense. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
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
There were no receivables from any individual customer exceeding 10% of our total receivables as of March 31, 2025 and December 31, 2024.
The following table represents revenue from our customers exceeding 10% of our total revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Customer	2025	2024
Customer A(1)	17%	—%
_________________
(1) The agreement with this licensee was entered into in the fourth quarter of 2024 and went into effect as of January 1, 2025. Refer to Note 16, Related Party Transactions for details.
Restricted Cash
At March 31, 2025 and December 31, 2024, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters and Honey Birdette’s term deposit in relation to its Sydney office lease.
Liquidity Assessment and Management’s Plans
The macroeconomic factors that have adversely impacted our business since the second quarter of 2022 have begun to improve during first quarter of 2025, positively impacting our financial performance. Our net revenues for the three months ended March 31, 2025 increased by $0.6 million, compared to the three months ended March 31, 2024, which contributed to a corresponding reduction in our operating and net losses. For the three months ended March 31, 2025, we reported a net operating loss of $6.3 million and negative operating cash flows of $7.6 million. As of March 31, 2025, we had approximately $23.7 million in unrestricted cash and cash equivalents. We expect our capital expenditures and working capital requirements in 2025 to be largely consistent with 2024.

As of March 31, 2025, we were in compliance with the covenants under our senior secured credit agreement (the “A&R Credit Agreement”), and there is no testing of our Total Net Leverage Ratio (as defined in the A&R Credit Agreement) until the quarter ending June 30, 2026. However, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience material decreases to net sales and operating cash flows and materially higher operating losses, and we could then experience difficulty remaining in compliance with such covenants. Refer to Note 8, Debt, for further details regarding the terms of our A&R Credit Agreement and the term loans thereunder.

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

Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $1.0 million for the three months ended March 31, 2025 and 2024.
Gift Card Liabilities
We account for gift cards sold to customers by recording a liability in other current liabilities and accrued expenses in our consolidated balance sheets at the time of sale, which is recognized as revenue when redeemed or when we have determined the likelihood of redemption to be remote, which is referred to as gift card breakage. Depending on the jurisdiction in which we operate, gift cards sold to customers have expiration dates ranging from three to five years from the date of sale, or they do not expire and may be subject to escheatment rights. Our gift card liability totaled $1.7 million, $1.7 million and $1.6 million as of March 31, 2025, December 31, 2024 and December 31, 2023, respectively. Revenue recognized from unredeemed gift card balances was $0.1 million for the three months ended March 31, 2025 and 2024.
Assets Held for Sale

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

Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive loss represents foreign currency translation adjustments attributable to Honey Birdette’s operations. Refer to the Condensed Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were immaterial for the three months ended March 31, 2025 and 2024.

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which addresses the accounting and disclosure requirements for certain crypto assets. This ASU requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for all entities holding assets that meet certain scope criteria for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual periods. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. We adopted this ASU in the first quarter of 2025. This ASU did not have a material impact on our disclosures or our condensed consolidated financial statements, as recognized losses related to the fair value remeasurement of our crypto assets during the three months ended March 31, 2025 were immaterial, and the fair value of our crypto assets was immaterial as of March 31, 2025 and December 31, 2024.
Accounting Pronouncements Issued but Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU’s amendments are effective for all entities that are subject to Topic 740, Income Taxes, for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures.

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. An entity’s share of earnings or losses from investments accounted for under the equity method is not a relevant expense caption that requires disaggregation. Such ASU’s amendments are effective for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our consolidated financial statements.

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
For cash equivalents, receivables and certain other current assets and liabilities at March 31, 2025 and December 31, 2024, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the refinancing of our senior secured debt in May 2021, its restatement in 2023 and subsequent amendments in 2023, 2024 and 2025, we believe that its carrying value at March 31, 2025 and December 31, 2024 approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 8, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(423)	$(423)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(513)	$(513)
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

Contingent consideration liability relates to the contingent consideration recorded in connection with our 2021 acquisition of GlowUp Digital Inc. (“GlowUp”), which was acquired to build our creator platform, and represents the fair value for shares which may still be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of March 31, 2025 and December 31, 2024. The fair value of such shares is remeasured each reporting date using the PLBY stock price as of each reporting date. Fair value change as a result of contingent liabilities fair value remeasurement during the three months ended March 31, 2025 and 2024 was immaterial. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the three months ended March 31, 2025 (in thousands):

Contingent Consideration
Balance at December 31, 2024	$513
Change in fair value	(90)
Balance at March 31, 2025	$423
The decrease in the fair value of the contingent consideration for the three months ended March 31, 2025 was primarily due to a decrease in the price per share of our common stock.
Fair value of our digital assets held, comprised of the cryptocurrency “Ethereum”, is based on Level 1 inputs. Recognized losses related to the fair value remeasurement of our digital assets during the three months ended March 31, 2025 were immaterial, and the fair value of our digital assets was immaterial as of March 31, 2025 and December 31, 2024. Periods prior to March 31, 2025 include digital assets at cost, net of impairment losses incurred since their acquisition, which were immaterial for the three months ended March 31, 2024.
Assets Held for Sale
In the fourth quarter of 2023, we began the sale of artwork assets, but they were not fully disposed of as of March 31, 2025 and December 31, 2024, and as such continued to be classified as current assets held for sale in our condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

The assumptions used in measuring fair value of our artwork held for sale are considered Level 2 inputs, which include market prices obtained from recent auctions of similar works of art, or management’s judgment as to their salable value. During the three months ended March 31, 2025 and March 31, 2024, we recorded $0.3 million and $2.4 million of impairment charges related to our artwork held for sale, respectively.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, our non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis, whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions.
Series B Convertible Preferred Stock
The fair value of our only currently authorized and issued preferred stock, our Series B Convertible Preferred Stock, initially measured as of November 13, 2024 (the initial issuance date), was estimated using a binomial lattice model in a risk-neutral framework (a special case of the income approach). Considering the conversion feature was out-of-the-money as of the issuance date and the Series B Convertible Preferred Stock is redeemable by us without penalty, we valued the Series B Convertible Preferred Stock as a non-convertible callable note. Specifically, our future yield is modeled using the Black-Derman-Toy interest rate model in a risk-neutral framework. For each modeled future yield, the value of the Series B Convertible Preferred Stock was calculated incorporating any optimal early prepayment/redemption. The value of the Series B Convertible Preferred Stock was then calculated as the probability-weighted present value over all future modeled payoffs.

Our Series B Convertible Preferred Stock was classified as mezzanine equity in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. No subsequent fair value remeasurement is required. We classified our Series B Convertible Preferred Stock as Level 3 due to the lack of relevant observable inputs. Refer to Note 10, Convertible Preferred Stock, for further information on our Series B Convertible Preferred Stock.

3. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract liabilities are classified as deferred revenue in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
The following table summarizes our contract assets and certain contract liabilities (in thousands):

	March 31, 2025	December 31, 2024	December 31, 2023
Accounts receivable	$4,157	$7,271	$7,496
Contract Balances:
Contract assets, current portion	$1,783	$1,531	$1,547
Contract assets, net of current portion	8,044	7,848	8,716
Contract liabilities, current portion	(6,188)	(9,693)	(9,205)
Contract liabilities, net of current portion	(3,781)	(5,762)	(4,641)
Contract liabilities, net	$(142)	$(6,076)	$(3,583)
The following tables provide a roll-forward of our netted contract assets and contract liabilities (in thousands):

Contract Liabilities, Net
Balance at December 31, 2024	$(6,076)
Revenues recognized that were included in gross contract liabilities at December 31, 2024	8,683
Contract assets reclassified to accounts receivable in the first quarter of 2025	(2,242)
Cash received in advance since prior year and remained in net contract liabilities at period-end	(557)
Contract terminations in 2025	50
Balance at March 31, 2025	$(142)

Contract Liabilities, Net
Balance at December 31, 2023	$(3,583)
Revenues recognized that were included in gross contract liabilities at December 31, 2023	7,186
Contract assets reclassified to accounts receivable in the first quarter of 2024	(4,019)
Cash received in advance since prior year and remained in net contract liabilities at period-end	(1,477)
Balance at March 31, 2024	$(1,893)
Future Performance Obligations
As of March 31, 2025, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $373.3 million, of which $368.7 million related to trademark licensing, including minimum guaranteed royalties from licensed digital operations per the LMA, $4.0 million pertained to December 31, 2024 deferred revenue balances from our legacy digital operations and $0.6 million related to direct-to-consumer products.

Unrecognized revenue of the trademark licensing revenue stream will be recognized over the next 15 years, of which 46% will be recognized in the first five years. Such unrecognized revenue does not include variable consideration determined based on the customer’s subsequent sale or usage. Unrecognized revenue of our prior digital operations, which pertains to related deferred revenue balances as of December 31, 2024, will be recognized over the next five years, of which 48% will be recognized in the first year. Effective January 1, 2025, revenues from the licensed digital operations will be remitted to Byborg per the terms of the LMA.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended March 31, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Consumer products	$16,331	$—	$—	$—	$16,331
Trademark licensing	—	11,385	—	—	11,385
Digital subscriptions and products	—	—	—	846	846
Events and sponsorships	—	—	313	—	313
Total revenues	$16,331	$11,385	$313	$846	$28,875

	Three Months Ended March 31, 2024
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Consumer products	$18,740	$—	$—	$—	$18,740
Trademark licensing	—	4,147	—	—	4,147
Digital subscriptions and products	—	—	—	3,742	3,742
TV and cable programming	—	—	—	1,690	1,690
Total revenues	$18,740	$4,147	$—	$5,432	$28,319
The following table disaggregates revenue by point in time versus over time (in thousands):

	Three Months Ended March 31,
	2025	2024
Point in time	$16,706	$20,288
Over time	12,169	8,031
Total revenues	$28,875	$28,319

4. Inventories, Net

The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands):

	March 31, 2025	December 31, 2024
Editorial and other pre-publication costs	$—	$59
Merchandise finished goods	8,114	8,863
Total	$8,114	$8,922

At March 31, 2025 and December 31, 2024, reserves for slow-moving and obsolete inventory amounted to $4.1 million and $4.2 million, respectively.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Contract assets, current portion	$1,783	$1,531
Prepaid inventory and production costs	1,074	600
Prepaid insurance	593	772
Other	2,038	2,569
Total	$5,488	$5,472

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Internally developed software (1)	$7,481	$7,479
Leasehold improvements	9,785	9,759
Equipment	3,769	3,743
Furniture and fixtures	1,814	1,810
Construction in progress	267	260
Total property and equipment, gross	23,116	23,051
Less: accumulated depreciation	(18,656)	(18,180)
Total	$4,460	$4,871
_________________
(1) The net book value of our internally developed software was $0.3 million as of both March 31, 2025 and December 31, 2024 and primarily relates to certain portions of our playboy.com site.

The aggregate depreciation expense related to property and equipment, net was $0.4 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

7. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Taxes	$7,626	$8,101
Accrued interest	3,592	4,016
Accrued salaries, wages and employee benefits	4,980	5,014
Payable to Byborg	3,692	—
Accrued creator fees	1,982	2,080
Outstanding gift cards and store credits	1,728	1,713
Other	6,884	7,550
Total	$30,484	$28,474

The licensing arrangement with Byborg that was entered into during the fourth quarter of 2024 became effective January 1, 2025. There is a transition period under which we will continue to operate the licensed Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses according to the terms of a Transition Service Agreement (the “TSA”) while Byborg works to take full operational control. The first $5.0 million of operating expenses incurred in relation to such licensed businesses is our responsibility to bear. Any operating expenses paid by us with respect to such licensed businesses above the $5.0 million threshold will be reimbursed to us by Byborg. Byborg is entitled to cash collected by us while operating the licensed businesses during the transition period and we are obligated to remit the funds to Byborg quarterly. The cash will be remitted on a net basis to Byborg, such that any operating expenses incurred beyond the $5.0 million expense threshold will be deducted from amounts we have collected for Byborg. As of March 31, 2025, the remittances payable to Byborg totaled $3.7 million, the majority of which was paid to Byborg in the second quarter of 2025. The operating expenses related to the licensed digital businesses were $3.8 million during the first quarter of 2025, and we recorded such expense in our condensed consolidated statements of operations.

8. Debt
The following table sets forth our debt (in thousands):

	March 31, 2025	December 31, 2024
Term loan, due 2027	$144,242	$144,242
Plus: capitalized payment-in-kind interest	10,832	8,819
Total debt	155,074	153,061
Plus: unamortized debt premium, net	21,814	24,127
Less: unamortized debt issuance costs	(554)	(613)
Total debt, net of unamortized debt issuance costs and debt premium, net	176,334	176,575
Less: current portion of long-term debt	(762)	(381)
Total debt, net of current portion	$175,572	$176,194
Term Loan
Refer to Note 10, Debt, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K, filed with the SEC on March 13, 2025, for details regarding our A&R Credit Agreement for periods prior to the first quarter of 2024.
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
•resetting the interest rate margin for both tranche A term loans under the A&R Credit Agreement (“Tranche A”) and tranche B term loans under the A&R Credit Agreement (“Tranche B”, and together with Tranche A, the “A&R Term Loans”) to the same applicable U.S Federal Reserve Secured Overnight Financing Rate, plus a 0.10% credit spread adjustment, plus 6.25% (with corresponding changes necessary so that all but 1.00% of the interest rate margin can be paid in-kind); and
•applying amortization of 1% per year to all loans, which is to be paid quarterly starting in the fourth quarter of 2025.
The other terms of the A&R Credit Agreement prior to the A&R Third Amendment remained substantially unchanged, and the new terms went into effect upon the closing of the Exchange Agreement and the issuance of the Series B Convertible Preferred Stock, which occurred on November 13, 2024. The Series B Convertible Preferred Stock was established pursuant to the filing of a Certificate of Designation with the state of Delaware, which certificate set forth the terms of the Series B Convertible Preferred Stock. Upon the filing of such certificate, we issued to the Lenders an aggregate of 28,000.00001 shares of Series B Convertible Preferred Stock with a stated value of $28.0 million. The Series B Convertible Preferred Stock includes a 12% annual dividend rate, which will commence accruing six months after the issuance date, which will be payable in cash or in-kind, solely at our discretion. We have the right to redeem for cash (at any time) or convert the Series B Convertible Preferred Stock at any time, provided that the five-day volume-weighted average price of our common stock is $1.50 or above, with a conversion price floor of $1.50 and a cap of $4.50. Refer to Note 13, Preferred Stock, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K, filed with the SEC on March 13, 2025, for further details in regards to the Series B Convertible Preferred Stock.
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
The stated interest rate of each Tranche A and Tranche B term loans as of March 31, 2025 was 10.65%. The stated interest rate of each Tranche A and Tranche B term loans as of December 31, 2024 was 11.01%. The effective interest rate of Tranche A and Tranche B as of March 31, 2025 was 0.74% and 4.60%, respectively. The effective interest rate of Tranche A and Tranche B as of December 31, 2024 was 1.05% and 4.93%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of March 31, 2025 and December 31, 2024.
The following table sets forth maturities of the principal amount of our A&R Term Loans as of March 31, 2025 (in thousands):

Remainder of 2025	$381
2026	1,524
2027	153,169
Total	$155,074

9. Stockholders’ Equity
Common Stock
Common stock reserved for future issuance consisted of the following, as of the dates shown:

	March 31, 2025	December 31, 2024
Shares available for grant under equity incentive plans	5,116,772	1,194,947
Options issued and outstanding under equity incentive plans	1,997,466	1,997,466
Unvested restricted stock units	3,051,366	3,660,581
Vested restricted stock units not yet settled	139,388	72,000
Unvested performance-based restricted stock units	169,021	243,424
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	10,723,129	7,417,534

10. Convertible Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 28,001 shares are designated as “Series B Convertible Preferred Stock”.
On November 13, 2024, pursuant to the Exchange Agreement, we issued an aggregate of 28,000.00001 shares of the Series B Convertible Preferred Stock, as consideration in exchange for approximately $6.4 million of Tranche A loans and approximately $58.9 million of Tranche B loans under that certain A&R Credit Agreement. For a more detailed summary of the terms of the Series B Convertible Preferred Stock, refer to Note 13, Preferred Stock, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 13, 2025.
On January 29, 2025, we completed the conversion of 7,000 shares of the 28,000.00001 outstanding shares of Series B Convertible Preferred Stock into 3,784,688 shares of the Company’s common stock, at a conversion price of $1.84956 per share (the “Conversion”), in accordance with the terms of the Series B Convertible Preferred Stock. As a result of the Conversion, we reduced the number of shares of Series B Convertible Preferred Stock outstanding to 21,000.00001 shares. Holders of the Series B Convertible Preferred Stock had their shares converted to common stock on a pro rata basis.
The Conversion resulted in a $7.0 million reduction in the carrying amount of the Series B Convertible Preferred Stock, and we recognized $1.5 million of accretion to the Series B Convertible Preferred Stock’s redemption value in the first quarter of 2025, resulting in a $18.4 million mezzanine equity balance in the condensed consolidated balance sheet as of March 31, 2025.

11. Stock-Based Compensation
As of March 31, 2025, 14,331,506 shares of common stock had been authorized for issuance under our 2021 Equity and Incentive Compensation Plan and 6,287,687 shares of common stock were originally reserved for issuance under our 2018 Equity Incentive Plan.

Stock Option Activity
A summary of the stock option activity under our equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2024	1,997,466	$2.12	6.3	$732
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, expired and cancelled	—	—	—	—
Balance – March 31, 2025	1,997,466	$2.12	6.1	$402
Exercisable – March 31, 2025	1,540,180	$2.55	5.3	$201
Vested and expected to vest as of March 31, 2025	1,997,466	$2.12	6.1	$402
There were no options granted in the first quarter of 2025 or 2024.
Restricted Stock Unit Activity
A summary of restricted stock unit (“RSU”) activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share

Unvested and outstanding balance at December 31, 2024	3,660,581	$1.34
Granted	306,013	1.50
Vested	(356,234)	2.15
Forfeited	(558,994)	1.44
Unvested and outstanding balance at March 31, 2025	3,051,366	$1.24
The total fair value of RSUs that vested during the three months ended March 31, 2025 and 2024 was approximately $0.4 million and $0.3 million, respectively. We had 139,388 and 218,730 outstanding and fully vested RSUs that remained unsettled at March 31, 2025 and 2024, respectively, all of which are expected to be settled in 2025 and were settled in 2024, respectively. As such, they were excluded from outstanding shares of common stock but were included in weighted-average shares outstanding for the calculation of net loss per share for the three months ended March 31, 2025 and 2024.
Performance Stock Unit Activity
A summary of performance-based restricted stock unit (“PSU”) activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2024	243,424	$7.59
Granted	—	—
Vested	—	—
Forfeited	(74,403)	4.95
Unvested and outstanding balance at March 31, 2025	169,021	$8.75
There were no PSUs that vested during the three months ended March 31, 2025 or 2024.

Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$—	$633
Selling and administrative expenses	687	1,201
Total	$687	$1,834

At March 31, 2025, total unrecognized compensation cost related to unvested stock option awards was $0.1 million and is expected to be recognized over the remaining weighted-average service period of 0.25 years. At March 31, 2025, total unrecognized compensation cost related to unvested performance-based restricted stock units and restricted stock units was $1.6 million and is expected to be recognized over the remaining weighted-average service period of 0.72 years.

12. Commitments and Contingencies
Leases
Lease cost associated with operating leases for the three months ended March 31, 2025 and 2024 is included in the table below.
As of March 31, 2025 and December 31, 2024, the weighted-average remaining term of our operating leases was 4.4 years and 4.5 years, respectively, and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 7.2%. Cash payments for amounts included in the measurement of operating lease liabilities were $2.0 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. There were no right-of-use assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2025. Right-of-use assets obtained in exchange for new operating lease liabilities were $0.6 million for the three months ended March 31, 2024.
Net lease cost recognized in our condensed consolidated statements of operations is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$1,816	$2,085
Variable lease cost	430	374
Short-term lease cost	432	403
Sublease income	(225)	(222)
Total	$2,453	$2,640

Maturities of our operating lease liabilities as of March 31, 2025 were as follows (in thousands):

Amounts
Remainder of 2025	$6,158
2026	7,666
2027	5,209
2028	2,807
2029	2,420
Thereafter	4,031
Total undiscounted lease payments	28,291
Less: imputed interest	(4,314)
Total operating lease liabilities	$23,977

Operating lease liabilities, current portion	$6,744
Operating lease liabilities, noncurrent portion	$17,233
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

Former Model Case

On July 5, 2024, a former Playboy model filed a complaint against the Company, certain of the Company’s affiliates and A&E Television Networks LLC (“A&E”, and collectively, with the Company and its affiliates, the “Defendants”) in California Superior Court for claims arising from A&E’s “Secrets of Playboy” show (the “A&E Show”) which showed certain Playboy videos that depicted the former model. The complaint alleged, among other things, invasion of privacy, appropriation, distribution of private explicit video, negligence and unfair competition by the Defendants to the detriment of the former model. The lawsuit sought at least $2.0 million in damages from the Defendants. As neither the Company nor its affiliates participated in any way in the creation, production, distribution or airing of the A&E Show, nor did the Company or its affiliates license or otherwise authorize use of the videos in the A&E Show, this case was dismissed as to the Company and its affiliates, with prejudice, on April 1, 2025.

13. Severance Costs
We incurred severance and related employee benefits costs during 2025 and 2024 due to the reduction of headcount, as we continue to shift our business to a more capital-light model. The severance costs in the first quarter of 2025 recorded in “All Other” in the table below are primarily related to the transition of our digital subscriptions and content operations into a licensing model pursuant to the LMA. The severance costs in the first quarter of 2025 recorded in “Corporate” primarily related to brand marketing activities. Refer to Note 17, Segments, for further details. Severance costs are recorded in selling and administrative expenses in our condensed consolidated statements of operations, and in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets.
Severance costs in our condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Direct-to-Consumer	$27	$8
Corporate	1,236	22
All Other	1,008	—
Total	$2,271	$30
The following is a reconciliation of the beginning and ending severance costs balances recorded in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2024	$535
Costs incurred and charged to expense	2,271
Costs paid or otherwise settled	(853)
Balance at March 31, 2025	$1,953

14. Income Taxes
For the three months ended March 31, 2025 and 2024, our provision for income taxes was an expense of $1.1 million and $1.1 million, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 was (13.8)% and (6.8)%, respectively. The effective tax rate for the three months ended March 31, 2025 differed from the U.S. statutory federal income tax rate of 21% primarily due to impairment charges on artwork held for sale, foreign withholding taxes, the limitations of Internal Revenue Code Section 162(m) (“Section 162(m)”), stock compensation shortfall deductions and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three months ended March 31, 2024 differed from the U.S. statutory federal income tax rate of 21% primarily due to impairment charges on artwork held for sale, foreign withholding taxes, the limitations of Section 162(m), stock compensation shortfall deductions and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles.

15. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	1,997,466	1,997,466
Unvested restricted stock units	3,051,366	2,901,483
Unvested performance-based restricted stock units	169,021	707,655

16. Related Party Transactions
On November 5, 2024, The Million S.a.r.l (a subsidiary of Byborg) completed the purchase of 14,900,000 shares of our common stock and became a significant stockholder of the Company as of such date. Thus, both The Million S.a.r.l and Byborg are considered related parties of the Company.
On December 14, 2024, we entered into a Securities Purchase Agreement with The Million S.a.r.l, pursuant to which we agreed to sell to such purchaser 16,956,842 shares of our common stock, par value $0.0001 per share, at a price of $1.50 per share, subject to the approval of such sale and issuance of such shares by our stockholders.
In addition, on December 14, 2024, we entered into the LMA with Byborg, pursuant to which Byborg agreed to license the operation of our Playboy Plus, Playboy TV (digital and linear) and Playboy Club businesses and to license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. The LMA has an initial term of 15 years, with the operations and license rights pursuant to the LMA having commenced as of January 1, 2025. Pursuant to the LMA, we will receive minimum guaranteed royalties of $20 million per year of the term, to be paid in installments during each year. In addition, Byborg will prepay the minimum guaranteed amount for the second half of year 15 of the initial term of the LMA. Playboy is also entitled to receive excess royalties from the operations licensed and operated by Byborg, on the terms and conditions set forth in the LMA. In the first quarter of 2025, the Company recorded $5.0 million of minimum guaranteed royalties received in conjunction with the LMA as licensing revenue.
There is a transition period under which we will continue to operate the licensed Playboy Plus, Playboy TV (online and linear) and Playboy Club according to the terms of the TSA while Byborg works to take full operational control. The first $5.0 million of operating expenses incurred in relation to such licensed businesses is our responsibility to bear. Any operating expenses paid by us with respect to such licensed businesses above the $5.0 million threshold will be reimbursed to us by Byborg. Byborg is entitled to cash collected by us while operating the licensed businesses during the transition period and we are obligated to remit the funds to Byborg quarterly. The cash will be remitted on a net basis to Byborg, such that any operating expenses incurred beyond the $5.0 million expense threshold will be deducted from amounts we have collected for Byborg. As of March 31, 2025, the remittances payable to Byborg totaled $3.7 million, the majority of which was paid to Byborg in the second quarter of 2025. The operating expenses related to the licensed digital businesses were $3.8 million during the first quarter of 2025, and we recorded such expense in our condensed consolidated statements of operations.

17. Segments

As of January 1, 2025, our digital subscriptions and content operations transitioned into a licensing model in conjunction with the LMA. As a result, our previously reported Digital Subscriptions and Content operating and reportable segment was eliminated as of January 1, 2025. As of March 31, 2025, we had two reportable segments: Direct-to-Consumer and Licensing. The Direct-to-Consumer segment derives revenue from sales of consumer products sold directly to customers online or at brick-and-mortar stores through our lingerie business, Honey Birdette, with 51 stores in three countries as of March 31, 2025. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses, and starting January 1, 2025, minimum guaranteed royalties from licensing certain intellectual property and operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses to Byborg pursuant to the LMA.
The prior year comparative period has been recast to include previously reported digital subscriptions and content operations in “All Other”. The “All Other” column in the prior year comparative period table below derived revenue from the subscription of Playboy programming that was distributed through various channels, including websites and domestic and international television, as well as sales of creator content offerings and memberships to consumers through the Playboy Club on playboy.com. The “All Other” column for the three months ended March 31, 2025 includes amortization of deferred revenue balances related to the previously reported digital subscriptions and content operations that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025), the write-off of certain previously capitalized content expenses and transition expenses incurred pursuant to the TSA.
Revenues and expenses associated with Playboy magazine, events and sponsorships, which were previously included in the Digital Subscriptions and Content segment, were not allocated to segments for the three months ended March 31, 2025 due to the realignment of the presentation of such revenues and expenses in the financial information our Chief Operating Decision Maker (“CODM”) reviews. Such revenues and expenses were instead presented in our corporate revenue and expense allocations as activities associated with brand marketing and awareness. Our prior year comparative period segment reporting recast such revenues and expenses to conform to our current period segment presentation for comparative purposes. In the first quarter of 2024, there were no business activities related to Playboy magazine, events and sponsorships.

Our Chief Executive Officer is our CODM. Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. Consolidated operating (loss) income is the measure of segment operating (loss) profit most consistent with GAAP that is regularly reviewed by our CODM. Total asset information is not included in the tables below as it is not provided to and reviewed by our CODM. The “All Other” columns in the tables below primarily include previously reported digital subscriptions and content operations as described above. These operations are no longer reviewed by our CODM due to their transition into a licensing model pursuant to the LMA. The “Corporate” line item in the tables below includes operating revenues associated with Playboy magazine, events and sponsorships and expenses that are not allocated to the reportable segments presented to our CODM. These expenses include legal, human resources, information technology and facilities, accounting/finance and brand marketing costs. Expenses associated with Playboy magazine, events and sponsorships are included in brand marketing costs. The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

The following table sets forth financial information by reportable segment and attributable to corporate and certain other activities (in thousands):

	Three Months Ended March 31, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other (2)	Total
Net revenues	$16,331	$11,385	$313	$846	$28,875
Cost of sales (1)	(6,907)	(596)	—	(1,550)	(9,053)
Gross profit	9,424	10,789	313	(704)	19,822
Personnel	(4,347)	(594)	(5,743)	(2,705)	(13,389)
Rent	(1,719)	(7)	(621)	—	(2,347)
Marketing	(1,462)	(20)	(578)	(34)	(2,094)
Other segment items	(2,426)	(1,277)	(3,666)	(883)	(8,252)
Operating (loss) income	(530)	8,891	(10,295)	(4,326)	(6,260)
Interest expense					(1,888)
Other nonoperating income, net					202
Loss before income taxes					$(7,946)

_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of personnel and rent for the three months ended March 31, 2025.
(2) For the three months ended March 31, 2025, transition expenses associated with the digital businesses licensed to Byborg, which the Company is responsible for during the transition period pursuant to the TSA, totaled $3.8 million, with $1.3 million recorded as cost of sales and $2.5 million recorded as selling and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2025.

	Three Months Ended March 31, 2024
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Net revenues	$18,740	$4,147	$—	$5,432	$28,319
Cost of sales (1)	(8,992)	(328)	—	(3,187)	(12,507)
Gross profit	9,748	3,819	—	2,245	15,812
Personnel	(4,245)	(558)	(3,963)	(1,318)	(10,084)
Rent	(1,825)	—	(698)	(7)	(2,530)
Marketing	(1,255)	(12)	—	(7)	(1,274)
Other segment items	(2,570)	(1,170)	(6,037)	(1,064)	(10,841)
Operating (loss) income	(147)	2,079	(10,698)	(151)	(8,917)
Interest expense					(6,427)
Other nonoperating expense, net					(50)
Loss before income taxes					$(15,394)
_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of personnel and rent for the three months ended March 31, 2024.
Other segment items for the three months ended March 31, 2025 and 2024 were primarily comprised of the following:
Direct-to-Consumer: outside consulting and legal fees, as well as technology and equipment expenses.
Licensing: expenses attributable to our China joint venture, outside consulting expenses and legal fees.
Corporate: outside consulting expenses, rent expense, insurance expense, audit and tax fees, as well as non-cash impairment charges of $0.3 million and $2.4 million on our artwork held for sale during the three months ended March 31, 2025 and 2024, respectively.

Corporate expenses for the quarter ended March 31, 2025 also include $0.5 million of brand marketing costs, such as expenses associated with the relaunch of Playboy magazine, events and sponsorships. There were no such costs incurred during the quarter ended March 31, 2024.
All Other: outside consulting expenses, as well as technology and equipment expense.
Geographic Information
Revenue by geography is based on where the customer is located. The following tables set forth revenue by geographic area for the months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenues:
United States	$9,987	$14,160
Australia	6,638	8,134
Luxembourg	5,000	—
China	3,196	1,446
UK	2,641	2,700
Other	1,413	1,879
Total	$28,875	$28,319
Changes in the recorded carrying value of goodwill for the three months ended March 31, 2025 by reportable segment were as follows (in thousands):

	Direct-to-Consumer	Licensing	All Other (1)
Balance at December 31, 2024	$19,923	$—	$16,084
Reclassification to reflect segment restructuring		16,084	(16,084)
Foreign currency translation and other adjustments	117	—	—
Balance at March 31, 2025	$20,040	$16,084	$—
_________________
(1) Previously reported under Digital Subscriptions and Content operating and reportable segment in the most recent Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 13, 2025. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors”, “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 13, 2025. As used herein, “we”, “us”, “our”, the “Company”, “PLBY” and “Playboy” refer to PLBY Group, Inc. and its subsidiaries.
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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting us will be those that we anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (2) the risk that the Company’s completed or proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from any transactions; (3) the ability to recognize the anticipated benefits of corporate transactions, commercial collaborations, commercialization of digital assets, cost reduction initiatives and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the Company’s ability to retain its key employees; (4) costs related to being a public company, corporate transactions, commercial collaborations and proposed transactions; (5) changes in applicable laws or regulations; (6) the possibility that the Company may be adversely affected by global hostilities, supply chain delays, inflation, interest rates, tariffs, foreign currency exchange rates or other economic, business, and/or competitive factors; (7) risks relating to the uncertainty of the projected financial information of the Company, including changes in the Company’s estimates of cash flows and the fair value of certain of its intangible assets, including goodwill; (8) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; (9) changing demand or shopping patterns for the Company’s products and services; (10) failure of licensees, suppliers or other third-parties to fulfill their obligations to the Company; (11) the Company’s ability to comply with the terms of its indebtedness and other obligations; (12) changes in financing markets or the inability of the Company to obtain financing on attractive terms; and (13) other risks in this Quarterly Report on Form 10-Q, including those under “Part II—Item 1A. Risk Factors”, and in “Part I—Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.

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

Business Overview
We are a global consumer lifestyle company marketing our brands through a wide range of licensing initiatives, direct-to-consumer products, Playboy magazine, digital subscriptions and content, and online and location-based entertainment. As of January 1, 2025, we licensed certain intellectual property and our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital operations to Byborg Enterprises SA (“Byborg”) pursuant to a License & Management Agreement (the “LMA”). As a result, we now have two reportable segments: Direct-to-Consumer and Licensing. The Direct-to-Consumer segment derives revenue from sales of consumer products sold directly to consumers by Honey Birdette online or at its brick-and-mortar stores, with 51 stores in three countries as of March 31, 2025. The Licensing segment derives revenue from trademark licenses for third-party consumer products, primarily for various apparel and accessories categories, hospitality, digital gaming and location-based entertainment businesses, and starting January 1, 2025, revenue from licensing our digital subscriptions and content operations to Byborg.

Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and referenced in this Quarterly Report on Form 10-Q under “Part II—Item 1A. Risk Factors”, and in “Part I—Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.
Pursuing a More Capital-Light Business Model
We continue to pursue a commercial strategy that relies on a more capital-light business model focused on revenue streams with higher margin, lower working capital requirements and higher growth potential. We are doing this by leveraging our flagship Playboy brand to attract best-in-class operators. In the fourth quarter of 2024, we entered into the LMA with Byborg to license intellectual property and select Playboy digital assets for $300.0 million in minimum guaranteed payments over the initial 15-year term of the license, which began as of January 1, 2025. We are focused on strategically expanding our licensing business into new categories and territories with high quality strategic partners and supporting them with brand marketing in the form of content, experiences and editorial works. We will also continue to use our licensing business as a marketing tool and brand builder, including through high profile collaborations and our large-scale strategic partnerships. For our Honey Birdette business, we intend to focus on the U.S. market, where the brand’s stores, on average, generate more revenue and better margins, and generally have customers who tend to spend more and are less price sensitive.

Recent Developments

The United States recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing international trade agreements. These actions have prompted retaliatory tariffs and other measures by a number of countries. In the second quarter of 2025, actions were taken by the U.S. and certain other countries to modify the timing, rates and/or other aspects of certain of these tariffs. However, some of the new tariffs remain in effect, including tariffs between the U.S. and China, where we source the manufacturing of our Honey Birdette products and where we have a locally-based joint venture for the sale of Playboy-branded products in China. While the impact of such trade policies on our business remains uncertain, we continue to closely monitor such matters and potential impacts, including increased production costs and higher pricing to our customers, either of which could negatively affect our business, results of operations and financial condition. Refer to “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for additional information on such risks.
China Licensing Revenues
Our licensing revenues from China (including Hong Kong) as a percentage of our total revenues were 11% and 5% for the three months ended March 31, 2025 and 2024, respectively. At the end of the first quarter of 2023, we entered into a joint venture for the Playboy business in China (the “China JV”) with CT Licensing Limited, a brand management unit of Fung Group. The China JV owns and operates the Playboy consumer products business in mainland China, Hong Kong and Macau. In 2024, our China JV stabilized our business in China, and we expect our licensing activity in China to increase slightly in 2025 and continue to represent a modest but meaningful part of our overall business in future periods.
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
We generate revenue from sales of consumer products sold through our Honey Birdette retail stores or online directly to customers, trademark licenses for third-party consumer products and online and location-based entertainment businesses, and starting January 1, 2025, licensing the operation of our digital subscriptions and content businesses, which were owned and operated by us in the prior year comparative period.
Consumer Products
Revenue from sales of online apparel and accessories is recognized upon delivery of the goods to the customer. Revenue from sales of apparel at our retail stores is recognized at the time of transaction. Revenue is recognized net of incentives and estimated returns. We periodically offer promotional incentives to customers, which include basket promotional code discounts and other credits, which are recorded as a reduction of revenue.
Licensing
We license trademarks under multi-year arrangements to consumer products and online and location-based entertainment businesses. Typically, the initial contract term ranges between one to 15 years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual non-refundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Earned royalties received in excess of the minimum guarantee (“Excess Royalties”) are typically payable quarterly. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize Excess Royalties only when the annual minimum guarantee is exceeded. Generally, Excess Royalties are recognized when they are earned. In the event that the collection of any royalty becomes materially uncertain or unlikely, we recognize revenue from our licensees up to the cash we have received.
Starting January 1, 2025, we licensed the operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses, which was previously owned and operated by us and included in our Digital Subscriptions and Content reportable segment in the prior year comparative period, to Byborg pursuant to the LMA.

Prior to January 1, 2025, digital subscription revenue was derived from subscription sales of playboyplus.com and playboy.tv, which are online content platforms. We received fixed consideration shortly before the start of the subscription periods from these contracts, which were primarily sold in monthly, annual, or lifetime subscriptions. Revenues from lifetime subscriptions were recognized ratably over a five-year period, representing the estimated period during which the customer accesses the platforms. Revenues from digital subscriptions were recognized ratably over the subscription period. Revenues generated from the sales of creator content offerings and memberships to consumers via our creator platform on playboy.com were recognized at the point in time when the sale is processed. Revenues generated from subscriptions to our creator platform are recognized ratably over the subscription period.

Prior to January 1, 2025, we also licensed programming content to certain cable television operators and direct-to-home satellite television operators who paid royalties based on monthly subscriber counts and pay-per-view and video-on-demand buys for the right to distribute our programming under the terms of affiliation agreements. Royalties were generally collected monthly and recognized as revenue as earned.
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency fees, website expenses, marketplace traffic acquisition costs, digital platform expenses (prior to January 1, 2025), transition expenses per the TSA (commencing January 1, 2025), credit card processing fees, personnel costs, including stock-based compensation, costs associated with branding events, customer shipping and handling expenses, fulfillment activity costs and freight-in expenses.

Selling and Administrative Expenses
Selling and administrative expenses primarily consist of corporate office and retail store occupancy costs, personnel costs, including stock-based compensation, transition expenses per the TSA (commencing January 1, 2025), brand marketing costs, and contractor fees for accounting/finance, legal, human resources, information technology and other administrative functions, general marketing and promotional activities and insurance.
Impairments
Impairments consist of the impairments of our artwork held for sale.
Other Operating Expense, Net
Other operating expense, net consists primarily of losses on disposal of assets and other miscellaneous items.
Nonoperating (Expense) Income
Interest Expense, Net
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs and debt premium/discount.
Other Income (Expense), Net
Other income (expense), net consists primarily of other miscellaneous nonoperating items, such as nonrecurring transaction fees, foreign exchange realized and unrealized transaction gains or losses, bank charges and interest income.
Expense from Income Taxes

Expense from income taxes consists of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our definite-lived U.S. federal and state deferred tax assets, as well as Australia, U.K. and China deferred tax assets.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net revenues	$28,875	$28,319	$556	2%
Costs and expenses:
Cost of sales	(9,053)	(12,507)	3,454	(28)%
Selling and administrative expenses	(25,397)	(22,012)	(3,385)	15%
Impairments	(301)	(2,417)	2,116	(88)%
Other operating expense, net	(384)	(300)	(84)	28%
Total costs and expenses	(35,135)	(37,236)	2,101	(6)%
Operating loss	(6,260)	(8,917)	2,657	(30)%
Nonoperating (expense) income:
Interest expense, net	(1,888)	(6,427)	4,539	(71)%
Other income (expense), net	202	(50)	252	(504)%
Total nonoperating expense	(1,686)	(6,477)	4,791	(74)%
Loss before income taxes	(7,946)	(15,394)	7,448	(48)%
Expense from income taxes	(1,095)	(1,053)	(42)	4%
Net loss	(9,041)	(16,447)	7,406	(45)%
Net loss attributable to PLBY Group, Inc.	$(9,041)	$(16,447)	$7,406	(45)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(31)	(44)
Selling and administrative expenses	(88)	(78)
Impairments	(1)	(9)
Other operating expense, net	(1)	(1)
Total costs and expenses	(121)	(132)
Operating loss	(21)	(32)
Nonoperating (expense) income:
Interest expense, net	(7)	(23)
Other income (expense), net	1	—
Total nonoperating expense	(6)	(23)
Loss before income taxes	(27)	(55)
Expense from income taxes	(4)	(4)
Net loss	(31)	(59)
Net loss attributable to PLBY Group, Inc.	(31)%	(59)%
Net Revenues
The following table sets forth net revenues by reportable segment (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Direct-to-consumer	$16,331	$18,740	$(2,409)	(13)%
Licensing	11,385	4,147	7,238	175%
Corporate	313	—	313	100%
All Other	846	5,432	(4,586)	(84)%
Total	$28,875	$28,319	$556	2%
Direct-to-Consumer

The decrease in direct-to-consumer net revenues, compared to the prior year comparative period, was primarily due to a decrease in Honey Birdette revenue as a result of a large sale in March of 2024 that did not recur in March of 2025, as part of the broader initiative to improve margins and consumer perception of the Honey Birdette brand.
Licensing

The increase in licensing net revenues, compared to the prior year comparative period, was primarily due to $5.0 million of minimum guaranteed royalties received pursuant to the LMA, and a $2.2 million increase in minimum guarantees received from other licensing partners, out of which $1.8 million pertained to a licensing agreement with one of our Chinese licensees signed in the second quarter of 2024.
Corporate
Corporate revenues for the three months ended March 31, 2025 related to corporate branding, including Playboy magazine and sponsorship events.
All Other
The decrease in all other net revenues, compared to the prior year comparative period, was primarily due to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025. As a result, our previously reported Digital Subscriptions and Content operating and reportable segment was eliminated and its operations in the prior year comparative period were recast to be included in “All Other” for comparative purposes. “All Other” net revenues for the three months ended March 31, 2025 related to the amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to previously reported digital subscriptions and content operations.
Cost of Sales
The following table sets forth cost of sales and gross margin by reportable segment (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Direct-to-consumer	$(6,907)	$(8,992)	$2,085	(23)%
Licensing	(596)	(328)	(268)	82%
All Other	(1,550)	(3,187)	1,637	(51)%
Total	$(9,053)	$(12,507)	$3,454	(28)%

Direct-to-consumer gross profit	$9,424	$9,748	$(324)	(3)%
Direct-to-consumer gross margin	58%	52%

Licensing gross profit	$10,789	$3,819	$6,970	183%
Licensing gross margin	95%	92%

Corporate gross profit	$313	$—	$313	100%
Corporate gross margin	100%	—

All Other gross profit	$(704)	$2,245	$(2,949)	(131)%
All Other gross margin	(83)%	41%

Total gross profit	$19,822	$15,812	$4,010	25%
Total gross margin	69%	56%

Direct-to-Consumer
The decrease in direct-to-consumer cost of sales and increase in gross margin, compared to the prior year comparative period, was primarily due to a $2.1 million reduction in Honey Birdette’s product, shipping and fulfillment costs due to lower revenue and improved gross margin due to lack of promotional activity in the first quarter of 2025.
Licensing
The increase in licensing cost of sales was immaterial and the increase in gross margin, compared to the comparable prior year period, was primarily related to higher licensing revenues.
All Other
The decrease in all other cost of sales and gross margin, compared to the comparable prior year period, was primarily related to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025, and the inclusion of transition expenses incurred pursuant to the TSA during the three months ended March 31, 2025.
Corporate
The corporate gross profit during the three months ended March 31, 2025, which was from our relaunch of Playboy magazine and sponsorship events, was immaterial. There were no activities related to Playboy magazine and sponsorship events in the prior year comparative period.
Selling and Administrative Expenses
The increase in selling and administrative expenses for the three months ended March 31, 2025, as compared to the prior year comparative period, was primarily due to higher severance and employee benefits expense of $2.6 million related to headcount reductions as a result of the transition of our digital operations into a licensing model, higher payroll expense of $1.2 million, most of which related to the Playboy Club digital team that was hired in the second quarter of 2024, and a $0.7 million increase in digital marketing spend related to branding events and sponsorships, partly offset by a $0.5 million decrease in stock-based compensation expense.

Impairments
The decrease in impairments for the three months ended March 31, 2025, as compared to the prior year comparative period, was due to a $2.1 million decrease in impairment charges related to our artwork held for sale.
Nonoperating (Expense) Income
Interest Expense, Net
The decrease in interest expense, net for the three months ended March 31, 2025, as compared to the prior year comparative period, was primarily due to a reduction of our debt balance and amortization of debt premium in connection with the A&R Third Amendment.
Expense from Income Taxes
The change in provision for income taxes for the three months ended March 31, 2025, as compared to the prior year comparative period, was primarily due to lower impairment charges on artwork held for sale in the first quarter of 2025, the decrease in foreign taxes and change in valuation allowance due to the reduction in net indefinite-lived deferred tax liabilities in the three months ended March 31, 2025.

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
In addition to adjusting for non-cash stock-based compensation, non-cash charges for the fair value remeasurements of certain liabilities, non-recurring non-cash impairments and asset write-downs, we typically adjust for non-operating expenses and income, such as nonrecurring special projects, including related consulting expenses, transition expenses, nonrecurring gain or loss on the sale of assets, expenses associated with financing activities, and reorganization and severance expenses that result from the elimination or rightsizing of specific business activities or operations.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(9,041)	$(16,447)
Adjusted for:
Interest expense	1,888	6,427
Expense from income taxes	1,095	1,053
Depreciation and amortization	804	1,800
EBITDA	(5,254)	(7,167)
Adjusted for:
Transition expenses	3,830	—
Severance	2,271	30
Stock-based compensation	687	1,834
Impairments	301	2,417
Adjustments	542	337
Adjusted EBITDA	$2,377	$(2,549)
•Transition expenses for the three months ended March 31, 2025 represent costs associated with the digital operations licensed to Byborg, solely during the transition period pursuant to the TSA.
•Severance expenses for the three months ended March 31, 2025 were due to the reduction of headcount related to the transition of our digital subscriptions and content operations into a licensing model.
•Impairments for the three months ended March 31, 2025 and 2024 related to impairment charges on our artwork held for sale.
•Adjustments for the three months ended March 31, 2025 are primarily related to a non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for our 2021 acquisition of GlowUp Digital Inc. that remained unsettled as of March 31, 2025, loss on the sale of artwork, consulting, advisory and other costs relating to corporate transactions, as well as reorganization costs resulting from the elimination or rightsizing of specific business activities or operations.
•Adjustments for the three months ended March 31, 2024 are primarily related to a non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for the acquisition of GlowUp that remained unsettled as of March 31, 2024, loss on the sale of artwork, consulting, advisory and other costs relating to corporate transactions and other strategic opportunities, as well as reorganization costs resulting from the elimination or rightsizing of specific business activities or operations.

Segments
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. Total asset information is not included in the tables below as it is not provided to and reviewed by our CODM. The “All Other” columns relate to the previously identified operating and reportable segment, Digital Subscriptions and Content, which was eliminated upon its transition into a licensing model under the LMA. The “Corporate” column in the tables below includes certain operating revenues associated with Playboy magazine, events and sponsorships and expenses that are not allocated to the reportable segments presented to our CODM. Such expenses include legal, human resources, information technology and facilities, accounting/finance and brand marketing costs. Expenses associated with Playboy magazine, events and sponsorships are included in brand marketing costs. The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

“Adjusted Operating Income (Loss)” is defined as operating income or loss adjusted for stock-based compensation and other special items determined by management. Adjusted operating income (loss) is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of adjusted operating income (loss) provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, investors should be aware that when evaluating adjusted operating income (loss), we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Our computation of adjusted operating income (loss) may not be comparable to other similarly titled measures computed by other companies, because not all companies may calculate adjusted operating income (loss) in the same fashion.
In addition to adjusting for non-cash stock-based compensation, non-cash charges for the fair value remeasurements of certain liabilities, nonrecurring non-cash impairments and asset write-downs, we typically adjust for nonrecurring special projects, including for related consultant expenses, nonrecurring gain on the sale of assets, expenses associated with financing activities, and reorganization and severance expenses that result from the elimination or rightsizing of specific business activities or operations.
Because of the limitations described above, adjusted operating income (loss) should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted operating income (loss) on a supplemental basis. Investors should review the reconciliation of operating loss to adjusted operating income (loss) below and not rely on any single financial measure to evaluate our business.
The following table reconciles Operating (Loss) Income to Adjusted Operating Income (Loss) by reportable segment (in thousands):

	Three Months Ended March 31, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(530)	$8,891	$(10,295)	$(4,326)	$(6,260)
Adjusted for:
Depreciation and amortization	581	—	223	—	804
Transition expenses	—	—	—	3,830	3,830
Severance	27	—	1,236	1,008	2,271
Stock-based compensation	—	—	687	—	687
Impairments	—	—	301	—	301
Adjustments	—	—	542	—	542
Adjusted operating income (loss)	$78	$8,891	$(7,306)	$512	$2,175

	Three Months Ended March 31, 2024
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(147)	$2,079	$(10,698)	$(151)	$(8,917)
Adjusted for:
Depreciation and amortization	770	—	182	848	1,800
Severance	8	—	22	—	30
Stock-based compensation	—	—	1,201	633	1,834
Impairments	—	—	2,417	—	2,417
Adjustments	—	—	325	12	337
Adjusted operating income (loss)	$631	$2,079	$(6,551)	$1,342	$(2,499)
Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for descriptions of the adjustments to reconcile net loss to Adjusted EBITDA, certain of which adjustments are listed in the table above and the descriptions used for the reconciliation of net loss to Adjusted EBITDA are also applicable for the table above.

Direct-to-Consumer

Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Direct-to-Consumer segment from 2024 to 2025.

Operating Loss: The increase in operating loss, compared to the prior year comparative period, was primarily due to a $2.4 million decrease in Honey Birdette’s net revenue as a result of a large sale in March of 2024 that did not recur in March of 2025, as part of the broader initiative to improve margins and consumer perception of the Honey Birdette brand, partly offset by a $2.1 million decrease in Honey Birdette’s product, shipping and fulfillment costs.
Adjusted Operating Income: The decrease in adjusted operating income, compared to the prior year comparative period, was primarily due to the increase in operating loss discussed above.
Licensing
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Licensing segment from 2024 to 2025.

Operating Income: The increase in operating income, compared to the prior year comparative period, was primarily due to a $7.0 million increase in licensing gross profit, primarily as a result of higher revenues resulting from the LMA as well as certain other licensing agreements signed in the second quarter of 2024.
Adjusted Operating Income: There were no adjustments to licensing operating income during the three months ended March 31, 2025 and 2024, and the change in adjusted operating income was the same as the change in operating income above.
Corporate
The decrease in corporate expenses, compared to the prior year comparative period, was primarily due to an increase in severance and employee benefits expense of $1.2 million related to headcount reductions as a result of the licensing of the operations of our digital businesses, a $1.1 million increase in payroll expenses, partly offset by a $2.1 million decrease in impairment charges on our artwork held for sale and a $0.5 million decrease in stock-based compensation expense.
The increase in adjusted corporate expenses, compared to the prior year comparative period, was primarily due to expenses associated with Playboy magazine, events and sponsorships in the first quarter of 2025 that did not occur in the prior year comparative period.
All Other

Operating Loss: The increase in operating loss, compared to the prior year comparative period, was due to the transition of our digital operations into a licensing model pursuant to the LMA and inclusion of $3.8 million of transition expenses pursuant to the TSA, which are expected to continue through the second quarter of 2025.

Adjusted Operating Income: The decrease in adjusted operating income, compared to the prior year comparative period, was due to the transition of our digital operations into a licensing model pursuant to the LMA.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of liquidity are cash generated from operating activities, which primarily includes cash derived from revenue generating activities, from financing activities, including proceeds from our issuance of debt, and proceeds from stock offerings (as described further below), and from investing activities, which includes the sale of assets (as described further below). As of March 31, 2025, our principal source of liquidity was cash in the amount of $23.7 million, which is primarily held in operating and deposit accounts.
On November 5, 2024, we issued 14,900,000 unregistered shares of our common stock in a private placement to the Purchaser (defined below), at a price of $1.50 per share, for total proceeds to us of $22.4 million.

On December 14, 2024, we entered into a Securities Purchase Agreement with The Million S.a.r.l. (the “Purchaser”), a wholly-owned subsidiary of Byborg, pursuant to which we agreed to sell to the Purchaser 16,956,842 shares of our common stock at a price of $1.50 per share, subject to the approval of such sale and issuance of such shares by our stockholders.
Pursuant to the LMA entered into in December 2024, Byborg agreed to operate our Playboy Plus, Playboy TV (digital and linear) and Playboy Club businesses and to license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. Pursuant to the LMA, Byborg was also granted exclusive rights to use Playboy trademarks for certain new adult content services and digital products to be developed. The LMA has an initial term of 15 years, with the operations and license rights pursuant to the LMA commencing as of January 1, 2025, and the possibility for up to nine renewal terms of 10 years each, subject to the terms and conditions set forth in the LMA. Pursuant to the LMA, starting in 2025, Playboy began receiving minimum guaranteed royalties of $20.0 million per year of the term, which royalties are paid in installments during each year of the LMA’s term. In addition, Byborg will prepay the minimum guaranteed amount for the second half of year 15 of the initial term of the LMA. Playboy is also entitled to receive excess royalties from the businesses licensed and operated by Byborg, on the terms and conditions set forth in the LMA.
In the fourth quarter of 2023, we began the sale of our art assets, and we have continued the sale of our art assets in 2024 and 2025.
Since going public in 2021, we have yet to generate operating income from our core business operations and have incurred significant operating losses, including $6.3 million of operating losses for the quarter ended March 31, 2025. We expect our capital expenditures and working capital requirements in 2025 to be largely consistent with 2024.
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
Debt
On March 27, 2024, we entered into Amendment No. 2 to the A&R Credit Agreement (the “A&R Second Amendment), which provided for, among other things:
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

•resetting the interest rate margin for both tranche A term loans under the A&R Credit Agreement (“Tranche A”) and tranche B term loans under the A&R Credit Agreement (“Tranche B”, and together with Tranche A, the “A&R Term Loans”) to the same applicable U.S Federal Reserve Secured Overnight Financing Rate (“SOFR”), plus a 0.10% credit spread adjustment, plus 6.25% (with corresponding changes necessary so that all but 1.00% of the interest rate margin can be paid in-kind); and
•applying amortization of 1% per year to all loans, which is to be paid quarterly starting in the fourth quarter of 2025.
The other terms of the A&R Credit Agreement prior to the A&R Third Amendment remained substantially unchanged, and the new terms went into effect upon the closing of the Exchange Agreement and the issuance of the Series B Convertible Preferred Stock, which occurred on November 13, 2024. The Series B Convertible Preferred Stock was established pursuant to the filing of a Certificate of Designation with the state of Delaware, which certificate set forth the terms of the Series B Convertible Preferred Stock. Upon the filing of such certificate, we issued to the Lenders an aggregate of 28,000.00001 shares of Series B Convertible Preferred Stock with a stated value of $28.0 million. The Series B Convertible Preferred Stock includes a 12% annual dividend rate, which will commence accruing six months after the issuance date, which will be payable in cash or in-kind, solely at our discretion. We have the right to redeem for cash (at any time) or convert the Series B Convertible Preferred Stock at any time, provided that the five-day volume-weighted average price of our common stock is $1.50 or above, with a conversion price floor of $1.50 and a cap of $4.50. Refer to Note 13, Preferred Stock, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 13, 2025, for further details in regards to the Series B Convertible Preferred Stock.
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
The stated interest rate of each Tranche A and Tranche B as of March 31, 2025 was 10.65%. The stated interest rate of each Tranche A and Tranche B as of December 31, 2024 was 11.01%. The effective interest rate of Tranche A and Tranche B as of March 31, 2025 was 0.74% and 4.60%, respectively. The effective interest rate of Tranche A and Tranche B as of December 31, 2024 was 1.05% and 4.93%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of March 31, 2025 and December 31, 2024.
Leases

Our principal lease commitments are for office space and operations under several noncancellable operating leases with contractual terms expiring through 2033. Some of these leases contain renewal options and rent escalations. As of March 31, 2025 and December 31, 2024, our fixed leases were $24.0 million and $25.5 million, respectively, with $6.7 million and $6.6 million due in the next 12 months, respectively. For further information on our lease obligations, refer to Note 12, Commitments and Contingencies, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net cash used in:
Operating activities	$(7,620)	$(9,751)	$2,131	(22)%
Investing activities	(34)	(594)	560	(94)
Financing activities	(40)	(76)	36	(47)

Cash Flows from Operating Activities
The decrease in net cash used in operating activities from continuing operations for the three months ended March 31, 2025, compared to the prior year comparable period, was primarily due to a reduction in net loss of $7.4 million, partly offset by changes in assets and liabilities that had a current period cash flow impact, such as changes in working capital of $3.6 million, and changes in non-cash charges of $8.8 million. The change in assets and liabilities as, compared to the prior year comparable period, was primarily driven by a $5.4 million increase in other liabilities and accrued expenses and a $3.4 million increase in accounts payable due to the timing of payments, a $1.3 million decrease in accounts receivable due to the timing of royalty collections and a $1.2 million increase in operating lease liabilities, partly offset by a $3.9 million decrease in deferred revenues due to the timing of direct-to-consumer order shipments and a $3.1 million change in inventories, net due to higher inventory turnover in the prior year comparative period as a result of a large sale in March 2024 that did not recur in March 2025. The change in non-cash charges, compared to the change in the prior year comparable period, was primarily driven by a $3.3 million decrease in the amortization of debt premium/discount and issuance costs due to the A&R Third Amendment, the $2.1 million decrease in the impairment of our artwork held for sale, a $1.1 million decrease in stock-based compensation expense, a $1.2 million decrease in the amortization of right-of-use assets, and a $1.0 million decrease in depreciation and amortization, primarily due to the write-off of our internally developed software in 2024.
Cash Flows from Investing Activities
The decrease in net cash used in investing activities for the three months ended March 31, 2025, compared to the prior year comparable period, was primarily due to a $0.6 million decrease in purchases of property and equipment.
Cash Flows from Financing Activities
The decrease in net cash used in financing activities for the three months ended March 31, 2025, compared to the prior year comparable period, was immaterial.
Contractual Obligations

For the quarter ended March 31, 2025, there were no material changes to our contractual obligations from December 31, 2024, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 13, 2025.

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
During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Recent Accounting Pronouncements
Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to our Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2025 and December 31, 2024, we had cash of $23.7 million and $30.9 million, respectively, primarily held in interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of March 31, 2025 and December 31, 2024, we had restricted cash and cash equivalents of $2.0 million and $2.4 million, respectively, of which $0.6 million was held in interest-bearing deposit accounts. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term A&R Term Loans are subject to a variable interest rate based on prime, federal funds, or SOFR. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of March 31, 2025, we have not entered into any such contracts.
As of March 31, 2025 and December 31, 2024, we had outstanding debt obligations of $155.1 million and $153.1 million, respectively, which accrued interest at a rate of 10.65% for each Tranche A and Tranche B term loans during the first quarter of 2025. Based on the balance outstanding under our A&R Term Loans at March 31, 2025, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $0.8 million and $1.6 million, respectively, in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.” included in Item 1A of our Annual Report on Form 10-K filed on March 13, 2025.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar and Chinese renminbi. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended March 31, 2025 and 2024, we derived approximately 65% and 50% of our revenue from international customers, respectively, out of which 31% and 37%, respectively, was denominated in foreign currency. We expect the percentage of revenue derived from the outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.
There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three months ended March 31, 2025, we recorded an unrealized loss of $0.7 million, included in accumulated other comprehensive loss as of March 31, 2025. This was primarily related to the decrease in the U.S. dollar against the Australian dollar during the three months ended March 31, 2025.

Inflation Risk
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations in recent periods, a high rate of inflation in the future may have an adverse effect on our ability to maintain or improve current levels of revenue, gross margin and selling and administrative expenses, or the ability of our customers to make discretionary purchases of our goods and services. See our “Risk Factors—Risks Related to Our Business and Industry—Our business depends on consumer purchases of discretionary goods and content, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition.” included in Item 1A of our Annual Report on Form 10-K filed on March 13, 2025.

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
Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:

Control Environment, Risk Assessment, and Monitoring

We did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and effective monitoring controls to prevent or detect material misstatements to the condensed consolidated financial statements. These deficiencies were attributed to: (i) lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

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
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurance. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. Refer to Note 12, Commitments and Contingencies—Legal Contingencies, of the Notes to our Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of material legal proceedings, in addition to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the risk factors set forth below, please carefully consider the risk factors described under the heading “Part I – Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results.
The imposition of new duties, tariffs, trade barriers and retaliatory countermeasures implemented by the U.S. and other governments, and the resulting impacts on customer demand, may have a material adverse effect on our business, financial condition and results of operations.
We have significant international business operations and activity. Our Honey Birdette business relies on global sourcing of materials and manufacturing in China, and it sells its products primarily in the United States and Australia. In addition, certain of our Playboy licensees manufacture products outside the United States and sell those products in the United States, and we have a joint venture in China for the sale of Playboy-branded products. In the long-term, we anticipate that international revenues will continue to represent a material portion of our total business. However, our international business operations and activities expose us to the risks inherent in international trade, including potential changes in trade policies, increases in import duties, trade restrictions, restrictions on fund transfers, and currency fluctuations. Additionally, geopolitical instability and other geopolitical factors may further impact our ability to source and distribute products efficiently. The current political landscape has introduced greater uncertainty with respect to future income tax and trade regulations for U.S. companies with significant business and sourcing operations outside the United States.
The U.S. government recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. The announced tariffs apply to countries from which we and our licensees import raw materials, components and finished products, in particular China, which could significantly increase manufacturing costs for us and our licensees. The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. We cannot predict with certainty the future trade policy of the United States or other countries. Additionally, retaliatory tariffs imposed by other countries on U.S. companies or their products could adversely impact demand for our products in international markets. We are currently evaluating the potential impact of the imposition of tariffs on our business and financial condition. However, the ultimate impact of any announced or future tariffs will depend on various factors, including (i) whether such tariffs are ultimately implemented, (ii) the timing and duration of implementation and the amount, scope and nature of such tariffs and (iii) potential exclusions from the application of those tariffs.
The ongoing economic conflict between the United States and China and the additional tariffs announced recently have resulted in increased tariffs being imposed on goods we import to the U.S. from China. Continued changes in the trade relationship between the United States and China, including any new restrictions imposed on U.S. companies that do business in China or other changes that lead to restrictions on our ability to do business in China, may impact our business. If we or our vendors or product licensees are unable to obtain raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.

There can be no assurance that we or our licensees will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs or other new trade policies. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make our products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. A trade war could have a significant adverse effect on world trade and the world economy. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. U.S. and foreign policy changes and uncertainty about such changes has resulted in increased market volatility and currency exchange rate fluctuations. To the extent that dissatisfaction with U.S. government policy results in U.S.-based suppliers being disfavored over foreign-based alternatives, it may diminish demand for our products with such customers and cause them to find alternative sourcing or otherwise make it more difficult for us to sell more products to these customers.
As a result of these dynamics, we may find it difficult to predict the impact to our business of these and future changes to the trading relationships between the U.S. or other countries or the impact on our business of new laws or regulations adopted by the U.S. or other countries. The above factors, as well as other economic and geopolitical factors in the U.S. and abroad, could have a material adverse effect on our business, operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 29, 2025, we completed the conversion of 7,000 shares of our 28,000.00001 outstanding shares of Series B Convertible Preferred Stock into 3,784,688 shares of our common stock, at a conversion price of $1.84956 per share (the “Conversion”), in accordance with the terms of the Series B Convertible Preferred Stock. As a result of the Conversion, we reduced the number of shares of Series B Convertible Preferred Stock outstanding to 21,000.00001 shares. Holders of the Series B Convertible Preferred Stock had their shares converted to common stock on a pro rata basis. We did not receive any proceeds in connection with the Conversion. The common stock issued in the Conversion was issued as restricted stock and in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act.
During the quarter ended March 31, 2025, we did not repurchase any shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, which was authorized by the Board of Directors on May 14, 2022.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended March 31, 2025.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of PLBY Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)

3.2	Amended and Restated Bylaws of PLBY Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)
3.3	Certificate of Designation of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of PLBY’s Current Report on Form 8-K filed with the SEC on November 14, 2024)
10.1
Amendment No. 4 to Amended and Restated Credit and Guaranty Agreement, dated as of March 12, 2025, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025)

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
101
The following financial information from PLBY Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)

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

PLBY GROUP, INC.

Date: May 15, 2025	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: May 15, 2025	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)