Form 10-Q
period 2025-06-30
Playboy, Inc.
filed 2025-08-12
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-39312

Playboy, Inc.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of August 5, 2025 was 95,108,325.

i

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

Playboy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$28,148	$24,885	$57,023	$53,204
Costs and expenses:
Cost of sales	(9,739)	(8,018)	(18,792)	(20,525)
Selling and administrative expenses	(22,366)	(25,489)	(47,763)	(47,801)
Impairments	(1,541)	(599)	(1,842)	(3,016)
Other operating (expense) income, net	(385)	18	(769)	18
Total operating expense	(34,031)	(34,088)	(69,166)	(71,324)
Operating loss	(5,883)	(9,203)	(12,143)	(18,120)
Nonoperating (expense) income:
Interest expense, net	(1,907)	(6,588)	(3,795)	(13,015)
Other income (expense), net	1,000	(245)	1,202	(295)
Total nonoperating expense	(907)	(6,833)	(2,593)	(13,310)
Loss before income taxes	(6,790)	(16,036)	(14,736)	(31,430)
Expense from income taxes	(889)	(616)	(1,984)	(1,669)
Net loss	(7,679)	(16,652)	(16,720)	(33,099)
Net loss attributable to Playboy, Inc.	$(7,679)	$(16,652)	$(16,720)	$(33,099)
Net loss per share, basic and diluted	$(0.08)	$(0.23)	$(0.18)	$(0.45)
Weighted-average shares outstanding, basic and diluted	94,397,910	73,040,566	93,549,044	72,859,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,679)	$(16,652)	$(16,720)	$(33,099)
Other comprehensive loss:
Foreign currency translation adjustment	993	848	252	(885)
Other comprehensive income (loss)	993	848	252	(885)
Comprehensive loss	$(6,686)	$(15,804)	$(16,468)	$(33,984)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$19,624	$30,904
Restricted cash	100	100
Receivables, net of $1.0 million and $0.5 million of allowance for credit losses as of June 30, 2025 and December 31, 2024, respectively	2,707	7,271
Inventories, net	7,222	8,922
Prepaid expenses and other current assets	5,929	5,472
Assets held for sale	3,890	4,835
Total current assets	39,472	57,504
Restricted cash	2,020	2,318
Property and equipment, net	4,228	4,871
Operating right-of-use assets	16,034	19,468
Goodwill	36,985	36,007
Other intangible assets, net	156,008	155,973
Contract assets, net of current portion	8,631	7,848
Other noncurrent assets	684	715
Total assets	$264,062	$284,704
Liabilities, Mezzanine Equity and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$7,378	$10,672
Deferred revenues, current portion	5,016	9,693
Long-term debt, current portion	1,143	381
Operating lease liabilities, current portion	6,996	6,624
Other current liabilities and accrued expenses	31,840	28,474
Total current liabilities	52,373	55,844
Deferred revenues, net of current portion	3,095	5,762
Long-term debt, net of current portion	176,313	176,194
Deferred tax liabilities, net	13,075	10,302
Operating lease liabilities, net of current portion	16,268	18,843
Other noncurrent liabilities	1,506	1,837
Total liabilities	262,630	268,782
Commitments and contingencies (Note 12)
Mezzanine equity:
Series B convertible preferred stock, $0.0001 par value per share, 28,001 shares authorized, 21,000.00001 shares issued and outstanding as of June 30, 2025; 28,000.00001 shares issued and outstanding as of December 31, 2024	19,130	23,861
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ deficit:
Common stock, $0.0001 par value per share, 400,000,000 shares authorized, 96,915,754 shares issued and 94,665,825 shares outstanding as of June 30, 2025; 150,000,000 shares authorized, 92,110,964 shares issued and 89,861,035 shares outstanding as of December 31, 2024	10	9
Treasury stock, at cost, 2,249,929 shares as of June 30, 2025 and December 31, 2024	(5,445)	(5,445)
Additional paid-in capital	725,881	718,797
Accumulated other comprehensive loss	(27,203)	(27,455)
Accumulated deficit	(710,733)	(693,637)
Total stockholders’ deficit	(17,490)	(7,731)
Total liabilities, mezzanine equity and stockholders’ (deficit) equity	$264,062	$284,704
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2025
	Mezzanine Equity		Stockholders’ Deficit
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2025	21,000.00001	$18,374	93,934,569	$9	$(5,445)	$724,971	$(28,196)	$(702,718)	$(11,379)
Shares issued in connection with equity incentive plans	—	—	731,256	1	—	—	—	—	1
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	1,666	—	—	1,666
Preferred stock accretion	—	756	—	—	—	(756)	—	—	(756)
Other	—	—	—	—	—		—	(336)	(336)
Other comprehensive income	—	—	—	—	—	—	993	—	993
Net loss	—	—	—	—	—	—	—	(7,679)	(7,679)
Balance at June 30, 2025	21,000.00001	$19,130	94,665,825	$10	$(5,445)	$725,881	$(27,203)	$(710,733)	$(17,490)

	Three Months Ended June 30, 2024
	Mezzanine Equity		Stockholders’ Equity
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2024	—	$—	72,643,445	$7	$(5,445)	$691,889	$(26,643)	$(630,261)	$29,547
Shares issued in connection with equity incentive plans	—	—	610,400	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	2,005	—	—	2,005
Other	—	—	—	—	—		—	(63)	(63)
Other comprehensive income	—	—	—	—	—	—	848	—	848
Net loss	—	—	—	—	—	—	—	(16,652)	(16,652)
Balance at June 30, 2024	—	$—	73,253,845	$7	$(5,445)	$693,894	$(25,795)	$(646,976)	$15,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2025
	Mezzanine Equity		Stockholders’ Deficit
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2024	28,000.00001	$23,861	89,861,035	$9	$(5,445)	$718,797	$(27,455)	$(693,637)	$(7,731)
Shares issued in connection with equity incentive plans	—	—	1,020,102	1	—	—	—	—	1
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	2,353	—	—	2,353
Conversion of convertible preferred stock	(7,000)	(7,000)	3,784,688	—	—	7,000	—	—	7,000
Preferred stock accretion	—	2,269	—	—	—	(2,269)	—	—	(2,269)
Other	—	—	—	—	—	—	—	(376)	(376)
Other comprehensive income	—	—	—	—	—	—	252	—	252
Net loss	—	—	—	—	—	—	—	(16,720)	(16,720)
Balance at June 30, 2025	21,000.00001	$19,130	94,665,825	$10	$(5,445)	$725,881	$(27,203)	$(710,733)	$(17,490)

	Six Months Ended June 30, 2024
	Mezzanine Equity		Stockholders’ Equity
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	—	$—	72,533,754	$7	$(5,445)	$690,055	$(24,910)	$(613,814)	$45,893
Shares issued in connection with equity incentive plans	—	—	720,091	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	3,839	—	—	3,839
Other	—	—	—	—	—	—	—	(63)	(63)
Other comprehensive loss	—	—	—	—	—	—	(885)	—	(885)
Net loss	—	—	—	—	—	—	—	(33,099)	(33,099)
Balance at June 30, 2024	—	$—	73,253,845	$7	$(5,445)	$693,894	$(25,795)	$(646,976)	$15,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(16,720)	$(33,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,582	4,311
Stock-based compensation	2,353	3,839
Amortization of debt (premium)/discount and issuance costs	(4,591)	2,212
Impairments	1,842	3,016
Amortization of right-of-use assets	2,749	4,271
Capitalized paid-in-kind interest	5,472	3,703
Deferred income taxes	2,773	1,833
Other, net	(330)	(399)
Changes in operating assets and liabilities:
Receivables	4,050	1,781
Inventories	2,574	4,282
Contract assets	(1,188)	129
Other liabilities and accrued expenses	(147)	(5,058)
Accounts payable	(3,353)	(296)
Accrued agency fees and commissions	2,309	(182)
Deferred revenues	(7,378)	521
Operating lease liabilities	(3,247)	(4,971)
Other, net	(257)	1,327
Net cash used in operating activities	(11,507)	(12,780)
Cash Flows From Investing Activities
Purchases of property and equipment	(429)	(1,244)
Proceeds from sale of artwork	252	1,572
Net cash (used in) provided by investing activities	(177)	328
Cash Flows From Financing Activities
Repayment of long-term debt	—	(152)
Other	(114)	(63)
Net cash used in financing activities	(114)	(215)
Effect of exchange rate changes on cash and cash equivalents	220	(151)
Net decrease in cash and cash equivalents and restricted cash	(11,578)	(12,818)
Balance, beginning of year	$33,322	$31,676
Balance, end of period	$21,744	$18,858
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$19,624	$16,850
Restricted cash	2,120	2,008
Total	$21,744	$18,858
Supplemental Disclosures
Cash paid for income taxes, net of refunds	$292	$717
Cash paid for interest	$6,120	$6,981
Supplemental Disclosure of Non-Cash Activities
Issuance of common stock in relation to the conversion of preferred stock	$7,000	$—
Preferred stock accretion to redemption value	$2,269	$—
Right-of-use assets in exchange for lease liabilities	$633	$600
Dividends payable to related party	$230	$—
Additions to property, plant and equipment in exchange for finance lease obligations	$129	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Playboy, Inc. (formerly known as PLBY Group, Inc. from February 10, 2021 through June 24, 2025, the “Company”, “we”, “our” or “us”), together with its subsidiaries through which it conducts business, is a global consumer lifestyle company marketing the Playboy brand through a wide range of direct-to-consumer products, Playboy magazine, licensing initiatives, digital subscriptions and content, and online and location-based entertainment, in addition to the sale of direct-to-consumer products through its Honey Birdette brand.
In the fourth quarter of 2024, our wholly-owned subsidiary, Playboy Enterprises, Inc. (“PEI”), entered into a License & Management Agreement (the “LMA”) with Byborg Enterprises SA (“Byborg”), pursuant to which Byborg agreed, that as of January 1, 2025, Byborg would operate our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses and license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. Such digital operations were previously part of our Digital Subscriptions and Content operating and reportable segment. As a result, effective January 1, 2025, we have two reportable segments: Direct-to-Consumer and Licensing. Refer to Note 17, Segments.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of June 30, 2025, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and mezzanine equity and stockholders’ (deficit) equity for the three and six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of June 30, 2025 and our results of operations and cash flows for the three and six months ended June 30, 2025 and 2024. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and six-month periods are also unaudited. The interim condensed consolidated results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2025.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We regularly assess these estimates, including, but not limited to, valuation of our trademarks and trade names; valuation of our contingent consideration liabilities; valuation of our income taxes; valuation of our only currently authorized and issued preferred stock (our “Series B Convertible Preferred Stock”); pay-per-view and video-on-demand buys, and monthly subscriptions to our television and digital content (prior to the LMA); the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; licensing commission accruals; and stock-based compensation expense. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
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
The following table represents receivables from any individual customer of ours exceeding 10% of our total receivables as of June 30, 2025 and December 31, 2024:

Customer	June 30, 2025	December 31, 2024
Customer A	13%	*
_________________ *Indicates receivables for the customer did not exceed 10% of our total as of December 31, 2024.
The following table represents revenue from our customers exceeding 10% of our total revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2025	2024	2025	2024
Customer B(1)	18%	—%	18%	—%
_________________
(1) The agreement with this licensee was entered into in the fourth quarter of 2024 and went into effect as of January 1, 2025. Refer to Note 16, Related Party Transactions for details.

Restricted Cash
At June 30, 2025 and December 31, 2024, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters and Honey Birdette’s term deposit in relation to its Sydney office lease.
Liquidity Assessment and Management’s Plans
The macroeconomic factors that have adversely impacted our business since the second quarter of 2022 have begun to subside in 2025, and our financial performance has improved as we become a more capital-light enterprise. Our net revenues for the three and six months ended June 30, 2025 increased by $3.3 million and $3.8 million, compared to the three and six months ended June 30, 2024, respectively, which contributed to a corresponding reduction in our operating and net losses. For the three and six months ended June 30, 2025, we reported a net operating loss of $5.9 million and $12.1 million, respectively, and negative operating cash flows of $11.5 million for the six months ended June 30, 2025. As of June 30, 2025, we had approximately $19.6 million in unrestricted cash and cash equivalents. We expect our capital expenditures and working capital requirements in 2025 to be largely consistent with 2024.

As of June 30, 2025, we were in compliance with the covenants under our senior secured credit agreement (the “A&R Credit Agreement”), and there is no testing of our Total Net Leverage Ratio (as defined in the A&R Credit Agreement) until the quarter ending June 30, 2026. However, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience material decreases to net sales and operating cash flows and materially higher operating losses, and we could then experience difficulty remaining in compliance with such covenants. Refer to Note 8, Debt, for further details regarding the terms of our A&R Credit Agreement and the term loans thereunder.

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
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $1.2 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $2.2 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively.
Gift Card Liabilities
We account for gift cards sold to customers by recording a liability in other current liabilities and accrued expenses in our consolidated balance sheets at the time of sale, which is recognized as revenue when redeemed or when we have determined the likelihood of redemption to be remote, which is referred to as gift card breakage. Depending on the jurisdiction in which we operate, gift cards sold to customers have expiration dates ranging from three to five years from the date of sale, or they do not expire and may be subject to escheatment rights. Our gift card liability totaled $1.7 million, $1.7 million and $1.6 million as of June 30, 2025, December 31, 2024 and December 31, 2023, respectively. Revenues recognized from gift card liabilities at the beginning of the period were $0.1 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.
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
Long-Lived Assets
The carrying amounts of long-lived assets, including property and equipment, stores, acquired definite-lived intangible assets and right-of-use operating lease assets are periodically reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. During the three months ended June 30, 2025, we recorded impairment charges of $1.5 million on our right-of-use assets related to our corporate leases and wrote off certain of our property, plant and equipment items in the amount of $0.4 million as a result of our decision to sublease certain of our corporate office space.

Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive income (loss) represents foreign currency translation adjustments attributable to Honey Birdette’s operations. Refer to the Condensed Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains, net were $0.8 million and $0.9 million for the three and six months ended June 30, 2025, respectively. Total foreign currency transaction losses, net were $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which addresses the accounting and disclosure requirements for certain crypto assets. This ASU requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for all entities holding assets that meet certain scope criteria for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual periods. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. We adopted this ASU in the first quarter of 2025. This ASU did not have a material impact on our disclosures or our condensed consolidated financial statements, as recognized losses related to the fair value remeasurement of our crypto assets during the three and six months ended June 30, 2025 were immaterial, and the fair value of our crypto assets was immaterial as of June 30, 2025 and December 31, 2024.
Accounting Pronouncements Issued but Not Yet Adopted
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU’s amendments are effective for all entities that are subject to Topic 740, Income Taxes, for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures.
In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. An entity’s share of earnings or losses from investments accounted for under the equity method is not a relevant expense caption that requires disaggregation. Such ASU’s amendments are effective for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our condensed consolidated financial statements.
In August 2025, FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides simplified guidance on measuring credit losses for current accounts receivable and contract assets. It offers a practical expedient for all entities and an accounting policy election for non-public business entities to ease the process of estimating expected credit losses under ASC 326-20. The amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our condensed consolidated financial statements.

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
For cash equivalents, receivables and certain other current assets and liabilities at June 30, 2025 and December 31, 2024, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the refinancing of our senior secured debt in May 2021, its restatement in 2023 and subsequent amendments in 2023, 2024 and 2025, we believe that its carrying value at June 30, 2025 and December 31, 2024 approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 8, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(553)	$(553)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(513)	$(513)
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
Contingent consideration liability relates to the contingent consideration recorded in connection with our 2021 acquisition of GlowUp Digital Inc. (“GlowUp”), which was originally acquired to build our creator platform, and represents the fair value for shares which may still be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of June 30, 2025 and December 31, 2024. The fair value of such shares is remeasured each reporting date using the Company’s stock price as of each reporting date. Fair value change as a result of contingent liabilities fair value remeasurement during the three and six months ended June 30, 2025 and 2024 was immaterial. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the six months ended June 30, 2025 (in thousands):

Contingent Consideration
Balance at December 31, 2024	$513
Change in fair value	40
Balance at June 30, 2025	$553
The increase in the fair value of the contingent consideration for the six months ended June 30, 2025 was primarily due to the increase in the price per share of our common stock.

Fair value of our digital assets held, comprised of the cryptocurrency “Ethereum”, is based on Level 1 inputs. Recognized losses related to the fair value remeasurement of our digital assets during the three and six months ended June 30, 2025 were immaterial, and the fair value of our digital assets was immaterial as of June 30, 2025 and December 31, 2024. Periods prior to June 30, 2025 include digital assets at cost, net of impairment losses incurred since their acquisition, which were immaterial for the three and six months ended June 30, 2024.
Assets Held for Sale
We began the sale of artwork assets in the fourth quarter of 2023, but they were not fully disposed of as of June 30, 2025 and December 31, 2024, and as such continued to be classified as current assets held for sale in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
The assumptions used in measuring fair value of our artwork held for sale are considered Level 2 inputs, which include market prices obtained from recent auctions of similar works of art, or management’s judgment as to their salable value. There were no impairment charges on our artwork held for sale recorded during the three months ended June 30, 2025 and 2024. We recorded $0.3 million and $2.4 million of impairment charges related to our artwork held for sale during the six months ended June 30, 2025 and 2024, respectively.

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
During the three months ended June 30, 2025, we recorded impairment charges of $1.5 million on our right-of-use assets related to our corporate leases and wrote off certain of our property, plant and equipment items in the amount of $0.4 million as a result of our decision to sublease certain of our corporate office space.
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
Our Series B Convertible Preferred Stock was classified as mezzanine equity in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. No subsequent fair value remeasurement is required. We classified our Series B Convertible Preferred Stock as Level 3 due to the lack of relevant observable inputs. Refer to Note 10, Convertible Preferred Stock, for further information on our Series B Convertible Preferred Stock.

3. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream, which arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract liabilities are classified as deferred revenue in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

The following table summarizes our contract assets and certain contract liabilities (in thousands):

	June 30, 2025	December 31, 2024	December 31, 2023
Accounts receivable	$2,707	$7,271	$7,496
Contract Balances:
Contract assets, current portion	$1,936	$1,531	$1,547
Contract assets, net of current portion	8,631	7,848	8,716
Contract liabilities, current portion	(5,016)	(9,693)	(9,205)
Contract liabilities, net of current portion	(3,095)	(5,762)	(4,641)
Contract assets (liabilities), net	$2,456	$(6,076)	$(3,583)
The following tables provide a roll-forward of our netted contract assets and contract liabilities (in thousands):

Contract (Liabilities) Assets, Net
Balance at December 31, 2024	$(6,076)
Revenues recognized that were included in gross contract liabilities at December 31, 2024	15,082
Contract assets reclassified to accounts receivable in the six months ended June 30, 2025	(6,185)
Cash received in advance since prior year and remained in net contract liabilities at period-end	(508)
Contract terminations in 2025	143
Balance at June 30, 2025	$2,456

Contract Liabilities, Net
Balance at December 31, 2023	$(3,583)
Revenues recognized that were included in gross contract liabilities at December 31, 2023	13,195
Contract assets reclassified to accounts receivable in the six months ended June 30, 2024	(11,882)
Cash received in advance since prior year and remained in net contract liabilities at period-end	(1,934)
Balance at June 30, 2024	$(4,204)
Future Performance Obligations
As of June 30, 2025, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $360.8 million, of which $357.0 million related to trademark licensing, including minimum guaranteed royalties from licensed digital operations per the LMA, $3.3 million pertained to December 31, 2024 deferred revenue balances from our legacy digital subscriptions and products operations and $0.5 million related to direct-to-consumer products.
Unrecognized revenue of the trademark licensing revenue stream is expected to be recognized over the next 15 years, of which 46% is expected to be recognized in the first five years. Such unrecognized revenue does not include variable consideration determined based on the customer’s subsequent sale or usage. Unrecognized revenue of our prior digital subscriptions and products operations, which pertains to related deferred revenue balances as of December 31, 2024, will be recognized over the next five years, of which 51% is expected to be recognized in the first year. Effective January 1, 2025, revenues from the licensed digital operations are remitted to Byborg per the terms of the LMA.

Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended June 30, 2025					Six Months Ended June 30, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Consumer products	$16,493	$—	$—	$—	$16,493	$32,824	$—	$—	$—	$32,824
Trademark licensing	—	10,932	—	—	10,932	—	22,317	—	—	22,317
Digital subscriptions and products	—	—	—	588	588	—	—	—	1,434	1,434
Events and sponsorships	—	—	135	—	135	—	—	448	—	448
Total revenues	$16,493	$10,932	$135	$588	$28,148	$32,824	$22,317	$448	$1,434	$57,023

	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Consumer products	$14,504	$—	$—	$—	$14,504	$33,244	$—	$—	$—	$33,244
Trademark licensing	—	5,335	—	—	5,335	—	9,482	—	—	9,482
Digital subscriptions and products	—	—	—	3,416	3,416	—	—	—	7,158	7,158
TV and cable programming	—	—	—	1,630	1,630	—	—	—	3,320	3,320
Total revenues	$14,504	$5,335	$—	$5,046	$24,885	$33,244	$9,482	$—	$10,478	$53,204
The following table disaggregates revenue by point in time versus over time (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Point in time	$16,628	$15,837	$33,334	$36,125
Over time	11,520	9,048	23,689	17,079
Total revenues	$28,148	$24,885	$57,023	$53,204

4. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands):

	June 30, 2025	December 31, 2024
Editorial and other pre-publication costs	$—	$59
Merchandise finished goods	7,222	8,863
Total	$7,222	$8,922
At June 30, 2025 and December 31, 2024, reserves for slow-moving and obsolete inventory amounted to $3.7 million and $4.2 million, respectively.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Contract assets, current portion	$1,936	$1,531
Prepaid inventory and production costs	981	600
Prepaid insurance	251	772
Other	2,761	2,569
Total	$5,929	$5,472

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Software (1)	$7,337	$7,479
Leasehold improvements	9,929	9,759
Equipment	3,491	3,743
Furniture and fixtures (2)	20	1,810
Construction in progress	632	260
Total property and equipment, gross	21,409	23,051
Less: accumulated depreciation	(17,181)	(18,180)
Total	$4,228	$4,871
_________________ (1) The net book value of our software was $0.3 million as of both June 30, 2025 and December 31, 2024 and primarily related to certain portions of our playboy.com site.
(2) The decrease in furniture and fixtures is due to the write-off of certain of our property, plant and equipment items as a result of our decision to sublease certain of our corporate office space, which resulted in a $0.4 million loss on disposal of assets for the three and six months ended June 30, 2025.

The aggregate depreciation expense related to property and equipment, net was $0.5 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $3.6 million for the six months ended June 30, 2025 and 2024, respectively.

7. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Taxes	$7,745	$8,101
Accrued interest	814	4,016
Accrued salaries, wages and employee benefits	6,064	5,014
Accrued agency fees and commissions	2,995	686
Payable to Byborg, net	2,629	—
Accrued creator fees	1,866	2,080
Inventory in transit	1,748	749
Outstanding gift cards and store credits	1,711	1,713
Other	6,268	6,115
Total	$31,840	$28,474

The licensing arrangement with Byborg that was entered into during the fourth quarter of 2024 became effective January 1, 2025. There is a transition period under which we will continue to operate the licensed Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses according to the terms of a Transition Service Agreement (the “TSA”) while Byborg works to take full operational control. The first $5.0 million of operating expenses incurred in relation to such licensed businesses is our responsibility to bear. Any operating expenses paid by us with respect to such licensed businesses above the $5.0 million threshold will be reimbursed to us by Byborg. Byborg is entitled to cash collected by us while operating the licensed businesses during the transition period, and we are obligated to remit the funds to Byborg quarterly. The cash will be remitted on a net basis to Byborg, such that any operating expenses incurred beyond the $5.0 million expense threshold will be deducted from amounts we have collected for Byborg. As of June 30, 2025, the remittances payable to Byborg totaled $2.6 million, the majority of which will be paid to Byborg in the third quarter of 2025. In the second quarter of 2025, the $5.0 million of expenses related to the licensed businesses for which we were responsible under the LMA had been incurred and paid by us. The operating expenses related to the licensed businesses totaled $3.0 million and $6.8 million during the three and six months ended June 30, 2025, respectively, out of which $1.2 million and $5.0 million were recorded in our condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2025, operating expenses of $1.8 million in excess of the $5.0 million threshold were recorded as a reduction to the Payable to Byborg, net balance as of June 30, 2025.

8. Debt
The following table sets forth our debt (in thousands):

	June 30, 2025	December 31, 2024
Term loan, due 2027	$144,242	$144,242
Plus: capitalized payment-in-kind interest	14,291	8,819
Total debt	158,533	153,061
Plus: unamortized debt premium, net	19,416	24,127
Less: unamortized debt issuance costs	(493)	(613)
Total debt, net of unamortized debt issuance costs and debt premium, net	177,456	176,575
Less: current portion of long-term debt	(1,143)	(381)
Total debt, net of current portion	$176,313	$176,194
Term Loan
Refer to Note 10, Debt, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K, filed with the SEC on March 13, 2025, for details regarding our A&R Credit Agreement for periods prior to the second quarter of 2024.
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
The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of June 30, 2025 was 10.69%. The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2024 was 11.01%. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of June 30, 2025 was 0.77% and 4.64%, respectively. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2024 was 1.05% and 4.93%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of June 30, 2025 and December 31, 2024.
The following table sets forth maturities of the principal amount of our A&R Term Loans as of June 30, 2025 (in thousands):

Remainder of 2025	$381
2026	1,524
2027	156,628
Total	$158,533

9. Stockholders’ Equity
Common Stock
On June 16, 2025, the stockholders of the Company authorized an increase in the number of authorized shares of common stock of the Company from 150,000,000 to 400,000,000. The increase in authorized shares of common stock of the Company did not impact its number of issued or outstanding shares of common stock. Common stock of the Company reserved for future issuance consisted of the following as of the dates indicated:

	June 30, 2025	December 31, 2024
Shares available for grant under equity incentive plans	1,132,305	1,194,947
Options issued and outstanding under equity incentive plans	1,997,466	1,997,466
Unvested restricted stock units	4,167,904	3,660,581
Vested equity awards not yet settled	2,445,082	72,000
Unvested performance-based restricted stock units	—	243,424
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	9,991,873	7,417,534

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
The Conversion resulted in a $7.0 million reduction in the carrying amount of the Series B Convertible Preferred Stock, and we recognized $0.8 million and $2.3 million of accretion to the Series B Convertible Preferred Stock’s redemption value during the three and six months ended June 30, 2025, respectively, resulting in a $19.1 million mezzanine equity balance in the condensed consolidated balance sheet as of June 30, 2025.

11. Stock-Based Compensation
As of June 30, 2025, 14,331,506 shares of common stock had been authorized for issuance under our 2021 Equity and Incentive Compensation Plan and 6,287,687 shares of common stock were originally reserved for issuance under our 2018 Equity Incentive Plan.
Stock Option Activity
A summary of the stock option activity under our equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2024	1,997,466	$2.12	6.3	$732
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, expired and cancelled	—	—	—	—
Balance – June 30, 2025	1,997,466	$2.12	5.8	$878
Exercisable – June 30, 2025	1,997,466	$2.12	5.8	$878
Vested and expected to vest as of June 30, 2025	1,997,466	$2.12	5.8	$878
There were no options granted during the three or six months ended June 30, 2025 or 2024.

Restricted Stock Unit Activity
A summary of restricted stock unit (“RSU”) activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2024	3,660,581	$1.34
Granted	4,383,824	1.10
Vested	(3,224,163)	1.13
Forfeited	(652,338)	1.44
Unvested and outstanding balance at June 30, 2025	4,167,904	$1.23
The total fair value of RSUs that vested during the three months ended June 30, 2025 and 2024 was approximately $4.4 million and $1.1 million, respectively. The total fair value of RSUs that vested during the six months ended June 30, 2025 and 2024 was approximately $4.8 million and $1.4 million, respectively. We had 2,276,061 and 879,000 outstanding and fully vested RSUs that remained unsettled at June 30, 2025 and 2024, respectively, all of which are expected to be settled in 2025 and were settled in 2024, respectively. As such, they were excluded from outstanding shares of common stock but were included in weighted-average shares outstanding for the calculation of net loss per share for the three and six months ended June 30, 2025 and 2024.
Performance Stock Unit Activity
A summary of performance-based restricted stock unit (“PSU”) activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2024	243,424	$7.59
Granted	—	—
Vested	(169,021)	26.18
Forfeited	(74,403)	4.95
Unvested and outstanding balance at June 30, 2025	—	$—

The total fair value of PSUs that vested during the three and six months ended June 30, 2025 was approximately $0.3 million. The total fair value of PSUs that vested during the three and six months ended June 30, 2024 was approximately $0.2 million. We had 169,021 outstanding and fully vested PSUs that remained unsettled at June 30, 2025, all of which are expected to be settled in 2025. We had 317,828 outstanding and fully vested PSUs that remained unsettled at June 30, 2024, all of which were settled in 2024. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net loss per share for the three and six months ended June 30, 2025 and 2024.
Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$—	$—	$—	$633
Selling and administrative expenses	1,666	2,005	2,353	3,206
Total	$1,666	$2,005	$2,353	$3,839
At June 30, 2025, there was no unrecognized stock-based compensation expense related to unvested stock options and PSUs as all previously unvested and outstanding stock options and PSUs were fully vested as of June 30, 2025. At June 30, 2025, total unrecognized compensation cost related to unvested RSUs was $4.3 million and is expected to be recognized over the remaining weighted-average service period of 0.89 years.

12. Commitments and Contingencies
Leases
Lease cost associated with operating leases for the three and six months ended June 30, 2025 is included in the table below. Finance leases as of June 30, 2025, and their related cost for the three and six months ended June 30, 2025, were immaterial. There were no finances leases for the three and six months ended June 30, 2024.
As of June 30, 2025 and December 31, 2024, the weighted-average remaining term of our operating leases was 4.2 years and 4.5 years, respectively, and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 7.3% and 7.2%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $2.1 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively, and $4.1 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $0.6 million during the three months ended June 30, 2025. There were no right-of-use assets obtained in exchange for new operating lease liabilities during the three months ended June 30, 2024. Right-of-use assets obtained in exchange for new operating lease liabilities were $0.6 million for the six months ended June 30, 2025 and 2024.
Net lease cost recognized in our condensed consolidated statements of operations is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$1,825	$2,105	$3,641	$4,190
Variable lease cost	404	266	834	640
Short-term lease cost	415	445	847	848
Sublease income	(365)	(232)	(590)	(454)
Total	$2,279	$2,584	$4,732	$5,224

Maturities of our operating lease liabilities as of June 30, 2025 were as follows (in thousands):

Remainder of 2025	$4,228
2026	7,888
2027	5,416
2028	3,012
2029	2,574
Thereafter	4,062
Total undiscounted lease payments	27,180
Less: imputed interest	(3,916)
Total operating lease liabilities	$23,264

Operating lease liabilities, current portion	$6,996
Operating lease liabilities, noncurrent portion	$16,268
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
On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. The court heard PEII’s motion for summary judgment on June 6, 2023, and dismissed six out of 10 of AVS’ causes of action. AVS’ contract-related claims remain to be determined at trial, which is set for September 29, 2025. In addition, PEII filed a new, related complaint against Sunrise Brands based on their participation in AVS’s misconduct, as well as their own direct misconduct. Sunrise Brands has submitted an answer to that complaint. The parties in the AVS and Sunrise Brand cases are currently engaged in discovery, and both cases have been related together by the court and will be tried together, for both pretrial and trial purposes. We believe AVS’ remaining claims and allegations are without merit, and we will defend this matter vigorously.
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

13. Severance Costs
We incurred severance and related employee benefits costs during 2025 and 2024 due to the reduction of headcount, as we continue to shift our business to a more capital-light model. Severance costs recorded in “All Other” in the table below for the three and six months ended June 30, 2025 were primarily related to the transition of our digital subscriptions and content operations into a licensing model pursuant to the LMA, which we expect to complete in 2026. Severance costs recorded in “Corporate” for the three and six months ended June 30, 2025 were primarily related to brand marketing activities. Refer to Note 17, Segments, for further details. Severance costs are recorded in selling and administrative expenses in our condensed consolidated statements of operations, and in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets.
Severance costs in our condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct-to-Consumer	$25	$19	$52	$27
Corporate	117	19	1,353	41
All other	180	101	1,188	101
Total	$322	$139	$2,593	$169
The following is a reconciliation of the beginning and ending severance costs balances recorded in accrued salaries, wages, and employee benefits in our condensed consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2024	$535
Costs incurred and charged to expense	2,593
Costs paid or otherwise settled	(1,528)
Balance at June 30, 2025	$1,600

14. Income Taxes
The effective tax rate for the three months ended June 30, 2025 and 2024 was (13.1)% and (3.8)%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was (13.5)% and (5.3)%, respectively. The effective tax rate for the three and six months ended June 30, 2025 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three and six months ended June 30, 2024 differed from the U.S. statutory federal income tax rate of 21% primarily due to impairment charges on artwork held for sale, foreign withholding taxes and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles.

The One Big Beautiful Bill Act of 2025, or the 2025 Tax Act, enacted on July 4, 2025, makes changes to U.S. corporate income taxes, including reinstating the option to claim the full amount of accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025, and the calculation of the limitation for business interest using earnings before interest, taxes, depreciation and amortization, with retroactive application beginning January 1, 2025. We are currently in the process of evaluating the impact of adoption of such tax law changes to our consolidated financial position and results of operations for the year ending December 31, 2025.

15. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options issued and outstanding under equity incentive plans	1,997,466	1,997,466	1,997,466	1,997,466
Unvested restricted stock units	4,167,904	1,604,235	4,167,904	1,604,235
Unvested performance-based restricted stock units	—	389,827	—	389,827
Total	6,165,370	3,991,528	6,165,370	3,991,528

16. Related Party Transactions
On November 5, 2024, The Million S.a.r.l (a subsidiary of Byborg) completed the purchase of 14,900,000 shares of our common stock and became a significant stockholder of the Company as of such date. Thus, both The Million S.a.r.l and Byborg, as well as their subsidiaries, are considered related parties of the Company.
On December 14, 2024, we entered into a Securities Purchase Agreement with The Million S.a.r.l, pursuant to which we agreed to sell to such purchaser 16,956,842 shares of our common stock, par value $0.0001 per share, at a price of $1.50 per share, which agreement was entered into subject to the approval of our stockholders. At our 2025 annual meeting of stockholders held on June 16, 2025, our stockholders rejected the transaction, preventing it from being completed.
In addition, on December 14, 2024, we entered into the LMA with Byborg, pursuant to which Byborg agreed to license the operation of our Playboy Plus, Playboy TV (digital and linear) and Playboy Club businesses and to license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. The LMA has an initial term of 15 years, with the operations and license rights pursuant to the LMA having commenced as of January 1, 2025. Pursuant to the LMA, we will receive minimum guaranteed royalties of $20 million per year of the term, to be paid in installments during each year. In addition, Byborg will prepay the minimum guaranteed amount for the second half of year 15 of the initial term of the LMA. Playboy is also entitled to receive excess royalties from the operations licensed and operated by Byborg, on the terms and conditions set forth in the LMA. During the three and six months ended June 30, 2025, the Company recognized $5.0 million and $10.0 million of minimum guaranteed royalties as licensing revenue pursuant to the LMA, respectively.
There is a transition period under which we will continue to operate the licensed Playboy Plus, Playboy TV (online and linear) and Playboy Club according to the terms of the TSA while Byborg works to take full operational control. The first $5.0 million of operating expenses incurred in relation to such licensed businesses is our responsibility to bear. Any operating expenses paid by us with respect to such licensed businesses above the $5.0 million threshold will be reimbursed to us by Byborg. Byborg is entitled to cash collected by us while operating the licensed businesses during the transition period and we are obligated to remit the funds to Byborg quarterly. The cash will be remitted on a net basis to Byborg, such that any operating expenses incurred beyond the $5.0 million expense threshold will be deducted from amounts we have collected for Byborg. In the second quarter of 2025, the $5.0 million of operating expenses of the digital businesses which we were responsible for under the LMA had been incurred and paid by us. The operating expenses related to the licensed digital businesses totaled $3.0 million and $6.8 million during the three and six months ended June 30, 2025, respectively, out of which $1.2 million and $5.0 million were recorded in our condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2025, operating expenses of $1.8 million in excess of the $5.0 million threshold were recorded as a reduction to the Payable to Byborg, net balance as of June 30, 2025. As of June 30, 2025, the remittances payable to Byborg totaled $2.6 million, the majority of which will be paid to Byborg in the third quarter of 2025.

17. Segments
As of January 1, 2025, our digital subscriptions and content operations transitioned into a licensing model in conjunction with the LMA. As a result, our previously reported Digital Subscriptions and Content operating and reportable segment was eliminated as of January 1, 2025. As of June 30, 2025, we had two reportable segments: Direct-to-Consumer and Licensing. The Direct-to-Consumer segment derives revenue from sales of consumer products sold directly to customers online or at brick-and-mortar stores through our lingerie business, Honey Birdette, with 51 stores in three countries as of June 30, 2025. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses, and starting January 1, 2025, minimum guaranteed royalties from licensing certain intellectual property and operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses to Byborg pursuant to the LMA.
The prior year comparative period has been recast to include previously reported digital subscriptions and content operations in “All Other”. The “All Other” column in the prior year comparative period table below derived revenue from the subscription of Playboy programming that was distributed through various channels, including websites and domestic and international television, as well as sales of creator content offerings and memberships to consumers through the Playboy Club on playboy.com. The “All Other” column for the three and six months ended June 30, 2025 includes amortization of deferred revenue balances related to the previously reported digital subscriptions and content operations that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025), the write-off of certain previously capitalized content expenses and transition expenses incurred pursuant to the TSA.
Revenues and expenses associated with Playboy magazine, events and sponsorships, which were previously included in the Digital Subscriptions and Content segment, were not allocated to segments for the three and six months ended June 30, 2025 due to the realignment of the presentation of such revenues and expenses in the financial information our Chief Operating Decision Maker (“CODM”) reviews. Such revenues and expenses were instead presented in our corporate revenue and expense allocations as activities associated with brand marketing and awareness. Our prior year comparative period segment reporting recast such revenues and expenses to conform to our current period segment presentation for comparative purposes. In the first and second quarters of 2024, there were no business activities related to Playboy magazine, events and sponsorships.

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

The following table sets forth financial information by reportable segment and attributable to corporate and certain other activities (in thousands):

	Three Months Ended June 30,
	2025					2024
	Direct-to-Consumer	Licensing	Corporate	All Other (2)	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Net revenues	$16,493	$10,932	$135	$588	$28,148	$14,504	$5,335	$—	$5,046	$24,885
Cost of sales (1)	(6,835)	(2,503)	—	(401)	(9,739)	(6,177)	418	—	(2,259)	(8,018)
Gross profit	9,658	8,429	135	187	18,409	8,327	5,753	—	2,787	16,867
Personnel	(4,806)	(1,190)	(4,793)	(603)	(11,392)	(4,103)	(963)	(3,305)	(3,887)	(12,258)
Rent	(1,702)	(5)	(498)	—	(2,205)	(1,833)	—	(633)	(7)	(2,473)
Marketing	(1,336)	(9)	(29)	—	(1,374)	(1,376)	(27)	—	(166)	(1,569)
Other segment items (3)	(2,564)	(1,673)	(4,740)	(344)	(9,321)	(4,178)	(377)	(4,212)	(1,003)	(9,770)
Operating (loss) income	(750)	5,552	(9,925)	(760)	(5,883)	(3,163)	4,386	(8,150)	(2,276)	(9,203)
Interest expense					(1,907)					(6,588)
Other nonoperating income (expense), net					1,000					(245)
Loss before income taxes					$(6,790)					$(16,036)
_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of personnel and rent for the three months ended June 30, 2025 and 2024.
(2) For the three months ended June 30, 2025, transition expenses associated with the digital businesses licensed to Byborg, which we are responsible for during the transition period pursuant to the TSA, were $1.2 million, with $0.4 million recorded as cost of sales and $0.8 million recorded as selling and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2025.

(3) Includes intercompany expense allocations from our corporate segment to our direct-to-consumer segment that eliminate upon consolidation of $0.9 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively.

	Six Months Ended June 30,
	2025					2024
	Direct-to-Consumer	Licensing	Corporate	All Other (2)	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Net revenues	$32,824	$22,317	$448	$1,434	$57,023	$33,244	$9,482	$—	$10,478	$53,204
Cost of sales (1)	(13,742)	(3,099)	—	(1,951)	(18,792)	(15,169)	90	—	(5,446)	(20,525)
Gross profit	19,082	19,218	448	(517)	38,231	18,075	9,572	—	5,032	32,679
Personnel	(9,153)	(1,784)	(10,536)	(3,308)	(24,781)	(8,348)	(1,907)	(7,268)	(5,205)	(22,728)
Rent	(3,421)	(12)	(1,119)	—	(4,552)	(3,658)	—	(1,331)	(14)	(5,003)
Marketing	(2,798)	(29)	(607)	(34)	(3,468)	(2,631)	(39)	—	(173)	(2,843)
Other segment items (3)	(4,990)	(2,950)	(8,406)	(1,227)	(17,573)	(6,748)	(1,161)	(10,249)	(2,067)	(20,225)
Operating (loss) income	(1,280)	14,443	(20,220)	(5,086)	(12,143)	(3,310)	6,465	(18,848)	(2,427)	(18,120)
Interest expense					(3,795)					(13,015)
Other nonoperating income, net					1,202					(295)
Loss before income taxes					$(14,736)					$(31,430)
_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of personnel and rent for the six months ended June 30, 2025 and 2024.
(2) For the six months ended June 30, 2025, transition expenses associated with the digital businesses licensed to Byborg, which we are responsible for during the transition period pursuant to the TSA, reached the $5.0 million threshold, with $1.7 million recorded as cost of sales and $3.3 million recorded as selling and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2025.

(3) Includes intercompany expense allocations from our corporate segment to our direct-to-consumer segment that eliminate upon consolidation of $1.8 million for the six months ended June 30, 2025 and 2024.

Other segment items for the three and six months ended June 30, 2025 and 2024 were primarily comprised of the following:
Direct-to-Consumer: outside consulting and legal fees, as well as technology and equipment expenses.
Licensing: expenses attributable to our China joint venture, outside consulting expenses and legal fees.
Corporate: outside consulting expenses, rent expense, insurance expense, audit and tax fees, as well as non-cash impairment charges of $1.5 million and $0.6 million on our right-of-use assets related to our corporate leases during the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $3.0 million on our artwork held for sale and our right-of-use assets related to our corporate leases during the six months ended June 30, 2025 and 2024, respectively.
Corporate expenses for the three and six months ended June 30, 2025 also include brand marketing costs, such as expenses associated with the relaunch of Playboy magazine, events and sponsorships, which were immaterial during the three months ended June 30, 2025, and $0.5 million during the six months ended June 30, 2025. There were no such costs incurred during the three and six months ended June 30, 2024.
All Other: outside consulting expenses, as well as technology and equipment expense.
Geographic Information
Revenue by geography is based on where the customer is located. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues:
United States	$8,833	$11,470	$18,820	$25,630
Australia	6,840	6,689	13,478	14,823
Luxembourg	5,000	—	10,000	—
China	3,180	3,024	6,376	4,470
UK	2,949	2,044	5,590	4,744
Other	1,346	1,658	2,759	3,537
Total	$28,148	$24,885	$57,023	$53,204

Changes in the recorded carrying value of goodwill for the six months ended June 30, 2025 by reportable segment were as follows (in thousands):

	Direct-to-Consumer	Licensing	All Other (1)
Balance at December 31, 2024	$19,923	$—	$16,084
Reclassification to reflect segment restructuring	—	16,084	(16,084)
Foreign currency translation and other adjustments	978	—	—
Balance at June 30, 2025	$20,901	$16,084	$—
_________________
(1) Previously reported under the Digital Subscriptions and Content operating and reportable segment in our most recent Annual Report on Form 10-K filed with the SEC on March 13, 2025.

18. Subsequent Events

On August 11, 2025, PEI entered into a triple net lease (the “Lease”) with RK Rivani LLC, a Florida limited liability company (the “Landlord”), pursuant to which, among other matters and on the terms and subject to the conditions set forth in the Lease, PEI will lease from the Landlord approximately 20,169 square feet of office space in Miami Beach, Florida, for the Company and its subsidiaries, for a term of 11 years, which will formally begin in approximately one year, following renovations of the office space.

In connection with the Lease, on August 11, 2025, the Company also entered into Amendment No. 5 to the A&R Credit Agreement (the “A&R Fifth Amendment”). The A&R Fifth Amendment revises the definition of Consolidated EBITDA in the A&R Credit Agreement to allow for $2.4 million of non-cash rent expense related to the Lease to be added back when calculating such Consolidated EBITDA for applicable periods. The other terms of the A&R Credit Agreement prior to the A&R Fifth Amendment remain substantively unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and 2024 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 13, 2025. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors”, “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 13, 2025. As used herein, “we”, “us”, “our”, and the “Company” refer to Playboy, Inc. and its subsidiaries.
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

Business Overview
We are a global consumer lifestyle company marketing our brands through a wide range of licensing initiatives, direct-to-consumer products, Playboy magazine, digital subscriptions and content, and online and location-based entertainment. As of January 1, 2025, we licensed certain intellectual property and our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital operations to Byborg Enterprises SA (“Byborg”) pursuant to a License & Management Agreement (the “LMA”). As a result, we now have two reportable segments: Direct-to-Consumer and Licensing. The Direct-to-Consumer segment derives revenue from sales of consumer products sold directly to consumers by Honey Birdette online or at its brick-and-mortar stores, with 51 stores in three countries as of June 30, 2025. The Licensing segment derives revenue from trademark licenses for third-party consumer products, primarily for various apparel and accessories categories, hospitality, digital gaming and location-based entertainment businesses, and starting January 1, 2025, revenue from licensing our digital subscriptions and content operations to Byborg.

Key Factors and Trends Affecting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and referenced in this Quarterly Report on Form 10-Q under “Part II—Item 1A. Risk Factors”, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 under “Part II—Item 1A. Risk Factors”, and in “Part I—Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.
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
Recent Developments
We continue to monitor ongoing changes in U.S. trade policies, including increasing tariffs on imports, in some cases significantly, and changes to existing international trade agreements. These actions have prompted retaliatory tariffs and other measures by a number of countries. In the second quarter of 2025, actions were taken by the U.S. and certain other countries to modify the timing, rates and/or other aspects of certain of these tariffs. However, some of the new tariffs remain in effect, including tariffs between the U.S. and China, where we source the manufacturing of our Honey Birdette products and where we have a locally-based joint venture for the sale of Playboy-branded products in China. While the impact of such trade policies on our business remains uncertain, we continue to closely monitor such matters and potential impacts, including increased production costs and higher pricing to our customers, either of which could negatively affect our business, results of operations and financial condition. Refer to “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for additional information on such risks.
China Licensing Revenues
Our licensing revenues from China (including Hong Kong) as a percentage of our total revenues were 11% and 12% for the three months ended June 30, 2025 and 2024, respectively, and 11% and 8% for the six months ended June 30, 2025 and 2024, respectively. At the end of the first quarter of 2023, we entered into a joint venture for the Playboy business in China (the “China JV”) with CT Licensing Limited, a brand management unit of Fung Group. The China JV owns and operates the Playboy consumer products business in mainland China, Hong Kong and Macau. In 2024, our China JV stabilized our business in China, and we expect our licensing activity in China to increase slightly in 2025 and continue to represent a modest but meaningful part of our overall business in future periods.

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

Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency and commission fees, website expenses, marketplace traffic acquisition costs, digital platform expenses (prior to January 1, 2025), transition expenses per the TSA (commencing January 1, 2025), credit card processing fees, personnel costs, including stock-based compensation, costs associated with branding events, customer shipping and handling expenses, fulfillment activity costs and freight-in expenses.
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
Impairments
Impairments consist of the impairments of our artwork held for sale and right-of-use assets related to our corporate leases.
Other Operating (Expense) Income, Net
Other operating (expense) income, net consists primarily of losses on disposal of assets and other miscellaneous items.
Nonoperating (Expense) Income
Interest Expense, Net
Interest expense, net consists of interest on our long-term debt and the amortization of deferred financing costs and debt premium/discount.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Net revenues	$28,148	$24,885	$3,263	13%
Costs and expenses:
Cost of sales	(9,739)	(8,018)	(1,721)	21%
Selling and administrative expenses	(22,366)	(25,489)	3,123	(12)%
Impairments	(1,541)	(599)	(942)	over 150%
Other operating (expense) income, net	(385)	18	(403)	over 150%
Total operating expense	(34,031)	(34,088)	57	—%
Operating loss	(5,883)	(9,203)	3,320	(36)%
Nonoperating (expense) income:
Interest expense, net	(1,907)	(6,588)	4,681	(71)%
Other income (expense), net	1,000	(245)	1,245	over 150%
Total nonoperating expense	(907)	(6,833)	5,926	(87)%
Loss before income taxes	(6,790)	(16,036)	9,246	(58)%
Expense from income taxes	(889)	(616)	(273)	44%
Net loss	(7,679)	(16,652)	8,973	(54)%
Net loss attributable to Playboy, Inc.	$(7,679)	$(16,652)	$8,973	(54)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2025	2024
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(35)	(32)
Selling and administrative expenses	(79)	(102)
Impairments	(5)	(2)
Other operating (expense) income, net	(1)	—
Total operating expense	(120)	(136)
Operating loss	(20)	(36)
Nonoperating (expense) income:
Interest expense, net	(7)	(26)
Other income (expense), net	4	(1)
Total nonoperating expense	(3)	(27)
Loss before income taxes	(23)	(63)
Expense from income taxes	(3)	(2)
Net loss	(26)	(65)
Net loss attributable to Playboy, Inc.	(26)%	(65)%

Net Revenues
The following table sets forth net revenues by reportable segment (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Direct-to-consumer	$16,493	$14,504	$1,989	14%
Licensing	10,932	5,335	5,597	105%
Corporate	135	—	135	100%
All Other	588	5,046	(4,458)	(88)%
Total	$28,148	$24,885	$3,263	13%
Direct-to-Consumer

The increase in direct-to-consumer net revenues, compared to the prior year comparative period, was due to an increase in Honey Birdette revenue as a result of the continued improvement in consumer perception of the Honey Birdette brand, which resulted in increased sales of both full-price and discounted products.
Licensing

The increase in licensing net revenues, compared to the prior year comparative period, was primarily due to $5.0 million of minimum guaranteed royalties recognized pursuant to the LMA, $0.6 million higher revenues from new licensing partners and renegotiated minimum guarantees pursuant to renewal agreements with existing licensees.
Corporate
Corporate revenues for the three months ended June 30, 2025 related to corporate branding, including Playboy magazine and sponsorship events.
All Other
The decrease in all other net revenues, compared to the prior year comparative period, was primarily due to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025. As a result, our previously reported Digital Subscriptions and Content operating and reportable segment was eliminated and its operations in the prior year comparative period were recast to be included in “All Other” for comparative purposes. “All Other” net revenues for the three months ended June 30, 2025 related to the amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to previously reported digital subscriptions and content operations.

Cost of Sales
The following table sets forth cost of sales and gross margin by reportable segment (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Cost of sales:
Direct-to-consumer	$(6,835)	$(6,177)	$(658)	11%
Licensing	(2,503)	418	(2,921)	over 150%
Corporate	—	—	—	—
All Other	(401)	(2,259)	1,858	(82)%
Total	$(9,739)	$(8,018)	$(1,721)	21%

Direct-to-consumer gross profit	$9,658	$8,327	$1,331	16%
Direct-to-consumer gross margin	59%	57%

Licensing gross profit	$8,429	$5,753	$2,676	47%
Licensing gross margin	77%	108%

Corporate gross profit	$135	$—	$135	100%
Corporate gross margin	100%	—

All Other gross profit	$187	$2,787	$(2,600)	(93)%
All Other gross margin	32%	55%

Total gross profit	$18,409	$16,867	$1,542	9%
Total gross margin	65%	68%
Direct-to-Consumer
The increase in direct-to-consumer cost of sales, compared to the prior year comparative period, was primarily due to a $0.5 million increase in Honey Birdette’s product, shipping and fulfillment costs due to higher revenues. The increase in gross margin was due to continued improvement in consumer demand at Honey Birdette, increasing sales of both full-price and discounted products at a higher margin.
Licensing
The increase in licensing cost of sales and the corresponding decrease in gross margin, compared to the prior year comparative period, were primarily due to a $2.0 million increase in licensing commissions expense, reflecting a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent, as well as a $0.9 million reduction in licensing product costs in the prior year comparative period due to the termination of Playboy’s e-commerce licensing agreement in the second quarter of 2024.
Corporate
The corporate gross profit during the three months ended June 30, 2025, which was from our relaunch of Playboy magazine and sponsorship events, was immaterial. There were no activities related to Playboy magazine and sponsorship events in the prior year comparative period.
All Other
The decrease in all other cost of sales and gross margin, compared to the prior year comparative period, was primarily related to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025, and the inclusion of transition expenses incurred pursuant to the TSA during the three months ended June 30, 2025.

Selling and Administrative Expenses
The decrease in selling and administrative expenses for the three months ended June 30, 2025, as compared to the prior year comparative period, was primarily due to a $1.2 million reduction in technology costs, a $0.9 million decrease in depreciation, a decrease in various professional services of $0.7 million, lower payroll expense of $0.9 million and a $0.3 million decrease in stock-based compensation expense, partly offset by $1.4 million in additional legal expenses related to ongoing material litigation, and severance and employee benefits expense of $0.4 million related to headcount reductions as a result of the transition of our digital operations into a licensing model.
Impairments
The increase in impairments for the three months ended June 30, 2025, as compared to the prior year comparative period, was due to impairment charges on our right-of-use assets related to our corporate leases that were $0.9 million higher than in the prior year comparative period.
Other Operating (Expense) Income , Net
The change in other operating (expense) income, net for the three months ended June 30, 2025, as compared to the prior year comparative period, was immaterial.
Nonoperating (Expense) Income
Interest Expense, Net
The decrease in interest expense, net for the three months ended June 30, 2025, as compared to the prior year comparative period, was primarily due to a reduction of our debt balance and amortization of debt premium in connection with the A&R Third Amendment.
Other Income (Expense), Net
The change in other income (expense), net for the three months ended June 30, 2025, as compared to the prior year comparative period, was primarily due to unrealized gains and losses related to foreign currency transactions.
Expense from Income Taxes
The increase in income taxes for the three months ended June 30, 2025, as compared to the prior year comparative period, was primarily driven by the change in valuation allowance due to the reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net revenues	$57,023	$53,204	$3,819	7%
Costs and expenses:
Cost of sales	(18,792)	(20,525)	1,733	(8)%
Selling and administrative expenses	(47,763)	(47,801)	38	*
Impairments	(1,842)	(3,016)	1,174	(39)%
Other operating (expense) income, net	(769)	18	(787)	over 150%
Total operating expense	(69,166)	(71,324)	2,158	(3)%
Operating loss	(12,143)	(18,120)	5,977	(33)%
Nonoperating (expense) income:
Interest expense, net	(3,795)	(13,015)	9,220	(71)%
Other income (expense), net	1,202	(295)	1,497	over 150%
Total nonoperating expense	(2,593)	(13,310)	10,717	(81)%
Loss before income taxes	(14,736)	(31,430)	16,694	(53)%
Expense from income taxes	(1,984)	(1,669)	(315)	19%
Net loss	(16,720)	(33,099)	16,379	(49)%
Net loss attributable to Playboy, Inc.	$(16,720)	$(33,099)	$16,379	(49)%
_________________ *Not meaningful
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(33)	(39)
Selling and administrative expenses	(84)	(90)
Impairments	(3)	(6)
Other operating (expense) income, net	(1)	—
Total operating expense	(121)	(135)
Operating loss	(21)	(35)
Nonoperating (expense) income:
Interest expense, net	(7)	(24)
Other income (expense), net	2	(1)
Total nonoperating expense	(5)	(25)
Loss before income taxes	(26)	(60)
Expense from income taxes	(3)	(3)
Net loss	(29)	(63)
Net loss attributable to Playboy, Inc.	(29)%	(63)%

Net Revenues
The following table sets forth net revenues by reportable segment (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Direct-to-consumer	$32,824	$33,244	$(420)	(1)%
Licensing	22,317	9,482	12,835	135%
Corporate	448	—	448	100%
All Other	1,434	10,478	(9,044)	(86)%
Total	$57,023	$53,204	$3,819	7%
Direct-to-Consumer

The decrease in direct-to-consumer net revenues, compared to the prior year comparative period, was primarily due to a decrease in Honey Birdette revenue as a result of a large sale in March of 2024 that did not recur in March of 2025, as part of the broader initiative to improve margins and consumer perception of the Honey Birdette brand, partially offset by an increase in Honey Birdette revenue in the second quarter of 2025 as a result of improved consumer demand for Honey Birdette products.
Licensing

The increase in licensing net revenues, compared to the prior year comparative period, was primarily due to $10.0 million of minimum guaranteed royalties recognized pursuant to the LMA, and a $2.8 million increase in minimum guarantees recognized from other licensing partners, out of which $1.8 million pertained to a licensing agreement with one of our Chinese licensees signed in the second quarter of 2024.
Corporate
Corporate revenues for the six months ended June 30, 2025 related to corporate branding, including Playboy magazine and sponsorship events.
All Other
The decrease in all other net revenues, compared to the prior year comparative period, was primarily due to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025. As a result, our previously reported Digital Subscriptions and Content operating and reportable segment was eliminated and its operations in the prior year comparative period were recast to be included in “All Other” for comparative purposes. “All Other” net revenues for the six months ended June 30, 2025 related to the amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to previously reported digital subscriptions and content operations.

Cost of Sales
The following table sets forth cost of sales and gross margin by reportable segment (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Cost of sales:
Direct-to-consumer	$(13,742)	$(15,169)	$1,427	(9)%
Licensing	(3,099)	90	(3,189)	over 150%
Corporate	—	—	—	—
All Other	(1,951)	(5,446)	3,495	(64)%
Total	$(18,792)	$(20,525)	$1,733	(8)%

Direct-to-consumer gross profit	$19,082	$18,075	$1,007	6%
Direct-to-consumer gross margin	58%	54%

Licensing gross profit	$19,218	$9,572	$9,646	101%
Licensing gross margin	86%	101%

Corporate gross profit	$448	$—	$448	100%
Corporate gross margin	100%	—

All Other gross profit	$(517)	$5,032	$(5,549)	(110)%
All Other gross margin	(36)%	48%

Total gross profit	$38,231	$32,679	$5,552	17%
Total gross margin	67%	61%
Direct-to-Consumer
The decrease in direct-to-consumer cost of sales and the increase in gross profit, compared to the prior year comparative period, was primarily due to a $1.7 million reduction in Honey Birdette’s product, shipping and fulfillment costs due to lower revenue, and improved gross margin was due to reduced promotional activity in the first and second quarters of 2025 as part of the broader initiative to improve margins and consumer perception of the Honey Birdette brand, as well as stronger sales of full-price Honey Birdette products.
Licensing
The increase in licensing cost of sales and corresponding decrease in gross margin, compared to the comparable prior year period, was primarily due to a $2.3 million increase in licensing commissions expense, reflecting a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent, as well as a $0.9 million reduction in licensing product costs in the prior year comparative period due to the termination of Playboy’s e-commerce licensing agreement in the second quarter of 2024.
Corporate
Corporate gross profit during the six months ended June 30, 2025, which was from our relaunch of Playboy magazine and sponsorship events, was immaterial. There were no activities related to Playboy magazine and sponsorship events in the prior year comparative period.
All Other
The decrease in all other cost of sales and gross margin, compared to the comparable prior year period, was primarily related to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025, and the inclusion of transition expenses incurred pursuant to the TSA during the six months ended June 30, 2025.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2025 were consistent with the prior year comparative period, primarily due to a $1.7 million decrease in technology costs, a $1.1 million decrease in depreciation, and a decrease in various professional services of $1.2 million, partly offset by $1.7 million of additional legal expenses related to ongoing material litigation and a $2.0 million increase in personnel costs largely due to severance and related compensation due to the transition of our digital operations into a licensing model.
Impairments
The decrease in impairments for the six months ended June 30, 2025, as compared to the prior year comparative period, was primarily due to a decrease of $2.1 million of impairment charges on our artwork held for sale, partly offset by a $0.9 million increase in impairment charges on our right-of-use assets related to our corporate leases.
Other Operating (Expense) Income, Net
The change in other operating (expense) income, net, as compared to the prior year comparative period, was primarily due to the write off of certain property, plant and equipment items as a result of our decision to sublease certain of our office space.
Nonoperating (Expense) Income
Interest Expense, Net
The decrease in interest expense, net for the six months ended June 30, 2025, as compared to the prior year comparative period, was primarily due to a reduction of our debt balance and amortization of debt premium in connection with the A&R Third Amendment.
Other Income (Expense), Net
The change in other income (expense), net for the six months ended June 30, 2025, as compared to the prior year comparative period, was primarily due to unrealized gains and losses related to foreign currency transactions.
Expense from Income Taxes
Increase in expense from income taxes for the six months ended June 30, 2025, as compared to the prior year comparative period, was primarily driven by the change in valuation allowance due to a reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the six months ended June 30, 2025.

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
In addition to adjusting for non-cash stock-based compensation, non-cash charges for the fair value remeasurements of certain liabilities, non-recurring non-cash impairments and asset write-downs, we typically adjust for non-operating expenses and income, such as nonrecurring special projects, including related consulting expenses, transition expenses, settlements, nonrecurring gain or loss on the sale of assets, expenses associated with financing activities, and reorganization and severance expenses that result from the elimination or rightsizing of specific business activities or operations.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,679)	$(16,652)	$(16,720)	$(33,099)
Adjusted for:
Interest expense	1,907	6,588	3,795	13,015
Expense from income taxes	889	616	1,984	1,669
Depreciation and amortization	778	2,511	1,582	4,311
EBITDA	(4,105)	(6,937)	(9,359)	(14,104)
Adjusted for:
Licensing commissions settlement	2,400	—	2,400	—
Transition expenses	1,170	—	5,000	—
Severance	322	139	2,593	169
Stock-based compensation	1,666	2,005	2,353	3,839
Impairments	1,541	599	1,842	3,016
Adjustments	477	1,258	1,019	1,595
Adjusted EBITDA	$3,471	$(2,936)	$5,848	$(5,485)
•Licensing commissions settlement for the three and six months ended June 30, 2025 represents a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent, which will be paid in the third quarter of 2025.
•Transition expenses for the three and six months ended June 30, 2025 represent costs associated with the digital operations licensed to Byborg, solely during the transition period pursuant to the TSA.
•Severance expenses for the three and six months ended June 30, 2025 were due to the reduction of headcount related to the transition of our digital subscriptions and content operations into a licensing model.
•Impairments for the three months ended June 30, 2025 related to impairment charges on our right-of-use assets related to our corporate leases.
•Impairments for the six months ended June 30, 2025 related to impairment charges on our artwork held for sale and our right-of-use assets related to our corporate leases.
•Impairments for the three months ended June 30, 2024 related to impairment charges on our right-of-use assets related to our corporate leases.
•Impairments for the six months ended June 30, 2024 related to impairment charges on our artwork held for sale and our right-of-use assets related to our corporate leases.
•Adjustments for the three and six months ended June 30, 2025 are primarily related to the non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for our 2021 acquisition of GlowUp Digital, Inc. that remained unsettled as of June 30, 2025, loss on the sale of artwork, loss on disposal of assets, consulting, advisory and other costs relating to corporate transactions, as well as reorganization costs resulting from the elimination or rightsizing of specific business activities or operations.
•Adjustments for the three and six months ended June 30, 2024 are related to the non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for the acquisition of GlowUp Digital, Inc. that remained unsettled as of June 30, 2024, loss on the sale of artwork, consulting, advisory and other costs relating to corporate transactions and other strategic opportunities as well as reorganization and severance costs resulting in the elimination or rightsizing of specific business activities or operations.

Non-GAAP Segment Information
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

Comparison of the Three Months Ended June 30, 2025 and 2024
The following table reconciles Operating (Loss) Income to Adjusted Operating (Loss) Income by reportable segment (in thousands):

	Three Months Ended June 30, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(750)	$5,552	$(9,925)	$(760)	$(5,883)
Adjusted for:
Depreciation and amortization	584	—	194	—	778
Licensing commissions settlement	—	2,400	—	—	2,400
Transition expenses	—	—	—	1,170	1,170
Severance	25	—	117	180	322
Stock-based compensation	—	—	1,666	—	1,666
Impairments	—	—	1,541	—	1,541
Adjustments	—	—	477	—	477
Adjusted operating (loss) income	$(141)	$7,952	$(5,930)	$590	$2,471

	Three Months Ended June 30, 2024
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(3,163)	$4,386	$(8,150)	$(2,276)	$(9,203)
Adjusted for:
Depreciation and amortization	1,401	—	234	876	2,511
Severance	19	—	19	101	139
Stock-based compensation	—	—	652	1,353	2,005
Impairments	—	—	599	—	599
Adjustments	1,095	—	231	(68)	1,258
Adjusted operating (loss) income	$(648)	$4,386	$(6,415)	$(14)	$(2,691)
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

Operating Loss: The decrease in operating loss, compared to the prior year comparative period, was primarily due to a $2.0 million increase in Honey Birdette’s net revenue as a result of the continued improvement in consumer perception of the Honey Birdette brand, which resulted in increased sales of both full-price and discounted products.
Adjusted Operating Loss: The decrease in adjusted operating loss, compared to the prior year comparative period, was primarily due to the decrease in operating loss discussed above.
Licensing
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Licensing segment from 2024 to 2025.

Operating Income: The increase in operating income, compared to the prior year comparative period, was primarily due to a $2.7 million increase in licensing gross profit, primarily as a result of higher revenues resulting from the LMA as well as certain other licensing agreements signed in the second quarter of 2024, partly offset by a $1.3 million increase in legal expenses.
Adjusted Operating Income: Adjustments to licensing operating income for the three months ended June 30, 2025 related to a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent. There were no adjustments to licensing operating income for the three months ended June 30, 2024, and the change in adjusted operating income was the same as the change in operating income above.
Corporate
The increase in corporate expenses, compared to the prior year comparative period, was primarily due to a $0.9 million increase in impairment charges on our right-of-use assets related to our corporate leases, a $1.0 million increase in stock-based compensation expense, and $0.4 million increase in payroll expenses.
The decrease in adjusted corporate expenses, compared to the prior year comparative period, was primarily due to lower insurance cost of $0.3 million and a reduction in rent expense of $0.1 million as a result of cost restructuring.
All Other
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes from 2024 to 2025 in net revenues and gross profit classified as All Other.

Operating Loss: The decrease in operating loss, compared to the prior year comparative period, was due to the transition of our digital operations into a licensing model pursuant to the LMA and inclusion of $1.2 million of transition expenses pursuant to the TSA.

Adjusted Operating Income: The change from adjusted operating loss to adjusted operating income, compared to the prior year comparative period, was due to the transition of our digital operations into a licensing model pursuant to the LMA.

Comparison of the Six Months Ended June 30, 2025 and 2024
The following table reconciles Operating (Loss) Income to Adjusted Operating (Loss) Income by reportable segment (in thousands):

	Six Months Ended June 30, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(1,280)	$14,443	$(20,220)	$(5,086)	$(12,143)
Adjusted for:
Depreciation and amortization	1,165	—	417	—	1,582
Licensing commissions settlement	—	2,400	—	—	2,400
Transition expenses	—	—	—	5,000	5,000
Severance	52	—	1,353	1,188	2,593
Stock-based compensation	—	—	2,353	—	2,353
Impairments	—	—	1,842	—	1,842
Adjustments	—	—	1,019	—	1,019
Adjusted operating (loss) income	$(63)	$16,843	$(13,236)	$1,102	$4,646

	Six Months Ended June 30, 2024
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(3,310)	$6,465	$(18,848)	$(2,427)	$(18,120)
Adjusted for:
Depreciation and amortization	2,171	—	416	1,724	4,311
Severance	27	—	41	101	169
Stock-based compensation	—	—	1,853	1,986	3,839
Impairments	—	—	3,016	—	3,016
Adjustments	1,095	—	556	(56)	1,595
Adjusted operating (loss) income	$(17)	$6,465	$(12,966)	$1,328	$(5,190)
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

Operating Loss: The decrease in operating loss, compared to the prior year comparative period, was primarily due to a $1.0 million increase in direct-to-consumer gross profit, as a result of improvement in consumer perception of and demand for Honey Birdette products, as well as a reduction in depreciation and amortization expenses of $1.0 million.
Adjusted Operating Loss: The change in adjusted operating loss, compared to the prior year comparative period, was immaterial.
Licensing
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Licensing segment from 2024 to 2025.

Operating Income: The increase in operating income, compared to the prior year comparative period, was primarily due to a $9.6 million increase in licensing gross profit, primarily as a result of higher revenues resulting from the LMA, as well as certain other licensing agreements signed in the second quarter of 2024.
Adjusted Operating Income: Adjustments to licensing operating income for the six months ended June 30, 2025 related to a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent, which will be paid in the third quarter of 2025. There were no adjustments to licensing operating income for the six months ended June 30, 2024, and the change in adjusted operating income was the same as the change in operating income above.
Corporate
The increase in corporate expenses, compared to the prior year comparative period, was primarily due to an increase in severance and employee benefits expense of $1.3 million related to headcount reductions as a result of the licensing of the operations of our digital businesses, a $0.9 million increase in impairment charges on our right-of-use assets related to our corporate leases, a $1.4 million increase in payroll expenses, and a $0.5 million increase in stock-based compensation expense, partly offset by a $2.1 million decrease in impairment charges on our artwork held for sale.
The increase in adjusted corporate expenses, compared to the prior year comparative period, was primarily due to expenses associated with Playboy magazine, events and sponsorships in 2025 that did not occur in the prior year comparative period.
All Other
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes from 2024 to 2025 in net revenues and gross profit classified as All Other.

Operating Loss: The increase in operating loss, compared to the prior year comparative period, was due to the transition of our digital operations into a licensing model pursuant to the LMA and inclusion of $5.0 million of transition expenses pursuant to the TSA.

Adjusted Operating Income: The decrease in adjusted operating income, compared to the prior year comparative period, was due to the transition of our digital operations into a licensing model pursuant to the LMA.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of liquidity are cash generated from operating activities, which primarily includes cash derived from revenue generating activities, from financing activities, including proceeds from our issuance of debt, and proceeds from stock offerings (as described further below), and from investing activities, which includes the sale of assets (as described further below). As of June 30, 2025, our principal source of liquidity was cash in the amount of $19.6 million, which is primarily held in operating and deposit accounts.
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

Since going public in 2021, we have yet to generate operating income from our core business operations and have incurred significant operating losses, including $12.1 million of operating losses for the six months ended June 30, 2025. We expect our capital expenditures and working capital requirements in 2025 to be largely consistent with 2024.
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
On November 11, 2024, we entered into Amendment No. 3 to the A&R Credit Agreement (the “A&R Third Amendment”).
The A&R Third Amendment provides for, among other things:
(a)    reducing the outstanding aggregate term loan amounts under the facility from approximately $218.4 million to approximately $153.1 million in exchange for $28.0 million of Series B Convertible Preferred Stock, to be issued pursuant to an Exchange Agreement, dated November 11, 2024 (the “Exchange Agreement”), between the Company and the lenders party to the A&R Third Amendment;
(b)    resetting the interest rate margin for both tranche A term loans under the A&R Credit Agreement (“Tranche A”) and tranche B term loans under the A&R Credit Agreement (“Tranche B”, and together with Tranche A, the “A&R Term Loans”) to the same applicable U.S Federal Reserve Secured Overnight Financing Rate (“SOFR”), plus a 0.10% credit spread adjustment, plus 6.25% (with corresponding changes necessary so that all but 1.00% of the interest rate margin can be paid in-kind); and
(c)    applying amortization of 1% per year to all loans, which is to be paid quarterly starting in the fourth quarter of 2025.

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
The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of June 30, 2025 was 10.69%. The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2024 was 11.01%. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of June 30, 2025 was 0.77% and 4.64%, respectively. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2024 was 1.05% and 4.93%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of June 30, 2025 and December 31, 2024.
On August 11, 2025, we entered into a fifth amendment of the A&R Credit Agreement. Refer to Note 18, Subsequent Events, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further details.
Leases
Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring through 2033. Some of these leases contain renewal options and rent escalations. As of June 30, 2025 and December 31, 2024, our fixed leases were $23.3 million and $25.5 million, respectively, with $7.0 million and $6.6 million due in the next 12 months, respectively. We also have certain finance lease obligations; however, those are not material to our liquidity or capital resources. For further information on our lease obligations, refer to Note 12, Commitments and Contingencies, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(11,507)	$(12,780)	$1,273	(10)%
Investing activities	(177)	328	(505)	(154)%
Financing activities	(114)	(215)	101	(47)%

Cash Flows from Operating Activities
The decrease in net cash used in operating activities for the six months ended June 30, 2025, compared to the prior year comparable period, was primarily due to a reduction in net loss of $16.4 million, partly offset by changes in assets and liabilities that had a current period cash flow impact, such as $4.2 million of net changes in working capital and $10.9 million of changes in non-cash charges. The change in assets and liabilities, as compared to the prior year comparable period, was primarily driven by a $7.9 million decrease in deferred revenues primarily due to the timing of revenue recognition, a $3.1 million decrease in accounts payable due to the timing of payments, a $1.7 million lower decrease in inventories, net due to higher inventory turnover in the prior year comparative period as a result of a large sale in March 2024 that did not recur in 2025, a $1.3 million increase in contract assets primarily due to the nonrecurring impairment, modification or termination of certain trademark licensing contracts in the prior year comparative period, and a $1.6 million decrease in other assets and liabilities, partly offset by a $4.9 million decrease in other liabilities and accrued expenses, a $2.5 million increase in accrued agency fees and commissions primarily due to the accrual of a one-time settlement to pay current and future commissions to a licensing agent, a $2.3 million decrease in accounts receivable due to the timing of royalty collections, and a $1.7 million increase in operating lease liabilities. The change in non-cash charges, compared to the change in the prior year comparable period, was primarily driven by a $6.8 million decrease in the amortization of debt premium/discount and issuance costs due to the A&R Third Amendment, a $2.7 million decrease in depreciation and amortization, primarily due to the write-off of our internally developed software in 2024, a $1.5 million decrease in amortization of right-of-use assets, a $1.5 million decrease in stock-based compensation expense, and a $1.2 million decrease in impairment charges on our artwork held for sale and right of use assets related to our corporate leases, partly offset by a $1.8 million increase in capitalized paid-in-kind interest.
Cash Flows from Investing Activities
The decrease in net cash provided by investing activities for the six months ended June 30, 2025, compared to the prior year comparable period, was primarily due to a $1.3 million decrease in proceeds from the sale of our artwork, partly offset by a $0.8 million decrease in purchases of property and equipment.
Cash Flows from Financing Activities
The decrease in net cash used in financing activities for the six months ended June 30, 2025, compared to the prior year comparable period, was immaterial.

Contractual Obligations
For the six months ended June 30, 2025, there were no material changes to our contractual obligations from December 31, 2024, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 13, 2025.

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
During the six months ended June 30, 2025, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 13, 2025.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2025 and December 31, 2024, we had cash of $19.6 million and $30.9 million, respectively, primarily held in interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of June 30, 2025 and December 31, 2024, we had restricted cash of $2.1 million and $2.4 million, respectively, of which $0.6 million was held in interest-bearing deposit accounts. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term A&R Term Loans are subject to a variable interest rate based on prime, federal funds, or SOFR. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of June 30, 2025, we have not entered into any such contracts.
As of June 30, 2025 and December 31, 2024, we had outstanding debt obligations of $158.5 million and $153.1 million, respectively, which accrued interest at a rate of 10.69% for Tranche A and Tranche B A&R Term Loans as of June 30, 2025. Based on the balance outstanding under our A&R Term Loans at June 30, 2025, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $0.8 million or $1.6 million, respectively, in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.” included in Item 1A of our Annual Report on Form 10-K filed on March 13, 2025.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar and Chinese renminbi. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended June 30, 2025 and 2024, we derived approximately 69% and 54%, respectively, of our revenue from international customers, out of which 45% and 46%, respectively, was denominated in foreign currency. For the six months ended June 30, 2025 and 2024, we derived approximately 67% and 52%, respectively, of our revenue from outside the United States, out of which 44% was denominated in foreign currency during both periods. We expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.
There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three and six months ended June 30, 2025, we recorded an unrealized gain of $1.0 million and $0.3 million, respectively, which is included in accumulated other comprehensive loss as of June 30, 2025. This was primarily related to the change in the U.S. dollar against the Australian dollar during the three and six months ended June 30, 2025.

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

Although these material weaknesses did not result in any material misstatement of our condensed consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

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
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, please carefully consider the risk factors described under the heading “Part I – Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition and/or operating results. Other than as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, there have been no material changes to the risk factors since their disclosure in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the six months ended June 30, 2025, we did not repurchase any shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, which was authorized by the Company’s board of directors on May 14, 2022.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Entry Into Lease Agreement
On August 11, 2025, Playboy Enterprises, Inc. (“PEI”), a Delaware corporation and a wholly owned subsidiary of the Company, entered into a triple net lease (the “Lease”) with RK Rivani LLC, a Florida limited liability company (the “Landlord”), pursuant to which, among other matters and on the terms and subject to the conditions set forth in the Lease, PEI will lease from the Landlord approximately 20,169 square feet of office space in Miami Beach, Florida, for the Company and its subsidiaries, for a term of 11 years (the “Term”), which will formally begin in approximately one year, following renovations of the office space. The Term may also be extended for two additional five-year periods.

The base rent under the Lease starts at $176,478.75 per month, beginning as of the seventh month of the first year of the Term, and escalates 3% per year during the Term, on the terms and subject to certain abatements set forth in the Lease. In addition to base rent, PEI is responsible for customary payments of its pro rata share of operating expenses and property taxes related to the leased office space. The Lease also requires the delivery by PEI to the Landlord of an irrevocable letter of credit in the initial amount of $2,843,829, and the Lease provides for a tenant improvement allowance from the Landlord of up to $2,420,280 to be applied against expected costs of the renovation of the office space.

The Landlord has the right to terminate the Lease upon any event of default under the Lease. Such events of default include, without limitation, a failure to pay amounts due after applicable notice and cure periods, certain bankruptcy or insolvency events, and the failure to comply with a variety of covenants after applicable notice and cure periods, including those related to the repair and maintenance, insurance and the security deposit.

The Lease contains customary representations and covenants made by PEI to the Landlord. There are also certain restrictions on the ability of PEI to assign its interest in the Lease without having to obtain the Landlord’s prior consent, including requirements for the transferee (or its parent company) to satisfy certain financial metrics.

The foregoing summary of the Lease and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Lease filed herewith as Exhibit 10.3, which is incorporated herein by reference.

Fifth Amendment of A&R Credit Agreement

In connection with the Lease, on August 11, 2025, the Company also entered into Amendment No. 5 to the A&R Credit Agreement (the “A&R Fifth Amendment”). The A&R Fifth Amendment revises the definition of Consolidated EBITDA in the A&R Credit Agreement to allow for $2.4 million of non-cash rent expense related to the Lease to be added back when calculating such Consolidated EBITDA for applicable periods. The other terms of the A&R Credit Agreement prior to the A&R Fifth Amendment remain substantively unchanged. The foregoing summary of the A&R Fifth Amendment and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the A&R Fifth Amendment filed herewith as Exhibit 10.4, which is incorporated herein by reference.

No 10b5-1 Trading Plans or Changes to Director Nomination Procedures

No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended June 30, 2025.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)
3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Playboy, Inc. (incorporated by reference to Exhibit 3.1 of Playboy’s Form 8-K filed with the SEC on June 25, 2025)

3.3	Certificate of Designation of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2024)
3.4	Second Amended and Restated Bylaws of Playboy, Inc. (incorporated by reference to Exhibit 3.2 of Playboy’s Form 8-K filed with the SEC on June 25, 2025)
10.1	Form of Retention Agreement of the Company, dated as of June 4, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 6, 2025)
10.2
Amended and Restated 2021 Equity and Incentive Compensation Plan of the Company, effective as of June 25, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 25, 2025)

10.3*^	Lease Agreement, dated August 11, 2025, by and between Playboy Enterprises, Inc. and RK Rivani LLC
10.4*
Amendment No. 5 to Amended and Restated Credit and Guaranty Agreement, dated as of August 11, 2025, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent

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
101
The following financial information from Playboy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)

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
**    This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Playboy, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playboy, Inc.

Date: August 12, 2025	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: August 12, 2025	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)