Form 10-Q
period 2025-09-30
Playboy, Inc.
filed 2025-11-12
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of November 7, 2025 was 107,757,372.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

Playboy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$28,994	$29,438	$86,017	$82,642
Costs and expenses:
Cost of sales	(6,954)	(11,475)	(25,746)	(32,000)
Selling and administrative expenses	(20,434)	(24,521)	(68,197)	(71,863)
Impairments	(245)	(21,706)	(2,087)	(24,722)
Other operating income (expense), net	5	—	(764)	(441)
Total operating expense	(27,628)	(57,702)	(96,794)	(129,026)
Operating income (loss)	1,366	(28,264)	(10,777)	(46,384)
Nonoperating (expense) income:
Interest expense, net	(1,926)	(6,666)	(5,721)	(19,681)
Other income, net	460	1,769	1,662	1,474
Total nonoperating expense, net	(1,466)	(4,897)	(4,059)	(18,207)
Loss before income taxes	(100)	(33,161)	(14,836)	(64,591)
Benefit (expense) from income taxes	560	(594)	(1,424)	(2,263)
Net income (loss)	460	(33,755)	(16,260)	(66,854)
Net income (loss) attributable to Playboy, Inc.	$460	$(33,755)	$(16,260)	$(66,854)
Net income (loss) per share, basic and diluted	$—	$(0.45)	$(0.17)	$(0.91)
Weighted-average shares outstanding, basic	102,503,857	74,589,372	96,558,050	73,438,762
Weighted-average shares outstanding, diluted	112,540,226	74,589,372	96,558,050	73,438,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$460	$(33,755)	$(16,260)	$(66,854)
Other comprehensive income:
Foreign currency translation adjustment	270	1,086	522	201
Other comprehensive income	270	1,086	522	201
Comprehensive income (loss)	$730	$(32,669)	$(15,738)	$(66,653)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$27,463	$30,904
Restricted cash	100	100
Receivables, net of $1.0 million and $0.5 million of allowance for credit losses as of September 30, 2025 and December 31, 2024, respectively	3,681	7,271
Inventories, net	7,980	8,922
Prepaid expenses and other current assets	8,963	5,472
Assets held for sale	3,088	4,835
Total current assets	51,275	57,504
Restricted cash	4,794	2,318
Property and equipment, net	4,187	4,871
Operating right-of-use assets	16,155	19,468
Goodwill	37,257	36,007
Other intangible assets, net	155,906	155,973
Contract assets, net of current portion	7,770	7,848
Other noncurrent assets	967	715
Total assets	$278,311	$284,704
Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,300	$10,672
Deferred revenues, current portion	9,445	9,693
Operating lease liabilities, current portion	7,277	6,624
Long-term debt, current portion	1,524	381
Other current liabilities and accrued expenses	28,933	28,474
Total current liabilities	55,479	55,844
Deferred revenues, net of current portion	13,750	5,762
Deferred tax liabilities, net	13,002	10,302
Operating lease liabilities, net of current portion	15,566	18,843
Long-term debt, net of current portion	175,271	176,194
Other noncurrent liabilities	1,678	1,837
Total liabilities	274,746	268,782
Commitments and contingencies (Note 12)
Mezzanine equity:
Series B convertible preferred stock, par value $0.0001 per share, 28,001 shares authorized, 0 shares issued and outstanding as of September 30, 2025; 28,000.00001 shares issued and outstanding as of December 31, 2024	—	23,861
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity (deficit):
Common stock, par value $0.0001 per share, 400,000,000 shares authorized, 109,989,244 shares issued and 107,739,315 shares outstanding as of September 30, 2025; 150,000,000 shares authorized, 92,110,964 shares issued and 89,861,035 shares outstanding as of December 31, 2024	11	9
Treasury stock, at cost, 2,249,929 shares as of September 30, 2025 and December 31, 2024	(5,445)	(5,445)
Additional paid-in capital	746,413	718,797
Accumulated other comprehensive loss	(26,933)	(27,455)
Accumulated deficit	(710,273)	(693,637)
Total stockholders’ equity (deficit)	3,773	(7,731)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$278,311	$284,704
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2025
	Mezzanine Equity		Stockholders’ (Deficit) Equity
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2025	21,000.00001	$19,130	94,665,825	$10	$(5,445)	$725,881	$(27,203)	$(710,733)	$(17,490)
Shares issued in connection with equity incentive plans	—	—	442,500	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	1,149	—	—	1,149
Conversion of convertible preferred stock	(21,000.00001)	(19,577)	12,439,730	1	—	19,576	—	—	19,577
Preferred stock accretion	—	447	—	—	—	(447)	—	—	(447)
Sale of common stock	—	—	191,260	—	—	254	—	—	254
Other comprehensive income	—	—	—	—	—	—	270	—	270
Net income	—	—	—	—	—	—	—	460	460
Balance at September 30, 2025	—	$—	107,739,315	$11	$(5,445)	$746,413	$(26,933)	$(710,273)	$3,773

	Three Months Ended September 30, 2024
	Mezzanine Equity		Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2024	—	$—	73,253,845	$7	$(5,445)	$693,894	$(25,795)	$(646,976)	$15,685
Shares issued in connection with equity incentive plans	—	—	1,385,411	1	—	—	—	—	1
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	1,502	—	—	1,502
Other	—	—	—	—	—		—	(266)	(266)
Other comprehensive income	—	—	—	—	—	—	1,086	—	1,086
Net loss	—	—	—	—	—	—	—	(33,755)	(33,755)
Balance at September 30, 2024	—	$—	74,639,256	$8	$(5,445)	$695,396	$(24,709)	$(680,997)	$(15,747)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Mezzanine Equity		Stockholders’ (Deficit) Equity
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2024	28,000.00001	$23,861	89,861,035	$9	$(5,445)	$718,797	$(27,455)	$(693,637)	$(7,731)
Shares issued in connection with equity incentive plans	—	—	1,462,602	1	—	—	—	—	1
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	3,502	—	—	3,502
Conversion of convertible preferred stock	(28,000.00001)	(26,577)	16,224,418	1	—	26,576	—	—	26,577
Preferred stock accretion	—	2,716	—	—	—	(2,716)	—	—	(2,716)
Sale of common stock	—	—	191,260	—	—	254	—	—	254
Other	—	—	—	—	—	—	—	(376)	(376)
Other comprehensive income	—	—	—	—	—	—	522	—	522
Net loss	—	—	—	—	—	—	—	(16,260)	(16,260)
Balance at September 30, 2025	—	$—	107,739,315	$11	$(5,445)	$746,413	$(26,933)	$(710,273)	$3,773

	Nine Months Ended September 30, 2024
	Mezzanine Equity		Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	—	$—	72,533,754	$7	$(5,445)	$690,055	$(24,910)	$(613,814)	$45,893
Shares issued in connection with equity incentive plans	—	—	2,105,502	1	—	—	—	—	1
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	5,341	—	—	5,341
Other	—	—	—	—	—	—	—	(329)	(329)
Other comprehensive income	—	—	—	—	—	—	201	—	201
Net loss	—	—	—	—	—	—	—	(66,854)	(66,854)
Balance at September 30, 2024	—	$—	74,639,256	$8	$(5,445)	$695,396	$(24,709)	$(680,997)	$(15,747)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(16,260)	$(66,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,329	6,172
Stock-based compensation	3,502	5,341
Amortization of debt (premium)/discount and issuance costs	(7,015)	3,534
Impairments	2,087	24,722
Amortization of right-of-use assets	4,033	5,795
Capitalized paid-in-kind interest	7,235	6,284
Deferred income taxes	2,700	2,539
Other, net	(589)	(661)
Changes in operating assets and liabilities:
Receivables	2,894	2,017
Inventories	2,097	5,695
Prepaid expenses	(3,121)	1,255
Contract assets	(244)	477
Accounts payable	(2,473)	1,291
Accrued agency fees and commissions	1,904	(116)
Deferred revenues	7,695	(2,793)
Operating lease liabilities	(5,040)	(6,809)
Other liabilities and accrued expenses	(2,439)	(7,547)
Other, net	(673)	358
Net cash used in operating activities	(1,378)	(19,300)
Cash Flows From Investing Activities
Purchases of property and equipment	(746)	(1,700)
Proceeds from sale of artwork	1,007	1,572
Net cash provided by (used in) investing activities	261	(128)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net	254	—
Repayment of long-term debt	—	(228)
Other	(351)	(329)
Net cash used in financing activities	(97)	(557)
Effect of exchange rate changes on cash and cash equivalents	249	189
Net decrease in cash and cash equivalents and restricted cash	(965)	(19,796)
Balance, beginning of year	$33,322	$31,676
Balance, end of period	$32,357	$11,880
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$27,463	$9,540
Restricted cash	4,894	2,340
Total	$32,357	$11,880
Supplemental Disclosures
Cash paid for income taxes, net of refunds	$773	$1,568
Cash paid for interest	$8,801	$11,794
Supplemental Disclosure of Non-Cash Activities
Issuance of common stock in relation to the conversion of preferred stock	$26,577	$—
Preferred stock accretion to redemption value	$2,716	$—
Right-of-use assets in exchange for lease liabilities	$2,786	$2,118
Reduction in right-of-use assets in relation to a lease of a formerly disposed of business	$870	$—
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of September 30, 2025, and the interim condensed consolidated statements of operations, comprehensive income (loss), cash flows, and mezzanine equity and stockholders’ equity (deficit) for the three and nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of September 30, 2025 and our results of operations and cash flows for the three and nine months ended September 30, 2025 and 2024. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The interim condensed consolidated results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2025.
Reclassifications
Certain prior period amounts in our condensed consolidated statements of operations and condensed consolidated statements of cash flows have been reclassified to conform with the current period presentation.

In the fourth quarter of 2024, we decided to retain our Honey Birdette business and to not pursue strategic alternatives for it following recent improvements in our financial position. Honey Birdette’s assets and liabilities did not meet the criteria, discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2024 in our Annual Report on Form 10-K, filed with the SEC on March 13, 2025 and in subsequent quarterly filings. Honey Birdette’s operations were included in our continuing operations in our consolidated statement of operations for all periods presented in the Annual Report on Form 10-K, filed with the SEC on March 13, 2025, and in all subsequent quarterly filings. Our prior year comparative period financials for the three and nine months ended September 30, 2024 recast such operations to conform to our current period presentation for comparative purposes.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
We regularly assess these estimates, including, but not limited to, valuation of our trademarks and trade names; valuation of our contingent consideration liabilities; valuation of our income taxes; valuation of any authorized and issued preferred stock; pay-per-view and video-on-demand buys, and monthly subscriptions to our television and digital content (prior to the LMA); the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; licensing commission accruals; and stock-based compensation expense. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
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
There were no receivables from any individual customer of ours exceeding 10% of our total receivables as of September 30, 2025 and December 31, 2024.
The following table represents revenue from our customers exceeding 10% of our total revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2025	2024	2025	2024
Customer A(1)	17%	—%	17%	—%
_________________
(1) The agreement with this licensee was entered into in the fourth quarter of 2024 and went into effect as of January 1, 2025. Refer to Note 16, Related Party Transactions for details.

Restricted Cash
At September 30, 2025 and December 31, 2024, restricted cash was primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters, a cash collateralized letter of credit in relation to the lease of office space in Miami Beach, and Honey Birdette’s term deposit in relation to its Sydney office lease.
Liquidity Assessment and Management’s Plans
The macroeconomic factors that have adversely impacted our business since the second quarter of 2022 have begun to subside in 2025, and our financial performance has improved as we become a more capital-light enterprise. Our net revenues for the three and nine months ended September 30, 2025 decreased by $0.4 million and increased by $3.4 million, compared to the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, we reported net operating income (loss) of $1.4 million and $(10.8) million, respectively, and negative operating cash flows of $1.4 million for the nine months ended September 30, 2025. As of September 30, 2025, we had approximately $27.5 million in unrestricted cash and cash equivalents. We expect our capital expenditures and working capital requirements in 2025 to be largely consistent with 2024.

As of September 30, 2025, we were in compliance with the covenants under our senior secured credit agreement (the “A&R Credit Agreement”), and there is no testing of our Total Net Leverage Ratio (as defined in the A&R Credit Agreement) until the quarter ending June 30, 2026. However, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience material decreases to net sales and operating cash flows and materially higher operating losses, and we could then experience difficulty remaining in compliance with such covenants. Refer to Note 8, Debt, for further details regarding the terms of our A&R Credit Agreement and the term loans thereunder.

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
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $1.2 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $3.4 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Gift Card Liabilities
We account for gift cards sold to customers by recording a liability in other current liabilities and accrued expenses in our consolidated balance sheets at the time of sale, which is recognized as revenue when redeemed or when we have determined the likelihood of redemption to be remote, which is referred to as gift card breakage. Depending on the jurisdiction in which we operate, gift cards sold to customers have expiration dates ranging from three to five years from the date of sale, or they do not expire and may be subject to escheatment rights. Our gift card liability totaled $1.6 million, $1.7 million and $1.6 million as of September 30, 2025, December 31, 2024 and December 31, 2023, respectively. Revenues recognized from gift card liabilities at the beginning of the period were $0.5 million for the nine months ended September 30, 2025 and 2024.
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
We recorded $0.2 million of impairment charges related to our artwork held for sale during the three months ended September 30, 2025, and there were no such impairment charges in the prior year comparative period. Impairment charges related to our artwork held for sale for the nine months ended September 30, 2025 and 2024 were $0.5 million and $2.4 million, respectively.

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

During the nine months ended September 30, 2025, we recorded impairment charges of $1.5 million on our right-of-use assets related to our corporate leases and wrote off certain of our property, plant and equipment items in the amount of $0.4 million as a result of our decision to sublease certain of our corporate office space. During the nine months ended September 30, 2024, we recognized $0.6 million of impairment charges on right-of-use assets pertaining to our corporate leases. There were no impairment charges on our right-of-use assets and property, plant and equipment during the three months ended September 30, 2025 and 2024.
In the third quarter of 2024, we had impairment indicators to our creator digital platform on playboy.com associated with a decrease in its revenue projections and determined that its carrying value was not recoverable as of September 30, 2024. As a result, we recorded $4.7 million of impairment charges related to the write-off of its internally developed software during the three and nine months ended September 30, 2024. There were no such impairment charges during the three and nine months ended September 30, 2025.
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
In the third quarter of 2024, we had declines in our future projected cash flows for our former Digital Subscriptions and Content segment, causing us to test our goodwill for impairment as of September 30, 2024. Utilizing the income approach, we performed a quantitative impairment test on goodwill using a discounted cash flow analysis, which determined that the fair value of certain of our reporting units was less than their carrying value. As a result, we recorded $17.0 million of impairment charges to our goodwill during the three and nine months ended September 30, 2024. There were no impairment charges on our goodwill during the three and nine months September 30, 2025.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss). Our other comprehensive income represents foreign currency translation adjustments attributable to Honey Birdette’s operations. Refer to the Condensed Consolidated Statements of Comprehensive Income (Loss). Total foreign currency transaction gains, net were $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively. Total foreign currency transaction losses, net were $1.6 million and $1.2 million for the three and nine months ended September 30, 2024, respectively.
Net Income (Loss) Per Share
We calculate basic and diluted income (loss) per share using the two-class method, given that our Series B Convertible Preferred Stock is considered a participating security, as it contractually entitles its holders to participate in our earnings. Under the two-class method, income (loss) is allocated to common stock and participating securities according to their participation rights in dividends and undistributed income. The income (loss) available to each class of stock is divided by the weighted average number of outstanding shares for the period in each class. Diluted income (loss) per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding.
Net income available to common stockholders is computed as: net income attributable to controlling interests, less any accumulated dividends and any earnings allocable to our Series B Convertible Preferred Stock during the reporting period. Basic income per share is calculated by dividing net income available to common stockholders by the weighted average common stock outstanding. Diluted income per share is calculated similarly, except that it is computed based upon the most dilutive of the two-class method or the if-converted method, which includes the effects of the assumed conversion of our Series B Convertible Preferred Stock and the effect of shares issuable under our stock-based incentive plans, if such effect is dilutive.
The effect of dilutive securities is computed using the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards.
For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which addresses the accounting and disclosure requirements for certain crypto assets. This ASU requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for all entities holding assets that meet certain scope criteria for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual periods. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. We adopted this ASU in the first quarter of 2025. This ASU did not have a material impact on our disclosures or our condensed consolidated financial statements, as recognized losses related to the fair value remeasurement of our crypto assets during the three and nine months ended September 30, 2025 were immaterial, and the fair value of our crypto assets was immaterial as of September 30, 2025 and December 31, 2024.
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
In November 2024, FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. An entity’s share of earnings or losses from investments accounted for under the equity method is not a relevant expense caption that requires disaggregation. Such ASU’s amendments are effective for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our condensed consolidated financial statements.
In July 2025, FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides simplified guidance on measuring credit losses for current accounts receivable and contract assets. It offers a practical expedient for all entities and an accounting policy election for non-public business entities to ease the process of estimating expected credit losses under ASC 326-20. The amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our condensed consolidated financial statements.
In September 2025, FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software. The ASU is intended to modernize and clarify the accounting for internal-use software, including updates to the capitalization guidance that removes references to project stages and replaces them with the concept of a probable-to-complete recognition threshold. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted as of the beginning of an annual period. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our condensed consolidated financial statements.

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
For cash equivalents, receivables and certain other current assets and liabilities at September 30, 2025 and December 31, 2024, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the refinancing of our senior secured debt in May 2021, its restatement in 2023 and subsequent amendments in 2023, 2024 and 2025, we believe that its carrying value at September 30, 2025 and December 31, 2024 approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 8, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes the fair value of our financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(516)	$(516)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(513)	$(513)
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
Contingent consideration liability relates to the contingent consideration recorded in connection with our 2021 acquisition of GlowUp Digital Inc. (“GlowUp”), which was originally acquired to build our creator platform, and represents the fair value for shares which may still be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of September 30, 2025 and December 31, 2024. The fair value of such shares is remeasured each reporting date using the Company’s stock price as of each reporting date. Fair value change as a result of contingent liabilities fair value remeasurement during the three and nine months ended September 30, 2025 and 2024 was immaterial. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the nine months ended September 30, 2025 (in thousands):

Contingent Consideration
Balance at December 31, 2024	$513
Change in fair value	3
Balance at September 30, 2025	$516
The increase in the fair value of the contingent consideration for the nine months ended September 30, 2025 was primarily due to the increase in the price per share of our common stock.

Fair value of our digital assets held, comprised of the cryptocurrency “Ethereum”, is based on Level 1 inputs. Recognized losses related to the fair value remeasurement of our digital assets during the three and nine months ended September 30, 2025 were immaterial, and the fair value of our digital assets was immaterial as of September 30, 2025 and December 31, 2024. Periods prior to September 30, 2025 include digital assets at cost, net of impairment losses incurred since their acquisition, which were immaterial for the three and nine months ended September 30, 2024.
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
During the nine months ended September 30, 2025, we recorded impairment charges of $1.5 million on our right-of-use assets related to our corporate leases and wrote off certain of our property, plant and equipment items in the amount of $0.4 million as a result of our decision to sublease certain of our corporate office space. During the nine months ended September 30, 2024, we recognized $0.6 million of impairment charges on right-of-use assets pertaining to our corporate leases. There were no impairment charges on our right-of-use assets and property, plant and equipment during the three months ended September 30, 2025 and 2024.
In the third quarter of 2024, we had declines in our future projected cash flows for our former Digital Subscriptions and Content segment, causing us to test our goodwill for impairment as of September 30, 2024. Utilizing the income approach, we performed a quantitative impairment test on goodwill using a discounted cash flow analysis, which determined that the fair value of certain of our reporting units was less than their carrying value. As a result, we recorded $17.0 million of impairment charges to our goodwill during the three and nine months ended September 30, 2024. There were no impairment charges on our goodwill during the three and nine months September 30, 2025.
In the third quarter of 2024, we had impairment indicators with respect to our creator digital platform on playboy.com associated with a decrease in its revenue projections and determined that its carrying value was not recoverable as of September 30, 2024. As a result, we recorded $4.7 million of impairment charges related to the write-off of its internally developed software during the three and nine months ended September 30, 2024. There were no such impairment charges during the three and nine months ended September 30, 2025.
Assets Held for Sale
We began the sale of artwork assets in the fourth quarter of 2023, but they were not fully disposed of as of September 30, 2025 and December 31, 2024, and as such continued to be classified as current assets held for sale in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
The assumptions used in measuring fair value of our artwork held for sale are considered Level 2 inputs, which include market prices obtained from recent auctions of similar works of art, or management’s judgment as to their salable value. We recorded $0.2 million of impairment charges related to our artwork held for sale during the three months ended September 30, 2025, and there were no such impairment charges in the prior year comparative period. Impairment charges related to our artwork held for sale for the nine months ended September 30, 2025 and 2024 were $0.5 million and $2.4 million, respectively.
Series B Convertible Preferred Stock
The fair value of our only currently authorized (but no longer issued or outstanding as of September 30, 2025) preferred stock (our “Series B Convertible Preferred Stock”), initially measured as of November 13, 2024 (the initial issuance date), was estimated using a binomial lattice model in a risk-neutral framework (a special case of the income approach). Considering the conversion feature was out-of-the-money as of the issuance date and the Series B Convertible Preferred Stock is redeemable by us without penalty, we valued the Series B Convertible Preferred Stock as a non-convertible callable note. Specifically, our future yield is modeled using the Black-Derman-Toy interest rate model in a risk-neutral framework. For each modeled future yield, the value of the Series B Convertible Preferred Stock was calculated incorporating any optimal early prepayment/redemption. The value of the Series B Convertible Preferred Stock was then calculated as the probability-weighted present value over all future modeled payoffs.

Our Series B Convertible Preferred Stock was classified as mezzanine equity in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. No subsequent fair value remeasurement is required. We classified our Series B Convertible Preferred Stock as Level 3 due to the lack of relevant observable inputs. Refer to Note 10, Convertible Preferred Stock, for further information on our Series B Convertible Preferred Stock and its conversion resulting in the elimination of all outstanding shares of our Series B Convertible Preferred Stock as of August 22, 2025.

3. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream, which arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract liabilities are classified as deferred revenue in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
In the third quarter of 2025, we received $15.0 million in royalty prepayments from Byborg, which were comprised of $5.0 million paid in advance for the fourth quarter of 2025 and $10.0 million paid in advance for the second half of year 15 of the initial term of the LMA.
The following table summarizes our contract assets and certain contract liabilities (in thousands):

	September 30, 2025	December 31, 2024	December 31, 2023
Accounts receivable	$3,681	$7,271	$7,496
Contract Balances:
Contract assets, current portion	$1,853	$1,531	$1,547
Contract assets, net of current portion	7,770	7,848	8,716
Contract liabilities, current portion	(9,445)	(9,693)	(9,205)
Contract liabilities, net of current portion	(13,750)	(5,762)	(4,641)
Contract liabilities, net	$(13,572)	$(6,076)	$(3,583)
The following tables provide a roll-forward of our netted contract assets and contract liabilities (in thousands):

Contract Liabilities, Net
Balance at December 31, 2024	$(6,076)
Revenues recognized that were included in gross contract liabilities at December 31,2024	21,332
Contract assets reclassified to accounts receivable in the nine months ended September 30, 2025	(13,195)
Cash received in advance and remained in net contract liabilities at period-end	(15,848)
Contract terminations in 2025	215
Balance at September 30, 2025	$(13,572)

Contract Liabilities, Net
Balance at December 31, 2023	$(3,583)
Revenues recognized that were included in gross contract liabilities at December 31,2023	19,583
Contract assets reclassified to accounts receivable in the nine months ended September 30, 2024	(15,076)
Cash received in advance and remained in net contract liabilities at period-end	(2,456)
Contract modifications and terminations in 2024	225
Balance at September 30, 2024	$(1,307)

Future Performance Obligations
As of September 30, 2025, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $354.2 million, of which $350.5 million related to trademark licensing, including minimum guaranteed royalties from licensed digital operations per the LMA, $2.8 million pertained to December 31, 2024 deferred revenue balances from our legacy digital subscriptions and products operations and $0.9 million related to direct-to-consumer products.
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
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Consumer products	$16,388	$—	$—	$—	$16,388	$49,212	$—	$—	$—	$49,212
Trademark licensing	—	11,995	—	—	11,995	—	34,312	—	—	34,312
Digital subscriptions and products	—	—	93	513	606	—	—	212	1,947	2,159
Events and sponsorships	—	—	5	—	5	—	—	334	—	334
Total revenues	$16,388	$11,995	$98	$513	$28,994	$49,212	$34,312	$546	$1,947	$86,017

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Consumer products	$16,576	$—	$—	$2	$16,578	$49,820	$—	$—	$2	$49,822
Trademark licensing	—	7,439	—	—	7,439	—	16,921	—	—	16,921
Digital subscriptions and products	—	—	66	3,700	3,766	—	—	201	10,723	10,924
TV and cable programming	—	—	—	1,655	1,655	—	—	—	4,975	4,975
Total revenues	$16,576	$7,439	$66	$5,357	$29,438	$49,820	$16,921	$201	$15,700	$82,642
The following table disaggregates revenue by point in time versus over time (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Point in time	$16,393	$18,050	$49,608	$54,175
Over time	12,601	11,388	36,409	28,467
Total revenues	$28,994	$29,438	$86,017	$82,642

4. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value (in thousands):

	September 30, 2025	December 31, 2024
Editorial and other pre-publication costs	$—	$59
Merchandise finished goods	7,980	8,863
Total	$7,980	$8,922
At September 30, 2025 and December 31, 2024, reserves for slow-moving and obsolete inventory amounted to $3.3 million and $4.2 million, respectively.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Contract assets, current portion	$1,853	$1,531
Prepaid inventory and production costs	1,282	600
Prepaid insurance	2,022	772
Other	3,806	2,569
Total	$8,963	$5,472

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Software (1)	$7,355	$7,479
Leasehold improvements	9,952	9,759
Equipment	3,526	3,743
Furniture and fixtures (2)	22	1,810
Construction in progress	900	260
Total property and equipment, gross	21,755	23,051
Less: accumulated depreciation	(17,568)	(18,180)
Total	$4,187	$4,871
_________________ (1) The net book value of our software was $0.3 million as of both September 30, 2025 and December 31, 2024 and primarily related to certain portions of our playboy.com site.
(2) The decrease in furniture and fixtures is due to the write-off of certain of our property, plant and equipment items as a result of our decision to sublease certain of our corporate office space during the second quarter of 2025, which resulted in a $0.4 million loss on disposal of assets for the nine months ended September 30, 2025.

The aggregate depreciation expense related to property and equipment, net was $0.3 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively.

7. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Taxes	$7,166	$8,101
Accrued interest	718	4,016
Accrued salaries, wages and employee benefits	4,942	5,014
Accrued agency fees and commissions	2,590	686
Payable to Byborg, net	2,929	—
Accrued creator fees	1,535	2,080
Inventory in transit	936	749
Outstanding gift cards and store credits	1,645	1,713
Other	6,472	6,115
Total	$28,933	$28,474
The licensing arrangement with Byborg that was entered into during the fourth quarter of 2024 became effective January 1, 2025. There is a transition period under which we will continue to operate the licensed Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses according to the terms of a Transition Service Agreement (the “TSA”) while Byborg works to take full operational control. The first $5.0 million of operating expenses incurred in relation to such licensed businesses is our responsibility to bear. Any operating expenses paid by us with respect to such licensed businesses above the $5.0 million threshold will be reimbursed to us by Byborg. Byborg is entitled to cash collected by us while operating the licensed businesses during the transition period, and we are obligated to remit the funds to Byborg quarterly. The cash is remitted on a net basis to Byborg, such that any operating expenses incurred beyond the $5.0 million expense threshold were deducted from amounts we have collected for Byborg. As of September 30, 2025, the remittances payable to Byborg totaled $2.9 million, the majority of which will be paid to Byborg in the fourth quarter of 2025. In the second quarter of 2025, we reached the $5.0 million threshold of expenses related to the licensed businesses for which we were responsible under the LMA.

8. Debt
The following table sets forth our debt (in thousands):

	September 30, 2025	December 31, 2024
Term loan, due 2027	$144,242	$144,242
Plus: capitalized payment-in-kind interest	16,054	8,819
Total debt	160,296	153,061
Plus: unamortized debt premium, net	16,929	24,127
Less: unamortized debt issuance costs	(430)	(613)
Total debt, net of unamortized debt issuance costs and debt premium, net	176,795	176,575
Less: current portion of long-term debt	(1,524)	(381)
Total debt, net of current portion	$175,271	$176,194
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
The other terms of the A&R Credit Agreement prior to the A&R Third Amendment remained substantially unchanged, and the new terms went into effect upon the closing of the Exchange Agreement and the issuance of the Series B Convertible Preferred Stock, which occurred on November 13, 2024. The Series B Convertible Preferred Stock was established pursuant to the filing of a Certificate of Designation with the state of Delaware, which certificate set forth the terms of the Series B Convertible Preferred Stock. Upon the filing of such certificate, we issued to the Lenders an aggregate of 28,000.00001 shares of Series B Convertible Preferred Stock with a stated value of $28.0 million. The Series B Convertible Preferred Stock includes a 12% annual dividend rate, which commenced accruing six months after the issuance date, which was payable in cash or in-kind, solely at our discretion. We had the right to redeem for cash (at any time) or convert the Series B Convertible Preferred Stock at any time, provided that the five-day volume-weighted average price of our common stock is $1.50 or above, with a conversion price floor of $1.50 and a cap of $4.50. As a result of conversions of the Series B Convertible Preferred Stock in January and August of 2025, all outstanding shares of the Series B Convertible Preferred Stock were converted to common stock and we no longer had any shares of preferred stock outstanding as of August 22, 2025. Refer to Note 10, Convertible Preferred Stock, for further information on our Series B Convertible Preferred Stock and its conversion resulting in the elimination of all outstanding shares of our Series B Convertible Preferred Stock as of August 22, 2025.
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
On August 11, 2025, we entered into Amendment No. 5 to the A&R Credit Agreement (the “A&R Fifth Amendment”). The A&R Fifth Amendment revises the definition of Consolidated EBITDA in the A&R Credit Agreement to allow for $2.4 million of non-cash rent expense related to our Miami Beach office lease to be added back when calculating such Consolidated EBITDA for applicable periods. The other terms of the A&R Credit Agreement prior to the A&R Fifth Amendment remain substantively unchanged.
The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of September 30, 2025 was 10.49%. The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2024 was 11.01%. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of September 30, 2025 was 0.59% and 4.44%, respectively. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2024 was 1.05% and 4.93%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of September 30, 2025 and December 31, 2024.
The following table sets forth maturities of the principal amount of our A&R Term Loans as of September 30, 2025 (in thousands):

Remainder of 2025	$381
2026	1,524
2027	158,391
Total	$160,296

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

	September 30, 2025	December 31, 2024
Shares available for grant under equity incentive plans	1,189,417	1,194,947
Options issued and outstanding under equity incentive plans	1,997,466	1,997,466
Unvested restricted stock units	4,110,792	3,660,581
Vested equity awards not yet settled	2,002,582	72,000
Unvested performance-based restricted stock units	—	243,424
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	9,549,373	7,417,534
In the third quarter of 2025, we sold shares of our common stock pursuant to our previously registered and announced at-the-market (“ATM”) offering, selling a total of 191,260 shares for net proceeds of $0.3 million which were paid to us in the third quarter of 2025. As of September 30, 2025, we had $14.7 million of remaining capacity under the ATM.

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
On August 22, 2025, we completed the conversion of all remaining 21,000.00001 outstanding shares of Series B Convertible Preferred Stock into 12,439,730 shares of the Company’s common stock, at a conversion price of $1.74448 per share (the “Second Conversion”), in accordance with the terms of the Series B Convertible Preferred Stock. As a result of the Second Conversion, we no longer have any shares of preferred stock outstanding. Holders of the Series B Convertible Preferred Stock had their shares converted to common stock on a pro rata basis.

11. Stock-Based Compensation
As of September 30, 2025, 14,331,506 shares of our common stock had been authorized for issuance under our 2021 Equity and Incentive Compensation Plan and 6,287,687 shares of our common stock were originally reserved for issuance under our 2018 Equity Incentive Plan.
Stock Option Activity
There was no stock options activity during the three and nine months ended September 30, 2025.
Restricted Stock Unit Activity
A summary of restricted stock unit (“RSU”) activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2024	3,660,581	$1.34
Granted	4,383,824	1.10
Vested	(3,224,163)	1.13
Forfeited	(709,450)	1.53
Unvested and outstanding balance at September 30, 2025	4,110,792	$1.21
There were no RSUs that vested during the three months ended September 30, 2025. The total fair value of RSUs that vested during the three months ended September 30, 2024 was approximately $0.1 million. The total fair value of RSUs that vested during the nine months ended September 30, 2025 and 2024 was approximately $4.8 million and $1.5 million, respectively. We had 1,846,766 outstanding and fully vested RSUs that remained unsettled at September 30, 2025, all of which are expected to be settled in 2025. As such, they were excluded from outstanding shares of common stock but were included in weighted-average shares outstanding for the calculation of net income (loss) per share for the three and nine months ended September 30, 2025. There were no outstanding and fully vested RSUs that remained unsettled at September 30, 2024.
Performance Stock Unit Activity
A summary of performance-based restricted stock unit (“PSU”) activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2024	243,424	$7.59
Granted	—	—
Vested	(169,021)	26.18
Forfeited	(74,403)	4.95
Unvested and outstanding balance at September 30, 2025	—	$—

There were no PSUs that vested during the three months ended September 30, 2025 and 2024. The total fair value of PSUs that vested during the nine months ended September 30, 2025 and 2024 was approximately $0.3 million and $0.2 million, respectively. We had 155,816 outstanding and fully vested PSUs that remained unsettled at September 30, 2025, all of which are expected to be settled in 2025. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net income (loss) per share for the three and nine months ended September 30, 2025. There were no outstanding and fully vested PSUs that remained unsettled at September 30, 2024.

Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$—	$9	$—	$642
Selling and administrative expenses	1,149	1,493	3,502	4,699
Total	$1,149	$1,502	$3,502	$5,341
At September 30, 2025, there was no unrecognized stock-based compensation expense related to unvested stock options and PSUs as all previously unvested and outstanding stock options and PSUs were fully vested as of September 30, 2025. At September 30, 2025, total unrecognized compensation cost related to unvested RSUs was $3.0 million and is expected to be recognized over the remaining weighted-average service period of 0.64 years.

12. Commitments and Contingencies
Leases
Lease cost associated with operating leases for the three and nine months ended September 30, 2025 is included in the table below. Finance leases as of September 30, 2025, and their related cost for the three and nine months ended September 30, 2025, were immaterial. There were no finance leases for the three and nine months ended September 30, 2024.
On August 11, 2025, through our wholly-owned subsidiary, Playboy Enterprises, Inc., we entered into a triple net lease (the “Lease”) with RK Rivani LLC, a Florida limited liability company (the “Landlord”), pursuant to which, among other matters and on the terms and subject to the conditions set forth in the Lease, we leased from the Landlord approximately 20,169 square feet of office space in Miami Beach, Florida, for a term of 11 years, with lease payments commencing in August 2026, following renovations of the office space. As we did not take possession of the office space yet, it is not reflected in our condensed consolidated financial statements or in the tables below. We expect to account for the Lease as an operating lease under Accounting Standards Codification, Topic 842, Leases. The future undiscounted fixed non-cancelable payment obligation pertaining to the Lease is approximately $27.1 million.
As of September 30, 2025 and December 31, 2024, the weighted-average remaining term of our operating leases was 4.0 years and 4.5 years, respectively, and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 8.0% and 7.2%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $2.2 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and $6.3 million and $6.5 million for the nine months ended September 30, 2025 and 2024, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $2.2 million and $1.5 million during the three months ended September 30, 2025 and 2024, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $2.8 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively.
In the second quarter of 2025, we renegotiated the terms of a lease related to a formerly disposed business, which remained with us, and was subleased to a third party, to shorten the lease term expiration date from 2031 to 2029. As a result, we recorded a $0.9 million reduction in right-of-use assets and related lease liabilities in the condensed consolidated balance sheet as of September 30, 2025. All other terms of such lease remained the same.
Net lease cost recognized in our condensed consolidated statements of operations is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$1,738	$1,898	$5,379	$6,088
Variable lease cost	424	433	1,258	1,073
Short-term lease cost	339	476	1,186	1,324
Sublease income	(539)	(199)	(1,129)	(653)
Total	$1,962	$2,608	$6,694	$7,832

Maturities of our operating lease liabilities as of September 30, 2025 were as follows (in thousands):

Remainder of 2025	$2,257
2026	8,656
2027	6,237
2028	3,861
2029	3,206
Thereafter	3,879
Total undiscounted lease payments	28,096
Less: imputed interest	(5,253)
Total operating lease liabilities	$22,843

Operating lease liabilities, current portion	$7,277
Operating lease liabilities, noncurrent portion	$15,566
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
On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. The court heard PEII’s motion for summary judgment on June 6, 2023, and dismissed six out of 10 of AVS’ causes of action. AVS’ contract-related claims remain to be determined at trial, which has been rescheduled for August 10, 2026. In addition, PEII filed a complaint against Sunrise Brands based on their participation in AVS’s misconduct, as well as their own direct misconduct. Both cases have been related together by the court and will be tried together, for both pretrial and trial purposes. We believe AVS’ remaining claims and allegations are without merit, and we will defend this matter vigorously.

New Handong Arbitration

On February 8, 2024, PEII and certain of its subsidiaries initiated arbitration in the Hong Kong International Arbitration Centre (the “Arbitration”) against PEII’s terminated China licensee, New Handong Investment (Guangdong) Co., Ltd. (“New Handong”). In October 2023, PEII’s subsidiary terminated its license agreement with New Handong due to ongoing, uncured material breaches by New Handong. PEII and certain of its subsidiaries sought damages, including the payment of outstanding guaranteed minimum royalties, the payment of all guaranteed minimum royalties for the remainder of the term of the agreement, and other contractual damages for a variety of breaches. Such breaches included unauthorized sales of products, underpayment of earned royalties, failure to use approved trademarks and affix official holograms to all products, and the use of unapproved sublicensees. PEII and certain of its subsidiaries also sought a declaration that the termination of the agreement was lawful and valid and the issuance of a legal order to require New Handong to refrain from any further manufacture, sale, distribution or other use of any Playboy intellectual property or products.

On September 5, 2025, PEII received the decision of the Arbitration tribunal (the “Tribunal”), which found in favor of PEII in connection with its claims, and as a result ordered, among other things, that: (i) the termination notice issued by PEII to New Handong was found to be lawful and effective, (ii) New Handong must cease any further use of Playboy property and materials, including but not limited to the production, sale, or distribution of Playboy-branded products, (iii) New Handong is required to make payments to PEII for guaranteed royalties outstanding at the time of termination, a termination fee, and unpaid marketing expenses, plus interest thereon, and certain other fees and expenses, totaling approximately $81 million, and (iv) all of New Handong’s counterclaims were dismissed. In addition, per the terms of the Tribunal’s decision, as payment of the amounts awarded to PEII were not made in full to PEII by September 20, 2025, interest has been accruing on the amounts owed from the award date to the date of payment at an annual rate of 8.25%. The decision of the Tribunal is final; however, as New Handong has not fully complied with the requirements of such decision, PEII and the Company will seek enforcement of such decision in China through the Chinese courts. There can be no assurance that New Handong will comply with the Tribunal’s decision, or a Chinese court’s decision in the future, including making the required monetary payments to PEII and the Company within the timeframe that was, or is, ordered, if at all.

13. Severance Costs
We incurred severance and related employee benefits costs during 2025 and 2024 due to the reduction of headcount, as we continue to shift our business to a more capital-light model. Severance costs recorded in “All Other” in the table below for the three and nine months ended September 30, 2025 were primarily related to the transition of our digital subscriptions and content operations into a licensing model pursuant to the LMA, which we expect to complete in 2026. Severance costs recorded in “Corporate” for the three and nine months ended September 30, 2025 were primarily related to brand marketing activities. Refer to Note 17, Segments, for further details. Severance costs are recorded in selling and administrative expenses in our condensed consolidated statements of operations, and in other current liabilities and accrued expenses in our condensed consolidated balance sheets.
Severance costs in our condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct-to-Consumer	$23	$8	$75	$35
Corporate	(54)	130	1,299	171
Licensing	147	—	147	—
All other	—	3	1,188	104
Total	$116	$141	$2,709	$310

The following is a reconciliation of the beginning and ending severance costs balances recorded in other current liabilities and accrued expenses in our condensed consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2024	$535
Costs incurred and charged to expense	2,709
Costs paid or otherwise settled	(2,152)
Balance at September 30, 2025	$1,092

14. Income Taxes
The effective tax rate for the three months ended September 30, 2025 and 2024 was 560.0% and (1.8)%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was (9.6)% and (3.5)%, respectively. The effective tax rate for the three and nine months ended September 30, 2025 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three and nine months ended September 30, 2024 differed from the U.S. statutory federal income tax rate of 21% primarily due to impairment charges on artwork held for sale, foreign withholding taxes and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles.

The One Big Beautiful Bill Act (“OBBBA”) of 2025, or the 2025 Tax Act, enacted on July 4, 2025, makes changes to U.S. corporate income taxes, including reinstating the option to claim the full amount of accelerated depreciation deductions on qualified property, with retroactive application beginning January 1, 2025, immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025, and the calculation of the limitation for business interest using earnings before interest, taxes, depreciation and amortization, with retroactive application beginning January 1, 2025. We are currently in the process of evaluating the impact of adoption of such tax law changes to our consolidated financial position and results of operations for the year ending December 31, 2025 and do not expect the OBBBA to have a material impact on our condensed consolidated financial statements.

15. Net Income (Loss) Per Share
The following table shows the computation of basic and diluted net income per common share for the three months ended September 30, 2025 (in thousands, except per share amounts):

Three Months Ended September 30, 2025
Numerator:
Net income	$460
Preferred stock adjustment	(449)
Net income - basic and diluted	$11

Denominator:
Weighted-average shares outstanding - basic	102,503,857
Effect of dilutive convertible preferred stock	7,108,417
Effect of dilutive securities	2,927,952
Weighted-average shares outstanding - diluted	112,540,226

Net income per common share - basic and diluted	$—

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options	1,082,892	1,997,466	1,997,466	1,997,466
Unvested restricted stock units	—	4,014,625	4,110,792	4,014,625
Unvested performance-based restricted stock units	—	389,827	—	389,827
Total	1,082,892	6,401,918	6,108,258	6,401,918

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
In addition, on December 14, 2024, we entered into the LMA with Byborg, pursuant to which Byborg agreed to license the operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses and to license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. The LMA has an initial term of 15 years, with the operations and license rights pursuant to the LMA having commenced as of January 1, 2025. Pursuant to the LMA, we receive minimum guaranteed royalties of $20 million per year of the term, which are paid in installments during each year. In addition, per the terms of the LMA, Byborg prepaid the minimum guaranteed amount for the second half of year 15 of the initial term of the LMA, which was received in the third quarter of 2025. Playboy is also entitled to receive excess royalties from the businesses licensed to and operated by Byborg, on the terms and conditions set forth in the LMA. During the three and nine months ended September 30, 2025, the Company recognized $5.0 million and $15.0 million of minimum guaranteed royalties as licensing revenue pursuant to the LMA, respectively.
There is a transition period under which we will continue to operate the licensed Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses according to the terms of the TSA while Byborg works to take full operational control. The first $5.0 million of operating expenses incurred in relation to such licensed businesses is our responsibility to bear. Any operating expenses paid by us with respect to such licensed businesses above the $5.0 million threshold will be reimbursed to us by Byborg. Byborg is entitled to cash collected by us while operating the licensed businesses during the transition period, and we are obligated to remit the funds to Byborg quarterly. The cash is remitted on a net basis to Byborg, such that any operating expenses incurred beyond the $5.0 million expense threshold are deducted from amounts we have collected for Byborg. In the second quarter of 2025, we reached the $5.0 million threshold of operating expenses of the digital businesses which we were responsible for under the LMA. As of September 30, 2025, the remittances payable to Byborg totaled $2.9 million, the majority of which will be paid to Byborg in the fourth quarter of 2025.
On January 29, 2025, we completed the conversion of 7,000 shares of the 28,000.00001 outstanding shares of our Series B Convertible Preferred Stock into 3,784,688 shares of our common stock, at a conversion price of $1.84956 per share in accordance with the terms of the Series B Convertible Preferred Stock. On August 22, 2025, we completed the conversion of all remaining 21,000.00001 outstanding shares of Series B Convertible Preferred Stock into 12,439,730 shares of our common stock, at a conversion price of $1.74448 per share, in accordance with the terms of the Series B Convertible Preferred Stock. As a result of such conversions, a total of 14,008,313 shares of common stock were issued to affiliates of our primary senior secured lender, as of September 30, 2025. As a result, on August 22, 2025 (the date of the second conversion), our primary senior secured lender and its affiliates became a related party of the Company. Refer to Note 10, Convertible Preferred Stock, for further information on our Series B Convertible Preferred Stock and its conversion resulting in the elimination of all outstanding shares of our Series B Convertible Preferred Stock as of August 22, 2025.

Total debt, net of unamortized debt issuance costs and debt premium, attributable to affiliates of our primary senior secured lender under the term loan described in Note 8, Debt, was $160.4 million and $160.2 million as of September 30, 2025 and December 31 2024, respectively, out of which $1.4 million and $0.3 million was classified as current in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. Accrued interest included in other current liabilities and accrued expenses in our condensed consolidated balance sheets as of September 30, 2025 and attributable to affiliates of our primary senior secured lender was $0.7 million. The interest expense attributable to affiliates of our primary senior secured lender for the period from August 22, 2025 (the date of the second conversion) through September 30, 2025 was $0.7 million. Interest expense paid to affiliates of our primary senior secured lender for the period from the date of the second conversion through September 30, 2025 was $1.0 million.

17. Segments
As of January 1, 2025, our digital subscriptions and content operations transitioned into a licensing model in conjunction with the LMA. As a result, our previously reported Digital Subscriptions and Content operating and reportable segment was eliminated as of January 1, 2025. As of September 30, 2025, we had two reportable segments: Direct-to-Consumer and Licensing. The Direct-to-Consumer segment derives revenue from sales of consumer products sold directly to customers online or at brick-and-mortar stores through our lingerie business, Honey Birdette, with 51 stores in three countries as of September 30, 2025. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses, and starting January 1, 2025, minimum guaranteed royalties from licensing certain intellectual property and operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses to Byborg pursuant to the LMA.
The prior year comparative period has been recast to include previously reported digital subscriptions and content operations in “All Other”. The “All Other” column in the prior year comparative period table below derived revenue from the subscription of Playboy programming that was distributed through various channels, including websites and domestic and international television, as well as sales of creator content offerings and memberships to consumers through the Playboy Club on playboy.com. The “All Other” column for the three and nine months ended September 30, 2025 includes amortization of deferred revenue balances related to the previously reported digital subscriptions and content operations that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025), the write-off of certain previously capitalized content expenses and transition expenses incurred pursuant to the TSA.
Revenues and expenses associated with Playboy magazine, events and sponsorships, which were previously included in the Digital Subscriptions and Content segment, were not allocated to segments for the three and nine months ended September 30, 2025 due to the realignment of the presentation of such revenues and expenses in the financial information our Chief Operating Decision Maker (“CODM”) reviews. Such revenues and expenses were instead presented in our corporate revenue and expense allocations as activities associated with brand marketing and awareness. Our prior year comparative period segment reporting recast such revenues and expenses to conform to our current period segment presentation for comparative purposes. In the first, second and third quarters of 2024, there were no business activities related to Playboy magazine, events and sponsorships.

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

The following table sets forth financial information by reportable segment and attributable to corporate and certain other activities (in thousands):

	Three Months Ended September 30,
	2025					2024
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Net revenues	$16,388	$11,995	$98	$513	$28,994	$16,576	$7,439	$66	$5,357	$29,438
Cost of sales(1)	(6,428)	(525)	—	(1)	(6,954)	(7,659)	(1,513)	—	(2,303)	(11,475)
Gross profit	9,960	11,470	98	512	22,040	8,917	5,926	66	3,054	17,963
Personnel	(4,561)	(996)	(3,740)	—	(9,297)	(3,983)	(910)	(3,407)	(3,311)	(11,611)
Rent	(1,759)	—	(126)	—	(1,885)	(1,782)	—	(694)	(7)	(2,483)
Marketing	(1,352)	(106)	(287)	—	(1,745)	(1,397)	(98)	—	(125)	(1,620)
Other segment items(2)	(2,509)	(2,663)	(2,575)	—	(7,747)	(2,652)	(2,141)	(2,807)	(22,913)	(30,513)
Operating (loss) income	(221)	7,705	(6,630)	512	1,366	(897)	2,777	(6,842)	(23,302)	(28,264)
Interest expense					(1,926)					(6,666)
Other nonoperating income, net					460					1,769
Loss before income taxes					$(100)					$(33,161)
_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of personnel and rent for the three months ended September 30, 2025 and 2024.
(2) Includes intercompany expense allocations from our corporate segment to our direct-to-consumer segment of $0.9 million for the three months ended September 30, 2025 and 2024 that eliminate upon consolidation.

	Nine Months Ended September 30,
	2025					2024
	Direct-to-Consumer	Licensing	Corporate	All Other(2)	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Net revenues	$49,212	$34,312	$546	$1,947	$86,017	$49,820	$16,921	$201	$15,700	$82,642
Cost of sales(1)	(20,170)	(3,624)	—	(1,952)	(25,746)	(22,828)	(1,423)	—	(7,749)	(32,000)
Gross profit	29,042	30,688	546	(5)	60,271	26,992	15,498	201	7,951	50,642
Personnel	(13,714)	(2,780)	(14,276)	(3,308)	(34,078)	(12,331)	(2,817)	(10,675)	(8,516)	(34,339)
Rent	(5,180)	(12)	(1,245)	—	(6,437)	(5,440)	—	(2,025)	(21)	(7,486)
Marketing	(4,150)	(135)	(894)	(34)	(5,213)	(4,028)	(137)	—	(298)	(4,463)
Other segment items(3)	(7,499)	(5,613)	(10,981)	(1,227)	(25,320)	(9,400)	(3,302)	(13,056)	(24,980)	(50,738)
Operating (loss) income	(1,501)	22,148	(26,850)	(4,574)	(10,777)	(4,207)	9,242	(25,555)	(25,864)	(46,384)
Interest expense					(5,721)					(19,681)
Other nonoperating income, net					1,662					1,474
Loss before income taxes					$(14,836)					$(64,591)
_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of personnel and rent for the nine months ended September 30, 2025 and 2024.
(2) For the nine months ended September 30, 2025, transition expenses associated with the digital businesses licensed to Byborg, which we are responsible for during the transition period pursuant to the TSA, reached the $5.0 million threshold, with $1.7 million recorded as cost of sales and $3.3 million recorded as selling and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2025.

(3) Includes intercompany expense allocations from our corporate segment to our direct-to-consumer segment of $2.7 million for the nine months ended September 30, 2025 and 2024 that eliminate upon consolidation.

Other segment items for the three and nine months ended September 30, 2025 and 2024 were primarily comprised of the following:
Direct-to-Consumer: outside consulting and legal fees, as well as technology and equipment expenses.

Licensing: expenses that were attributable to our China joint venture, outside consulting expenses and legal fees.
Corporate: outside consulting expenses, rent expense, insurance expense, audit and tax fees, as well as non-cash impairment charges of $0.2 million on our artwork held for sale during the three months ended September 30, 2025, and $2.1 million and $3.0 million on our artwork held for sale and our right-of-use assets related to our corporate leases during the nine months ended September 30, 2025 and 2024, respectively.
Corporate expenses for the three and nine months ended September 30, 2025 also include brand marketing costs, such as expenses associated with iPlayboy archives, Playboy magazine, events and sponsorships, which were $0.3 million during the three months ended September 30, 2025, and $0.8 million during the nine months ended September 30, 2025. There were no such costs incurred during the three and nine months ended September 30, 2024.
All Other: outside consulting expenses, technology and equipment expense, as well as non-cash impairment charges of $21.7 million on our internally developed software and goodwill related to our former Digital Subscriptions and Content segment for the three and nine months ended September 30, 2024.
Geographic Information
Revenue by geography is based on where the customer is located. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
United States	$9,267	$14,310	$28,087	$39,940
Australia	6,901	7,833	20,379	22,656
Luxembourg	5,000	—	15,000	—
China	3,125	3,303	9,501	7,773
United Kingdom	2,754	2,258	8,344	7,002
Other	1,947	1,734	4,706	5,271
Total	$28,994	$29,438	$86,017	$82,642

Changes in the recorded carrying value of goodwill for the nine months ended September 30, 2025 by reportable segment were as follows (in thousands):

	Direct-to-Consumer	Licensing	All Other (1)
Balance at December 31, 2024	$19,923	$—	$16,084
Reclassification to reflect segment restructuring	—	16,084	(16,084)
Foreign currency translation and other adjustments	1,250	—	—
Balance at September 30, 2025	$21,173	$16,084	$—
_________________
(1) Previously reported under our former Digital Subscriptions and Content operating and reportable segment in our most recent Annual Report on Form 10-K filed with the SEC on March 13, 2025.

18. Subsequent Events

On November 10, 2025, the Company entered into Amendment No. 6 to the A&R Credit Agreement (the “A&R Sixth Amendment”). The A&R Sixth Amendment, among other things, (i) extends the maturity of the A&R Credit Agreement to May 25, 2028, (ii) provides that the cash interest rate will be reduced by 0.15% and 0.50% in the event of certain prepayments of $25 million and $50 million, respectively, and (iii) provides that upon the first such prepayment made on the terms and conditions set forth in the A&R Sixth Amendment, the total net leverage ratio will be set at 9.00:1.00 for the quarter ending June 30, 2026, and step down over time until the ratio reaches 7.25:1.00 for the quarter ending December 31, 2027 and any subsequent quarter. Pursuant to the A&R Sixth Amendment, the Company also paid a fee of $0.4 million to the Company’s lenders. The other terms of the A&R Credit Agreement prior to the A&R Sixth Amendment remain substantively unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2024 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 13, 2025. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors”, “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 13, 2025. As used herein, “we”, “us”, “our”, and the “Company” refer to Playboy, Inc. and its subsidiaries.
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

Business Overview
We are a global consumer lifestyle company marketing our brands through a wide range of licensing initiatives, direct-to-consumer products, Playboy magazine, digital subscriptions and content, and online and location-based entertainment. As of January 1, 2025, we licensed certain intellectual property and our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses to Byborg Enterprises SA (“Byborg”) pursuant to a License & Management Agreement (the “LMA”). As a result, we have two reportable segments: Direct-to-Consumer and Licensing. The Direct-to-Consumer segment derives revenue from sales of consumer products sold directly to consumers by Honey Birdette online or at its brick-and-mortar stores, with 51 stores in three countries as of September 30, 2025. The Licensing segment derives revenue from trademark licenses for third-party consumer products, primarily for various apparel and accessories categories, hospitality, digital gaming and location-based entertainment businesses, and starting January 1, 2025, revenue from licensing our digital subscriptions and content operations to Byborg.

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
Pursuing a More Capital-Light Business Model
We continue to pursue a commercial strategy that relies on a more capital-light business model focused on revenue streams with higher margin, lower working capital requirements and higher growth potential. We are doing this by leveraging our flagship Playboy brand to attract best-in-class operators. We also use our licensing business as a marketing tool and brand builder, including through high profile collaborations and our large-scale strategic partnerships.
In the fourth quarter of 2024, we entered into the LMA with Byborg to license intellectual property and select Playboy digital assets for $300.0 million in minimum guaranteed payments over the initial 15-year term of the license, which began January 1, 2025.

After having stabilized Playboy’s China business in 2024 and 2025, in the fourth quarter of 2025, we transitioned our joint venture for the Playboy business in China (the “China JV”) into a more typical licensing structure, with our former China JV partner, CT Licensing Limited, a brand management unit of Fung Group, becoming our licensing agent in China, and which will continue to support our consumer products licensing business in mainland China (inclusive of Hong Kong and Macau). We expect our licensing business in China to continue to represent a material part of our overall business. Our licensing revenues from China as a percentage of our total revenues were 11% for the three months ended September 30, 2025 and 2024, respectively, and 11% and 9% for the nine months ended September 30, 2025 and 2024, respectively.
We are focused on strategically expanding our Playboy licensing business into new categories and territories with high quality strategic partners and supporting them with brand marketing in the form of content, experiences and editorial works, including through our re-launch of Playboy magazine in 2025.
For our Honey Birdette business, we intend to focus on the U.S. market, where the brand’s stores, on average, generate more revenue and better margins, and generally have customers who tend to spend more and are less price sensitive.
Recent Trade Developments
We continue to monitor ongoing changes in U.S. trade policies, including increasing tariffs on imports, in some cases significantly, and changes to existing international trade agreements. These actions have prompted retaliatory tariffs and other measures by a number of countries. Starting in the second quarter of 2025, actions were taken by the U.S. and certain other countries to modify the timing, rates and/or other aspects of certain of these tariffs. However, some of the new tariffs remain in effect, including tariffs between the U.S. and China, where we source the manufacturing of our Honey Birdette products and where many of our licensees source their products. While the impact of such trade policies on our business remains uncertain, we continue to closely monitor such matters and potential impacts, including increased production costs and higher pricing to our customers, either of which could negatively affect our business, results of operations and financial condition.
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

Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency and commission fees, website expenses, marketplace traffic acquisition costs, digital platform expenses (prior to January 1, 2025), transition expenses per the TSA (commencing January 1, 2025 through June 30, 2025), credit card processing fees, personnel costs, including stock-based compensation, costs associated with branding events, customer shipping and handling expenses, fulfillment activity costs and freight-in expenses.
Selling and Administrative Expenses
Selling and administrative expenses primarily consist of corporate office and retail store occupancy costs, personnel costs, including stock-based compensation, transition expenses per the TSA (commencing January 1, 2025 through June 30, 2025), brand marketing costs, and contractor fees for accounting/finance, legal, human resources, information technology and other administrative functions, general marketing and promotional activities and insurance.
Impairments
Impairments consist of the impairments of our artwork held for sale, right-of-use assets related to our corporate leases, internally developed software and goodwill.
Other Operating Income (Expense), Net
Other operating income (expense), net consists primarily of gains and losses on disposal of assets and other miscellaneous items.
Nonoperating (Expense) Income
Interest Expense, Net
Interest expense, net consists of interest on our long-term debt and the amortization of deferred financing costs and debt premium/discount.
Other Income, Net
Other income, net consists primarily of other miscellaneous nonoperating items, such as nonrecurring transaction fees, foreign exchange realized and unrealized transaction gains or losses, bank charges and interest income.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net revenues	$28,994	$29,438	$(444)	(2)%
Costs and expenses:
Cost of sales	(6,954)	(11,475)	4,521	(39)%
Selling and administrative expenses	(20,434)	(24,521)	4,087	(17)%
Impairments	(245)	(21,706)	21,461	(99)%
Other operating income, net	5	—	5	100%
Total operating expense	(27,628)	(57,702)	30,074	(52)%
Operating income (loss)	1,366	(28,264)	29,630	(105)%
Nonoperating (expense) income:
Interest expense, net	(1,926)	(6,666)	4,740	(71)%
Other income, net	460	1,769	(1,309)	(74)%
Total nonoperating expense, net	(1,466)	(4,897)	3,431	(70)%
Loss before income taxes	(100)	(33,161)	33,061	(100)%
Benefit (expense) from income taxes	560	(594)	1,154	over 150%
Net income (loss)	460	(33,755)	34,215	(101)%
Net income (loss) attributable to Playboy, Inc.	$460	$(33,755)	$34,215	(101)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2025	2024
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(24)	(39)
Selling and administrative expenses	(70)	(83)
Impairments	(1)	(74)
Other operating income, net	—	—
Total operating expense	(95)	(196)
Operating income (loss)	5	(96)
Nonoperating (expense) income:
Interest expense, net	(7)	(23)
Other income, net	2	6
Total nonoperating expense, net	(5)	(17)
Loss before income taxes	—	(113)
Benefit (expense) from income taxes	2	(2)
Net income (loss)	2	(115)
Net income (loss) attributable to Playboy, Inc.	2%	(115)%

Net Revenues
The following table sets forth net revenues by reportable segment (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Direct-to-consumer	$16,388	$16,576	$(188)	(1)%
Licensing	11,995	7,439	4,556	61%
Corporate	98	66	32	48%
All Other	513	5,357	(4,844)	(90)%
Total	$28,994	$29,438	$(444)	(2)%
Direct-to-Consumer

Direct-to-consumer net revenues, compared to the prior year comparative period, remained largely consistent due to continued improvement in consumer perception of the Honey Birdette brand, which resulted in increased sales of full-price products, offset by lower sales of discounted products.
Licensing

The increase in licensing net revenues, compared to the prior year comparative period, was primarily due to $5.0 million of minimum guaranteed royalties recognized pursuant to the LMA, $0.3 million of royalty overages recorded for one of our licensees, partly offset by $1.3 million of revenue from an inventory sale to a licensee in the prior year comparative period that did not recur in 2025.
Corporate
Corporate revenues for the three months ended September 30, 2025 and 2024 related to corporate branding activities, primarily from payments for access to our iPlayboy archives.
All Other
The decrease in all other net revenues, compared to the prior year comparative period, was primarily due to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025. As a result, our previously reported Digital Subscriptions and Content operating and reportable segment was eliminated and its operations in the prior year comparative period were recast to be included in “All Other” for comparative purposes. “All Other” net revenues for the three months ended September 30, 2025 related to the amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Cost of Sales
The following table sets forth cost of sales and gross margin by reportable segment (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Cost of sales:
Direct-to-consumer	$(6,428)	$(7,659)	$1,231	(16)%
Licensing	(525)	(1,513)	988	(65)%
Corporate	—	—	—	—
All Other	(1)	(2,303)	2,302	(100)%
Total	$(6,954)	$(11,475)	$4,521	(39)%

Direct-to-consumer gross profit	$9,960	$8,917	$1,043	12%
Direct-to-consumer gross margin	61%	54%

Licensing gross profit	$11,470	$5,926	$5,544	94%
Licensing gross margin	96%	80%

Corporate gross profit	$98	$66	$32	48%
Corporate gross margin	100%	100%

All Other gross profit	$512	$3,054	$(2,542)	(83)%
All Other gross margin	100%	57%

Total gross profit	$22,040	$17,963	$4,077	23%
Total gross margin	76%	61%
Direct-to-Consumer
The decrease in direct-to-consumer cost of sales, compared to the prior year comparative period, was primarily due to a $0.8 million decrease in Honey Birdette’s product, shipping and fulfillment costs due to lower sales of discounted products. The increase in gross profit and gross margin was due to continued improvement in consumer demand at Honey Birdette, which resulted in increased sales of full-price products at a higher margin.
Licensing
The decrease in licensing cost of sales and the corresponding increase in gross margin, compared to the prior year comparative period, was primarily due to a $0.9 million increase in licensing product costs in the prior year comparative period due to the sale of inventory.
Corporate
The corporate gross profit during the three months ended September 30, 2025 and 2024 primarily related to payments from access to our iPlayboy archives.
All Other
The decrease in all other cost of sales and increase in gross margin, compared to the prior year comparative period, was primarily related to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025.

Selling and Administrative Expenses
The decrease in selling and administrative expenses for the three months ended September 30, 2025, as compared to the prior year comparative period, was primarily due to lower payroll expense of $2.0 million and a $0.3 million decrease in stock-based compensation expense, mainly due to the transition of our digital operations into a licensing model, a decrease in various professional services of $0.8 million, lower rent expense of $0.7 million, lower bad debt expense of $0.4 million and a $0.3 million decrease in depreciation, partly offset by $0.6 million in additional legal expenses related to ongoing material litigation.
Impairments
The decrease in impairments for the three months ended September 30, 2025, as compared to the prior year comparative period, was due to impairment charges recognized in the prior year comparative period of $17.0 million related to our goodwill and $4.7 million related to our internally developed software, partly offset by impairment charges on our artwork held for sale of $0.2 million in the third quarter of 2025.
Other Operating Income, Net
The change in other operating income, net for the three months ended September 30, 2025, as compared to the prior year comparative period, was immaterial.
Nonoperating (Expense) Income
Interest Expense, Net
The decrease in interest expense, net for the three months ended September 30, 2025, as compared to the prior year comparative period, was primarily due to a reduction of our debt balance and amortization of debt premium in connection with the A&R Third Amendment in 2024.
Other Income, Net
The change in other income, net for the three months ended September 30, 2025, as compared to the prior year comparative period, was primarily due to unrealized gains and losses related to foreign currency transactions.
Benefit (expense) from Income Taxes
The change from expense to benefit from income taxes for the three months ended September 30, 2025, as compared to the prior year comparative period, was primarily driven by the change in valuation allowance due to the reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net revenues	$86,017	$82,642	$3,375	4%
Costs and expenses:
Cost of sales	(25,746)	(32,000)	6,254	(20)%
Selling and administrative expenses	(68,197)	(71,863)	3,666	(5)%
Impairments	(2,087)	(24,722)	22,635	(92)%
Other operating expense, net	(764)	(441)	(323)	73%
Total operating expense	(96,794)	(129,026)	32,232	(25)%
Operating loss	(10,777)	(46,384)	35,607	(77)%
Nonoperating (expense) income:
Interest expense, net	(5,721)	(19,681)	13,960	(71)%
Other income, net	1,662	1,474	188	13%
Total nonoperating expense, net	(4,059)	(18,207)	14,148	(78)%
Loss before income taxes	(14,836)	(64,591)	49,755	(77)%
Expense from income taxes	(1,424)	(2,263)	839	(37)%
Net loss	(16,260)	(66,854)	50,594	(76)%
Net loss attributable to Playboy, Inc.	$(16,260)	$(66,854)	$50,594	(76)%
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(30)	(39)
Selling and administrative expenses	(79)	(87)
Impairments	(2)	(30)
Other operating expense, net	(1)	(1)
Total operating expense	(112)	(157)
Operating loss	(12)	(57)
Nonoperating (expense) income:
Interest expense, net	(7)	(24)
Other income, net	2	2
Total nonoperating expense, net	(5)	(22)
Loss before income taxes	(17)	(79)
Expense from income taxes	(2)	(3)
Net loss	(19)	(82)
Net loss attributable to Playboy, Inc.	(19)%	(82)%

Net Revenues
The following table sets forth net revenues by reportable segment (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Direct-to-consumer	$49,212	$49,820	$(608)	(1)%
Licensing	34,312	16,921	17,391	103%
Corporate	546	201	345	172%
All Other	1,947	15,700	(13,753)	(88)%
Total	$86,017	$82,642	$3,375	4%
Direct-to-Consumer

The decrease in direct-to-consumer net revenues, compared to the prior year comparative period, was primarily due to a decrease in Honey Birdette revenue as a result of a large sale in March of 2024 that did not recur in 2025, as part of the broader initiative to improve margins and consumer perception of the Honey Birdette brand.
Licensing

The increase in licensing net revenues, compared to the prior year comparative period, was primarily due to $15.0 million of minimum guaranteed royalties recognized pursuant to the LMA, and a $2.1 million increase in minimum guarantees recognized from other licensing partners, out of which $2.2 million pertained to a licensing agreement with one of our Chinese licensees signed in the second quarter of 2024.
Corporate
The increase in corporate revenues, compared to the prior year comparative period, was due to corporate branding activities related to Playboy magazine and sponsorship events, which did not occur in the prior year comparative period.
All Other
The decrease in all other net revenues, compared to the prior year comparative period, was primarily due to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025. As a result, our previously reported Digital Subscriptions and Content operating and reportable segment was eliminated and its operations in the prior year comparative period were recast to be included in “All Other” for comparative purposes. “All Other” net revenues for the nine months ended September 30, 2025 related to the amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Cost of Sales
The following table sets forth cost of sales and gross margin by reportable segment (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Cost of sales:
Direct-to-consumer	$(20,170)	$(22,828)	$2,658	(12)%
Licensing	(3,624)	(1,423)	(2,201)	over 150%
Corporate	—	—	—	—
All Other	(1,952)	(7,749)	5,797	(75)%
Total	$(25,746)	$(32,000)	$6,254	(20)%

Direct-to-consumer gross profit	$29,042	$26,992	$2,050	8%
Direct-to-consumer gross margin	59%	54%

Licensing gross profit	$30,688	$15,498	$15,190	98%
Licensing gross margin	89%	92%

Corporate gross profit	$546	$201	$345	172%
Corporate gross margin	100%	100%

All Other gross profit	$(5)	$7,951	$(7,956)	(100)%
All Other gross margin	—%	51%

Total gross profit	$60,271	$50,642	$9,629	19%
Total gross margin	70%	61%
Direct-to-Consumer
The decrease in direct-to-consumer cost of sales and the increase in gross profit, compared to the prior year comparative period, was primarily due to a $2.5 million reduction in Honey Birdette’s product, shipping and fulfillment costs due to lower sales of discounted products as a result of reduced promotional activity in 2025 as part of the broader initiative to improve margins and consumer perception of the Honey Birdette brand, which resulted in stronger sales of full-price products.
Licensing
The increase in licensing cost of sales and corresponding decrease in gross margin, compared to the comparable prior year period, was primarily due to a $2.2 million increase in licensing commissions expense, reflecting a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent.
Corporate
Corporate gross profit during the nine months ended September 30, 2025, compared to the comparable prior year period, was primarily related to payments from access to our iPlayboy archives, Playboy magazine and sponsorship events. There were no activities related to Playboy magazine and sponsorship events in the prior year comparative period.
All Other
The decrease in all other cost of sales and gross margin, compared to the comparable prior year period, was primarily related to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025, and the inclusion of transition expenses incurred pursuant to the TSA during the nine months ended September 30, 2025.

Selling and Administrative Expenses
The decrease in selling and administrative expenses for the nine months ended September 30, 2025, compared to the prior year comparative period, was primarily due to a $1.7 million decrease in technology costs, a $1.4 million decrease in depreciation, a decrease in various professional services of $2.0 million, lower rent expense of $1.2 million, lower insurance cost of $0.3 million, lower payroll expense of $1.6 million and a $1.2 million decrease in stock-based compensation expense, partly offset by $2.4 million of additional legal expenses related to ongoing material litigation and an increase in severance and related compensation of $3.0 million due to the transition of our digital operations into a licensing model.
Impairments
The decrease in impairments for the nine months ended September 30, 2025, as compared to the prior year comparative period, was primarily due to impairment charges recognized in the prior year comparative period of $17.0 million related to our goodwill and $4.7 million related to our internally developed software, as well as a decrease of $1.9 million in impairment charges on our artwork held for sale, partly offset by a $0.9 million increase in impairment charges on our right-of-use assets related to our corporate leases.
Other Operating Expense, Net
The increase in other operating expense, net, as compared to the prior year comparative period, was primarily due to the write off of certain property, plant and equipment items in the second quarter of 2025 as a result of our decision to sublease certain of our office space.
Nonoperating (Expense) Income
Interest Expense, Net
The decrease in interest expense, net for the nine months ended September 30, 2025, as compared to the prior year comparative period, was primarily due to a reduction of our debt balance and amortization of debt premium in connection with the A&R Third Amendment in 2024.
Other Income, Net
The change in other income, net for the nine months ended September 30, 2025, as compared to the prior year comparative period, was immaterial.
Expense from Income Taxes
The decrease in expense from income taxes for the nine months ended September 30, 2025, as compared to the prior year comparative period, was primarily driven by the change in valuation allowance due to a reduction in net indefinite-lived deferred tax liabilities, offset by increased foreign income taxes in the nine months ended September 30, 2025.

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
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$460	$(33,755)	$(16,260)	$(66,854)
Adjusted for:
Interest expense	1,926	6,666	5,721	19,681
(Benefit) expense from income taxes	(560)	594	1,424	2,263
Depreciation and amortization	747	1,861	2,329	6,172
EBITDA	2,573	(24,634)	(6,786)	(38,738)
Adjusted for:
Licensing commissions settlement	—	—	2,400	—
Transition expenses	—	—	5,000	—
Severance	116	141	2,709	310
Stock-based compensation	1,149	1,502	3,502	5,341
Impairments	245	21,706	2,087	24,722
Adjustments	(18)	647	1,001	2,242
Adjusted EBITDA	$4,065	$(638)	$9,913	$(6,123)
•Licensing commissions settlement for the nine months ended September 30, 2025 represents a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent, which will be fully paid by the end of 2025.
•Transition expenses for the nine months ended September 30, 2025 represent costs associated with the digital operations licensed to Byborg, solely during the transition period pursuant to the TSA.
•Severance expenses for the three and nine months ended September 30, 2025 were primarily due to the reduction of headcount related to the transition of our digital subscriptions and content operations into a licensing model.
•Impairments for the three months ended September 30, 2025 related to impairment charges on our artwork held for sale.
•Impairments for the nine months ended September 30, 2025 related to impairment charges on our artwork held for sale and our right-of-use assets related to our corporate leases.
•Impairments for the three months ended September 30, 2024 related to impairments of our internally developed software and goodwill related to our former Digital Subscriptions and Content segment.
•Impairments for the nine months ended September 30, 2024 related to impairment charges on our artwork held for sale, right-of-use assets related to our corporate leases and assets related to our former Digital Subscriptions and Content segment.
•Adjustments for the three months ended September 30, 2025 are primarily related to the non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for our 2021 acquisition of GlowUp Digital, Inc. that remained unsettled as of September 30, 2025, as well as consulting, advisory and other costs relating to corporate transactions.

•Adjustments for the nine months ended September 30, 2025 are primarily related to the non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for our 2021 acquisition of GlowUp Digital, Inc. that remained unsettled as of September 30, 2025, loss on the sale of artwork, loss on disposal of assets, consulting, advisory and other costs relating to corporate transactions, as well as reorganization costs resulting from the elimination or rightsizing of specific business activities or operations.
•Adjustments for the three and nine months ended September 30, 2024 are related to the non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for our 2021 acquisition of GlowUp Digital, Inc. that remained unsettled as of September 30, 2024, loss on the sale of artwork, consulting, advisory and other costs relating to corporate transactions and other strategic opportunities, as well as reorganization costs resulting from the elimination or rightsizing of specific business activities or operations.

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

Comparison of the Three Months Ended September 30, 2025 and 2024
The following table reconciles Operating (Loss) Income to Adjusted Operating Income (Loss) by reportable segment (in thousands):

	Three Months Ended September 30, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(221)	$7,705	$(6,630)	$512	$1,366
Adjusted for:
Depreciation and amortization	600	—	147	—	747
Severance	23	147	(54)	—	116
Stock-based compensation	—	—	1,149	—	1,149
Impairments	—	—	245	—	245
Adjustments	—	—	(18)	—	(18)
Adjusted operating income (loss)	$402	$7,852	$(5,161)	$512	$3,605

	Three Months Ended September 30, 2024
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(897)	$2,777	$(6,842)	$(23,302)	$(28,264)
Adjusted for:
Depreciation and amortization	819	—	150	892	1,861
Severance	8	—	130	3	141
Stock-based compensation	—	—	873	629	1,502
Impairments	—	—	—	21,706	21,706
Adjustments	267	152	232	(4)	647
Adjusted operating income (loss)	$197	$2,929	$(5,457)	$(76)	$(2,407)
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

Operating Loss: The decrease in operating loss, compared to the prior year comparative period, was primarily due to a $1.0 million increase in Honey Birdette’s gross profit as a result of the continued improvement in consumer perception of the Honey Birdette brand, which resulted in increased sales of full-price products.
Adjusted Operating Income: The increase in adjusted operating income, compared to the prior year comparative period, was primarily due to the decrease in operating loss discussed above.
Licensing
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Licensing segment from 2024 to 2025.

Operating Income: The increase in operating income, compared to the prior year comparative period, was primarily due to a $5.5 million increase in licensing gross profit, primarily as a result of higher revenues resulting from the LMA, partly offset by a $0.7 million increase in legal expenses.

Adjusted Operating Income: The increase in adjusted operating income, compared to the prior year comparative period, was primarily due to the decrease in operating loss discussed above. Adjustments to licensing operating income for the three months ended September 30, 2024 related to the write-off of receivables resulting from a terminated licensing agreement.
Corporate
The decrease in operating loss, compared to the prior year comparative period, was primarily due to lower rent expense of $0.6 million, and a $0.3 million decrease in various professional services, partly offset by higher stock-based compensation expense of $0.3 million and higher brand marketing expenses of $0.3 million.
The decrease in adjusted operating loss, compared to the prior year comparative period, was primarily due to a decrease in operating loss discussed above.
All Other
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes from 2024 to 2025 in net revenues and gross profit classified as All Other.

Operating Income: The change from operating loss to operating income, compared to the prior year comparative period, was due to the transition of our digital operations into a licensing model pursuant to the LMA.

Adjusted Operating Income: The change from adjusted operating loss to adjusted operating income, compared to the prior year comparative period, was due to the transition of our digital operations into a licensing model pursuant to the LMA.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table reconciles Operating (Loss) Income to Adjusted Operating Income (Loss) by reportable segment (in thousands):

	Nine Months Ended September 30, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(1,501)	$22,148	$(26,850)	$(4,574)	$(10,777)
Adjusted for:
Depreciation and amortization	1,765	—	564	—	2,329
Licensing commissions settlement	—	2,400	—	—	2,400
Transition expenses	—	—	—	5,000	5,000
Severance	75	147	1,299	1,188	2,709
Stock-based compensation	—	—	3,502	—	3,502
Impairments	—	—	2,087	—	2,087
Adjustments	—	—	1,001	—	1,001
Adjusted operating income (loss)	$339	$24,695	$(18,397)	$1,614	$8,251

	Nine Months Ended September 30, 2024
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(4,207)	$9,242	$(25,555)	$(25,864)	$(46,384)
Adjusted for:
Depreciation and amortization	2,990	—	566	2,616	6,172
Severance	35	—	171	104	310
Stock-based compensation	—	—	2,726	2,615	5,341
Impairments	—	—	3,016	21,706	24,722
Adjustments	1,362	152	788	(60)	2,242
Adjusted operating income (loss)	$180	$9,394	$(18,288)	$1,117	$(7,597)

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

Operating Loss: The decrease in operating loss, compared to the prior year comparative period, was primarily due to a $2.1 million increase in direct-to-consumer gross profit, as a result of improvement in consumer perception of and demand for Honey Birdette products, as well as a reduction in depreciation and amortization expenses of $1.2 million.
Adjusted Operating Income: The increase in adjusted operating income, compared to the prior year comparative period, was immaterial.
Licensing
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Licensing segment from 2024 to 2025.

Operating Income: The increase in operating income, compared to the prior year comparative period, was primarily due to a $15.2 million increase in licensing gross profit, primarily as a result of higher revenues resulting from the LMA, as well as certain other licensing agreements signed in the second quarter of 2024.
Adjusted Operating Income: Adjustments to licensing operating income for the nine months ended September 30, 2025 related to a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent, which will be paid in full by the end of 2025. Adjustments to licensing operating income for the nine months ended September 30, 2024 related to the write-off of receivables resulting from a terminated licensing agreement.
Corporate
The increase in operating loss, compared to the prior year comparative period, was primarily due to an increase in severance and employee benefits expense of $1.2 million related to headcount reductions as a result of shifting to a capital-light business model, a $0.9 million increase in impairment charges on our right-of-use assets related to our corporate leases, a $1.7 million increase in payroll expense, a $0.8 million increase in stock-based compensation expense and brand marketing expenses of $0.8 million, partly offset by a $1.9 million decrease in impairment charges on our artwork held for sale, a $0.8 million decrease in rent expense and a $0.6 million decrease in various professional services.
Adjusted operating loss was largely consistent with the prior year comparative period.
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

Adjusted Operating Income: The increase in adjusted operating income, compared to the prior year comparative period, was due to the transition of our digital operations into a licensing model pursuant to the LMA.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of liquidity are cash generated from operating activities, which primarily includes cash derived from revenue generating activities, from financing activities, including proceeds from our issuance of debt, and proceeds from stock offerings (as described further below), and from investing activities, which includes the sale of assets (as described further below). As of September 30, 2025, our principal source of liquidity was cash in the amount of $27.5 million, which is primarily held in operating and deposit accounts.
In the third quarter of 2025, we sold shares of our common stock pursuant to our previously registered and announced at-the-market (“ATM”) offering, selling a total of 191,260 shares for net proceeds of $0.3 million which were paid to us in the third quarter of 2025. As of September 30, 2025, we had $14.7 million of remaining capacity under the ATM.
On November 5, 2024, we issued 14,900,000 unregistered shares of our common stock in a private placement to the Purchaser (defined below), at a price of $1.50 per share, for total proceeds to us of $22.4 million.
Pursuant to the LMA entered into in December 2024, Byborg agreed to operate our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses and to license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. Pursuant to the LMA, Byborg was also granted exclusive rights to use Playboy trademarks for certain new adult content services and digital products to be developed. The LMA has an initial term of 15 years, with the operations and license rights pursuant to the LMA commencing as of January 1, 2025, and the possibility for up to nine renewal terms of 10 years each, subject to the terms and conditions set forth in the LMA. Pursuant to the LMA, starting in 2025, Playboy began receiving minimum guaranteed royalties of $20.0 million per year of the term, which royalties are paid in installments during each year of the LMA’s term. In addition, Byborg will prepay the minimum guaranteed amount for the second half of year 15 of the initial term of the LMA. Playboy is also entitled to receive excess royalties from the businesses licensed and operated by Byborg, on the terms and conditions set forth in the LMA.
In the fourth quarter of 2023, we began the sale of our art assets, and we have continued the sale of our art assets in 2024 and 2025.
Since going public in 2021, we have yet to generate year-to-date operating income from our core business operations and have incurred significant operating losses, including $10.8 million of operating losses for the nine months ended September 30, 2025. We expect our capital expenditures and working capital requirements in 2025 to be largely consistent with 2024.
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
The other terms of the A&R Credit Agreement prior to the A&R Third Amendment remained substantially unchanged, and the new terms went into effect upon the closing of the Exchange Agreement and the issuance of the Series B Convertible Preferred Stock, which occurred on November 13, 2024. The Series B Convertible Preferred Stock was established pursuant to the filing of a Certificate of Designation with the state of Delaware, which certificate set forth the terms of the Series B Convertible Preferred Stock. Upon the filing of such certificate, we issued to the Lenders an aggregate of 28,000.00001 shares of Series B Convertible Preferred Stock with a stated value of $28.0 million. The Series B Convertible Preferred Stock includes a 12% annual dividend rate, which commenced accruing six months after the issuance date, which was payable in cash or in-kind, solely at our discretion. We had the right to redeem for cash (at any time) or convert the Series B Convertible Preferred Stock at any time, provided that the five-day volume-weighted average price of our common stock is $1.50 or above, with a conversion price floor of $1.50 and a cap of $4.50. As a result of conversions of the Series B Convertible Preferred Stock in January and August of 2025, all outstanding shares of the Series B Convertible Preferred Stock were converted to common stock, and we no longer had any shares of preferred stock outstanding as of August 22, 2025. Refer to Note 10, Convertible Preferred Stock, for further information on our Series B Convertible Preferred Stock and its conversion resulting in the elimination of all outstanding shares of our Series B Convertible Preferred Stock as of August 22, 2025.
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
On August 11, 2025, we entered into Amendment No. 5 to the A&R Credit Agreement (the “A&R Fifth Amendment”). The A&R Fifth Amendment revises the definition of Consolidated EBITDA in the A&R Credit Agreement to allow for $2.4 million of non-cash rent expense related to our Miami Beach office lease to be added back when calculating such Consolidated EBITDA for applicable periods.
The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of September 30, 2025 was 10.49%. The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2024 was 11.01%. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of September 30, 2025 was 0.59% and 4.44%, respectively. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2024 was 1.05% and 4.93%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of September 30, 2025 and December 31, 2024.

On November 10, 2025, we entered into a sixth amendment of the A&R Credit Agreement. Refer to Note 18, Subsequent Events, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further details.
Leases
Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring through 2033. Some of these leases contain renewal options and rent escalations. As of September 30, 2025 and December 31, 2024, our fixed leases were $22.8 million and $25.5 million, respectively, with $7.3 million and $6.6 million due in the next 12 months, respectively. We also have certain finance lease obligations; however, those are not material to our liquidity or capital resources.
On August 11, 2025, through our wholly-owned subsidiary, Playboy Enterprises, Inc., we entered into a triple net lease (the “Lease”) with RK Rivani LLC, a Florida limited liability company (the “Landlord”), pursuant to which, among other matters and on the terms and subject to the conditions set forth in the Lease, we leased from the Landlord approximately 20,169 square feet of office space in Miami Beach, Florida, for a term of 11 years, with lease payments commencing in August 2026. The future undiscounted fixed non-cancelable payment obligation pertaining to the Lease is approximately $27.1 million.
For further information on our lease obligations, refer to Note 12, Commitments and Contingencies, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(1,378)	$(19,300)	$17,922	(93)%
Investing activities	261	(128)	389	(304)%
Financing activities	(97)	(557)	460	(83)%
Cash Flows from Operating Activities
The decrease in net cash used in operating activities for the nine months ended September 30, 2025, compared to the prior year comparable period, was primarily due to a reduction in net loss of $50.6 million, partly offset by changes in assets and liabilities that had a current period cash flow impact, such as $6.8 million of net changes in working capital and $39.4 million of changes in non-cash charges. The change in assets and liabilities, as compared to the prior year comparable period, was primarily driven by a $10.5 million increase in deferred revenues primarily due to the timing of revenue recognition, a $5.1 million increase in other liabilities and accrued expenses, a $2.0 million increase in accrued agency fees and commissions, primarily due to the accrual of a one-time settlement to pay current and future commissions to a licensing agent, a $0.9 million decrease in accounts receivable due to the timing of royalty collections, and a $1.8 million increase in operating lease liabilities, partly offset by a $4.4 million increase in prepaid expenses primarily due to the timing of payments, a $3.8 million decrease in accounts payable due to the timing of payments, a $3.6 million lower decrease in inventories, net due to higher inventory turnover in the prior year comparative period as a result of a large sale in March 2024 that did not recur in 2025, a $1.0 million decrease in other assets and liabilities, and a $0.7 million increase in contract assets, primarily due to the nonrecurring impairment, modification or termination of certain trademark licensing contracts in the prior year comparative period. The change in non-cash charges, compared to the change in the prior year comparable period, was primarily driven by a $22.6 million decrease in impairment charges, primarily due to impairment charges recognized in the prior year comparative period of $17.0 million related to our goodwill and $4.7 million related to our internally developed software, a $10.5 million decrease in the amortization of debt premium/discount and issuance costs due to the A&R Third Amendment, a $3.8 million decrease in depreciation and amortization, primarily due to the write-off of our internally developed software in 2024, a $1.8 million decrease in stock-based compensation expense, and a $1.8 million decrease in amortization of right-of-use assets, partly offset by a $1.0 million increase in capitalized paid-in-kind interest.
Cash Flows from Investing Activities
The change from net cash used in investing activities to net cash provided by investing activities for the nine months ended September 30, 2025, compared to the prior year comparable period, was primarily due to a $1.0 million decrease in purchases of property and equipment, offset by lower proceeds from the sale of our artwork of $0.6 million.

Cash Flows from Financing Activities
The change from net cash used in financing activities to net cash provided by financing activities for the nine months ended September 30, 2025, compared to the prior year comparable period, was primarily due to proceeds from sale of common stock during the three months ended September 30, 2025 and repayment of long-term debt in the prior year comparative period that did not recur in 2025.

Contractual Obligations
For the nine months ended September 30, 2025, there were no material changes to our contractual obligations from December 31, 2024, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 13, 2025.

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
During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 13, 2025.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2025 and December 31, 2024, we had cash of $27.5 million and $30.9 million, respectively, primarily held in interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of September 30, 2025 and December 31, 2024, we had restricted cash of $4.9 million and $2.4 million, respectively, of which $0.7 million was held in interest-bearing deposit accounts. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term A&R Term Loans are subject to a variable interest rate based on prime, federal funds, or SOFR. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of September 30, 2025, we have not entered into any such contracts.

As of September 30, 2025 and December 31, 2024, we had outstanding debt obligations of $160.3 million and $153.1 million, respectively, which accrued interest at a rate of 10.49% for Tranche A and Tranche B A&R Term Loans as of September 30, 2025. Based on the balance outstanding under our A&R Term Loans at September 30, 2025, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $0.8 million or $1.6 million, respectively, in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.” included in Item 1A of our Annual Report on Form 10-K filed on March 13, 2025.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar and Chinese renminbi. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended September 30, 2025 and 2024, we derived approximately 68% and 51%, respectively, of our revenue from international customers, out of which 44% and 45%, respectively, was denominated in foreign currency. For the nine months ended September 30, 2025 and 2024, we derived approximately 67% and 52%, respectively, of our revenue from outside the United States, out of which 44% was denominated in foreign currency. We expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.
There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three and nine months ended September 30, 2025, we recorded an unrealized gain of $0.3 million and $0.5 million, respectively, which is included in accumulated other comprehensive loss as of September 30, 2025. This was primarily related to the change in the U.S. dollar against the Australian dollar during the three and nine months ended September 30, 2025.
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
We are in the process of remediating our material weaknesses, with the guidance of a global independent accounting and consulting firm. Additional details of our remediation efforts are below. Our material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.

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
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the nine months ended September 30, 2025, we did not repurchase any shares of our common stock as authorized pursuant to the 2022 Stock Repurchase Program, which was authorized by the Company’s board of directors on May 14, 2022.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Sixth Amendment of A&R Credit Agreement

On November 10, 2025, the Company entered into Amendment No. 6 to the A&R Credit Agreement (the “A&R Sixth Amendment”). The A&R Sixth Amendment, among other things, (i) extends the maturity of the A&R Credit Agreement to May 25, 2028, (ii) provides that the cash interest rate will be reduced by 0.15% and 0.50% in the event of certain prepayments of $25 million and $50 million, respectively, and (iii) provides that upon the first such prepayment made on the terms and conditions set forth in the A&R Sixth Amendment, the total net leverage ratio will be set at 9.00:1.00 for the quarter ending June 30, 2026, and step down over time until the ratio reaches 7.25:1.00 for the quarter ending December 31, 2027 and any subsequent quarter. Pursuant to the A&R Sixth Amendment, the Company also paid a fee of $0.4 million to the Company’s lenders. The other terms of the A&R Credit Agreement prior to the A&R Sixth Amendment remain substantively unchanged. The foregoing summary of the A&R Sixth Amendment and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the A&R Sixth Amendment filed herewith as Exhibit 10.3, which is incorporated herein by reference.

No 10b5-1 Trading Plans or Changes to Director Nomination Procedures

No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended September 30, 2025.

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
10.1^
Lease Agreement, dated August 11, 2025, by and between Playboy Enterprises, Inc. and RK Rivani LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025)

10.2
Amendment No. 5 to Amended and Restated Credit and Guaranty Agreement, dated as of August 11, 2025, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025)

10.3*^
Amendment No. 6 to Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2025, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent

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
101
The following financial information from Playboy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)

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

Playboy, Inc.

Date: November 12, 2025	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: November 12, 2025	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)