Form 10-K
period 2025-12-31
Playboy, Inc.
filed 2026-03-16
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $88.9 million based upon the closing price reported for such date on the Nasdaq Global Market. As of March 10, 2026, there were 114,859,723 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. These statements are based on the expectations and beliefs of the management of Playboy, Inc. (the “Company”, “we”, “us”, or “our”) in light of historical results and trends, current conditions and potential future developments, and are subject to a number of factors and uncertainties that could cause actual results to differ materially from forward-looking statements. These forward-looking statements include all statements other than historical fact, including statements about our future performance and opportunities; benefits of acquisitions and corporate transactions; statements of the plans, strategies and objectives of management for future operations; and statements regarding future economic conditions or performance. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, and include the assumptions that underlie such statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies and/or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.
The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the inability to maintain the listing of the Company’s shares of common stock on Nasdaq; (2) the risk that the Company’s completed or proposed transactions disrupt the Company’s current plans and/or operations, including the risk that the Company does not complete any such proposed transactions or achieve the expected benefits from any transactions; (3) the ability to recognize the anticipated benefits of corporate transactions, commercial collaborations, cost reduction initiatives and proposed transactions, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, and the Company’s ability to retain its key employees; (4) costs related to being a public company, corporate transactions, commercial collaborations and proposed transactions; (5) changes in applicable laws or regulations; (6) the possibility that the Company may be adversely affected by global hostilities, supply chain delays, inflation, interest rates, foreign currency exchange rates or other economic, business, and/or competitive factors; (7) risks relating to the uncertainty of the projected financial information of the Company, including changes in the Company’s estimates of cash flows and the fair value of certain of its intangible assets, including goodwill; (8) risks related to the organic and inorganic growth of the Company’s businesses, and the timing of expected business milestones; (9) changing demand or shopping patterns for the Company’s products and services; (10) failure of licensees, suppliers or other third-parties to fulfill their obligations to the Company; (11) the Company’s high concentration of licensing revenue from a small number of licensees; (12) the Company’s ability to comply with the terms of its indebtedness and other obligations; (13) changes in financing markets or the inability of the Company to obtain financing on attractive terms; and (14) other risks and uncertainties indicated in this Annual Report on Form 10-K, including those under “Item 1A. Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company cautions that the foregoing list of factors is not exclusive, and readers should not place undue reliance upon any forward-looking statements.
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

PART I
Item 1. Business
Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us”, “our” and other similar terms refer to Playboy, Inc. and its consolidated subsidiaries.
Overview
Playboy, Inc. (formerly known as PLBY Group, Inc. from February 10, 2021 through June 24, 2025), together with its subsidiaries through which it conducts business, is a pleasure and leisure company. We provide consumers around the world with products, content and experiences that help them lead happier, healthier and more fulfilling lives. Our flagship consumer brand, Playboy, is one of the most recognizable brands in the world, with Playboy-branded products and content available in approximately 180 countries. We also own and operate the brand Honey Birdette, which specializes in luxury lingerie that it sells online and at physical stores in Australia, the United States and the United Kingdom.
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
For the fiscal years ended December 31, 2025 and 2024, our consolidated revenue was $120.9 million and $116.1 million, respectively, and our consolidated net loss was $12.7 million and $79.4 million, respectively. Our consolidated net loss for the year ended December 31, 2025 was largely reduced compared to 2024, and such decrease was primarily driven by a $19.4 million increase in licensing gross profit due to a License & Management Agreement (the “LMA”) with Byborg Enterprises SA (“Byborg”) which came into effect on January 1, 2025, a $22.0 million decrease in expenses related to the revamp of our digital business, lower non-cash asset impairment charges of $24.0 million, out of which $17.0 million related to our goodwill and $4.7 million related to internally developed software in 2024 that did not recur in 2025.
Our Products & Services
Our products and content delivery services connect consumers to a lifestyle of pleasure and leisure. Our offerings help consumers around the world look good, feel good and enjoy their lives. Our offerings are available to consumers through our two brands, Playboy and Honey Birdette.
Playboy Products & Services
Playboy products and experiences are offered primarily through its licensing and digital operations.
•Licensing: We have primarily licensed the Playboy brand for consumer products, leveraging our Playboy archive and intellectual property assets built over more than 70 years, to allow fans and consumers to experience the Playboy image and lifestyle through (i) apparel and accessories products sold globally, featuring such high profile brand collaborations as Missguided, PSD, Guru Denim (True Religion) and Lids, (ii) collaborations with strategic partners in the nightlife, hospitality, digital casino and online gaming industries, and in the metaverse, including DraftKings, Fire Brands, Ainsworth and Sandbox, (iii) beauty and grooming offerings, including skincare, haircare, bath and body, cosmetics and fragrance, and (iv) sexual wellness products. Playboy-branded product and experience offerings are primarily delivered by our strategic licensing partners.
•Digital: Our digital operations include our owned-and-operated playboy.com website and legacy digital platforms, including our content creator platform (“Playboy Club”) and Playboy programming distributed through various other websites and domestic and international television providers offering on-demand entertainment. In the fourth quarter of 2024, we entered into the LMA with Byborg to license intellectual property and certain legacy Playboy digital assets, including the operation of such legacy digital businesses, which continue to be owned by us. As a result, as of January 1, 2025, such legacy digital subscriptions and content operations transitioned into a licensing model in conjunction with the LMA. We continue to operate and offer free and subscription-based digital content on playboy.com.
In 2025, we also resumed publishing Playboy magazine, which we use to support brand marketing and awareness, create content and other new intellectual property, and develop potential new revenue streams associated with the magazine’s content. While the magazine and related brand initiatives did not represent a material portion of our business in 2025, we believe such initiatives could contribute meaningfully to the Company in the long-term, and we expect to continue pursuing their monetization.

Honey Birdette Products
Our Honey Birdette business currently comprises our entire direct-to-consumer segment. Honey Birdette sells its products, including lingerie and certain other apparel, bedroom accessories, intimacy products and other adult products, online and through its 51 physical stores in Australia, the United States and the United Kingdom.
The product categories under our two brands comprise large and growing markets, providing us with significant opportunities for growth from the increased sales of our current products and content, as well as through the introduction of new products and content within current and previously unexploited product categories and geographies.
Our Business Segments
We generate revenue through the sales of our products and content services to consumers around the world. We employ multiple business models, including direct-to-consumer and third-party retail sales, brand licensing, and digital sales and subscriptions (prior to 2025), to help maximize the value of our assets and promote long-term revenue and profitability growth. We report on our business operations in two segments:
•Direct-to-Consumer, through our owned-and-operated Honey Birdette e-commerce sites and retail stores; and
•Licensing, including licensing our Playboy brand to third parties for products, services, venues, online gaming and events.
Upon the transition of our digital subscriptions and content operations into a licensing model in conjunction with the LMA, our previously reported Digital Subscriptions and Content operating and reportable segment was eliminated as of January 1, 2025.
Direct-to-Consumer
Our Direct-to-Consumer segment consists of our Honey Birdette business, which primarily sells luxury lingerie online and at physical stores in Australia, the United States and the United Kingdom. We manage the inventory and shipping for such owned digital and retail commerce channels through a combination of our own warehouse and fulfillment centers and through third-party logistics centers, providing a flexible and scalable base from which to continue the expansion of our direct-to-consumer sales platform model.
During the year ended December 31, 2025, our Direct-to-Consumer segment contributed $70.9 million in revenue and $0.3 million in operating income. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Trends Affecting Our Business”, for additional matters that affect our consumer products business, including seasonality.
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
In the fourth quarter of 2024, we entered into a licensing agreement with Byborg to license intellectual property and certain Playboy digital assets for $300 million in minimum guaranteed payments over the initial 15-year term of the license. As a result, starting January 1, 2025, our Licensing segment included revenues from licensing the Playboy Club, Playboy Plus and Playboy TV businesses to Byborg, as described further below. In 2025, Byborg was our largest licensee and contributed $20.0 million of recognized revenue, or 17%, of our 2025 consolidated revenues.
In the first quarter of 2023, we entered into a joint venture for Playboy’s China business (the “China JV”), with CT Licensing Limited, a brand management unit of Fung Group (“CTL”), to jointly own and operate the Playboy business in China (including Hong Kong and Macau). In 2024 and 2025, the China JV stabilized our China-market Playboy licensing business, including online and in-store retail. In late 2025, we mutually agreed with CTL to terminate our joint venture arrangement with respect to Playboy’s China licensing business. On February 9, 2026, we then entered into a share purchase agreement with UTG Brands Management Group Limited, a company incorporated in Hong Kong (“UTG,” and such agreement, the “Purchase Agreement”), for a new joint venture (the “New China JV”) in which UTG would ultimately own a 50% interest and operate Playboy’s China licensing business. The initial closing pursuant to the Purchase Agreement is expected to occur, and the New China JV is expected to be established, by March 31, 2026.

Our top five active license agreements range from three to 15 years in length and generated approximately $32.4 million of revenue for the year ended December 31, 2025. As of December 31, 2025, our licensing contracts included future royalty revenue of approximately $343.1 million through 2034, assuming no renewals or modifications of such contracts. During the year ended December 31, 2025, our Licensing segment contributed $46.4 million in revenue and $31.8 million in operating income.
Our Strategy
We aim to build the leading pleasure and leisure lifestyle platform for all people around the world. In 2023, we began pursuing a commercial strategy that relies on a more capital-light model focused on revenue streams with higher margins, lower working capital requirements and higher growth potential. In 2024, we entered into the LMA with Byborg to operate our digital business, including the content creator-focused Playboy Club, and the switch to a licensing model has helped significantly improve our margins and lower our working capital requirements. In 2025, we continued to improve profitability as we stabilized our businesses and strengthened our balance sheet.
In 2026, we will center our strategy around further expanding Playboy’s reach into three high-potential verticals: licensing, media and experiences, and hospitality. Each vertical is intended to expand Playboy’s global reach while generating recurring, high-margin revenue. To that end, we have partnered with best-in-class operators to manage Playboy-branded licensed businesses, which we will support them with brand marketing in the form of content, experiences and editorial works. Given our historical focus on North America and China, primarily in the apparel and accessories categories, we believe there remains significant white space to grow the business in unexploited product categories and geographies.
For our Honey Birdette business, in 2024, we were focused on reducing inventory levels and days on sale and improving the profitability of the business. As a part of that focus, we closed seven underperforming stores in Australia and reduced days on sale by 30%. In 2025, we focused on the U.S. market, and expect to continue to do so in 2026. The U.S. customer is less price sensitive and represents a bigger growth market for the brand with better economics. For example, the average store in the U.S. generates more than twice the amount of revenue and double the EBITDA margin of an average store in Australia. In addition, the average transaction value for online customers in the U.S. is two times higher than that in Australia. We believe there remains significant growth potential for Honey Birdette based on the changes implemented in the past two years and our current consumer trends.
Our Competition
We operate in the consumer goods space across a variety of different industries and face competition from broad direct-to-consumer platforms such as Amazon and Douyin, as well as brands and retailers that are more targeted to particular markets. In the men’s apparel space in China, we compete with other leading men’s apparel brands such as Semir, Bosideng and Metersbonwe and such global brands as Levi’s, Lacoste and Jack & Jones, which we have also collaborated with in the China market. As we have shifted to a more capital-light business model, our license agreements have focused on e-commerce, lingerie, underwear and costumes. Such licensed Playboy-branded products and our Honey Birdette brand compete with Agent Provocateur, Skims, Fleur du Mal, Victoria’s Secret, Fashion Nova and other brands and retailers. Our Playboy-branded collection of toys (under license in the sexual wellness category in North America and Europe), Playboy condoms in Mexico, and Playboy fragrances (pursuant to a global license with broad distribution across Europe, the Americas and southeast Asia) compete with sexual wellness e-commerce platforms and brick and mortar retail chains, such as Lovehoney and Adam & Eve.
Our licensed digital products and games compete with other real-money and social casino-style games available in iOS and Android app stores, while a hospitality venues licensing partner that operates award-winning beer gardens and clubs across India competes with other premium hospitality venues. Our proprietary digital content and services compete with social media sites, content creator platforms, distributors of paid and free adult content, and providers of digital art and collectibles.
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
From 1973 to 2011, Playboy’s stock was publicly traded on the New York Stock Exchange. In 2011, an affiliate of Rizvi Traverse Management, LLC (which, together with its affiliates, is our largest stockholder), successfully completed a transaction that resulted in Playboy becoming a private company again and further reorganized the Playboy corporate structure. Playboy Enterprises, Inc. (“PEI”) became the Playboy organization’s top-level corporate operating entity.

On February 10, 2021, pursuant to an Agreement and Plan of Merger, dated as of September 30, 2020 (the “Merger Agreement”), PEI consummated a merger transaction with a wholly-owned subsidiary of a special purpose acquisition company, Mountain Crest Acquisition Corp (“MCAC”), as a result of which PEI survived the merger as a wholly-owned subsidiary of MCAC (the “Business Combination”). The publicly traded parent company, MCAC, changed its name to “PLBY Group, Inc.” upon consummation of the Business Combination. The Company changed its name from PLBY Group, Inc. to Playboy, Inc. on June 25, 2025.
Over the past several years, we have undertaken a process of transforming and streamlining our business model to transition Playboy’s primary business from a print and digital media entity, generating advertising and sponsorship revenues, to our primarily commerce business which licenses our trademarks and sells consumer products and both digital and print content.

Following a series of acquisitions from 2019 through 2021, including the August 2021 acquisition of the luxury lingerie brand Honey Birdette and the October 2021 acquisition of a content creator platform which has since been redeveloped into the new Playboy Club, we made the business decision to pursue a commercial strategy that relies on a more capital-light business model focused on revenue streams with higher margin, lower working capital requirements and higher growth potential. Accordingly, in 2023, we entered into the China JV in March and sold two of our previously owned-and operated retail businesses. In 2024 and 2025, the China JV stabilized our China-market Playboy brand licensing business, including online and in-store retail.

In the fourth quarter of 2024, we entered into the LMA with Byborg to license intellectual property and certain Playboy digital assets for $300 million in minimum guaranteed payments over the initial 15-year term of the license, which began as of January 1, 2025, as well as for the operation of our digital businesses, which will continue to be owned by us. As a result, Playboy Club, Playboy Plus and Playboy TV operations switched from an owned-and-operated model to a licensing model effective January 1, 2025.

In late 2025, we mutually agreed with CTL to terminate our joint venture arrangement with respect to Playboy’s China licensing business.

Recent Developments

On February 9, 2026 (the “Effective Date”), we entered into a share purchase agreement with UTG Brands Management Group Limited, a company incorporated in Hong Kong (“UTG,” and such agreement, the “Purchase Agreement”). The Purchase Agreement involves the sale and issuance of equity interests in a joint venture entity and the proposed joint venture arrangement with UTG in connection with the management and licensing of Playboy’s intellectual property in the People’s Republic of China, Hong Kong and Macau. At the initial closing of the Purchase Agreement, certain of our subsidiaries will enter into a shareholders agreement that will govern the joint venture.

Under the terms of the Purchase Agreement, UTG will purchase 50% of our licensing business in the People’s Republic of China, Hong Kong and Macau, through the acquisition of 50% of the equity interest in Playboy China (BVI) Limited, a BVI business company incorporated in the British Virgin Islands (the “New China JV”), for an aggregate purchase price of $45,000,000. Concurrent with the execution of the Purchase Agreement, UTG paid $9,000,000 to us as a signing deposit (the “Signing Deposit”).

The sale and purchase of the shares will take place over three separate closings, the first of which is expected on or before March 31, 2026 (the “Initial Closing Date”). On the Initial Closing Date, the New China JV will issue and sell 1,333 class B ordinary shares of the New China JV (“Class B Shares”) to UTG for aggregate consideration of $11,997,000 ($9,000,000 of which will be credited from the Signing Deposit, and $2,997,000 of which will be paid on the Initial Closing Date) and we will sell and transfer to UTG 334 Class B Shares for aggregate consideration of $3,006,000, for total aggregate consideration on the Initial Closing Date of $15,003,000. At the second closing (to occur on or before January 4, 2027), we will sell and transfer to UTG 1,667 Class B Shares for aggregate consideration of $15,003,000, and, at the third closing (to occur on or before January 4, 2028), we shall sell and transfer to UTG 1,666 Class B Shares for aggregate consideration of $14,994,000. We will use the full proceeds from the initial, second, and third closings pursuant to the Purchase Agreement for the repayment of debt.

In addition to the proceeds from the sale of equity interest in the New China JV, and subject to the consummation of the transactions contemplated under the Purchase Agreement, we expect to receive (a) $10,000,000 over a three-year period from UTG in connection with brand support services we will provide to UTG under a brand support services agreement, and (b) annual minimum distributions under a shareholders agreement of $10,000,000 in 2026, $9,000,000 in 2027 and $8,000,000 in each of year 2028 through and including 2033. Each of the brand support services agreement and shareholders agreement will be entered into concurrent with the initial closing under the Purchase Agreement.

Conditions to the Transaction

The consummation of the transaction contemplated by the Purchase Agreement (the “Transaction”) is subject to the mutual conditions set forth in the Purchase Agreement, including: (a) absence of any applicable law by a governmental authority prohibiting consummation of the Transaction and (b) the absence of any governmental order, decree, ruling or any other action of a governmental authority restraining, enjoining or prohibiting the Transaction.

In addition, the obligation of UTG to consummate the Transaction is conditioned upon: (a) performance by us and any of our applicable affiliates of all obligations, agreements and covenants in all material respects and compliance with all covenants and conditions in all material respects; (b) the absence of a material adverse change; and (c) receipt of Chinese outbound direct investment approvals and related matters (“ODI Approvals”).

Our obligation to consummate the Transaction is conditioned upon performance by UTG of all obligations, agreements and covenants in all material respects and compliance with all covenants and conditions in all material respects.

Additional Covenants; Other Terms

The Purchase Agreement contains certain representations and warranties, covenants and indemnities customary for transactions similar to the transaction contemplated therein, including, among others, covenants by us and UTG to use commercially reasonable efforts to consummate the Transaction, comply promptly with applicable law as may be imposed and to obtain the ODI Approvals. The representations, warranties, and covenants contained in the Purchase Agreement were made solely for the benefit of the parties thereto and may be subject to limitations agreed upon by such parties.

Termination Fee; Outside Date

The Purchase Agreement contains customary termination rights, including the right of either us or UTG to terminate if certain conditions precedents have not been satisfied on or before March 31, 2026 (the “Outside Date”). If, prior to the Initial Closing Date, the Purchase Agreement is terminated (a) by us or UTG due to any governmental order or governmental authority prohibiting (or the enactment or promulgation of an applicable law that prohibits) the consummation of the Transaction other than a termination as a result of any governmental order or applicable law of the United States that prohibits the consummation of the Transaction, (b) by us in the event the ODI Approvals are not received if (i) the ODI Approvals closing condition has not been waived by UTG and (ii) the failure to receive such approvals is not primarily the result of our failure to comply with our covenants under the Purchase Agreement, (iii) by us or UTG due to the consummation of the Transaction violating an order, decree or judgment of a governmental authority other than a termination as a result of any order, decree or judgment by a governmental authority of the United States, (iv) by us due to UTG’s failure to deliver all items that it is required to deliver under the Purchase Agreement prior to the initial closing, (v) by us due to UTG’s material breach or failure to perform its covenants under the Purchase Agreement, or (vi) by UTG due to ODI Approvals not having been received by the Outside Date, then we will be entitled to retain the Signing Deposit as a termination fee. If the Purchase Agreement is terminated for any other reason prior to the Initial Closing Date, we will be required to reimburse UTG for the amount of the Signing Deposit as a termination fee.
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
Our Employees
As of December 31, 2025, we had a total of 588 employees, of whom 199 were full-time and full-time-equivalent employees and 389 were part-time employees. None of our employees are represented by a labor union. Our team values support our employee relations, which we believe to be positive and productive. We promote the well-being of our employees through programs and benefits that support physical health, financial security and good morale.
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
•the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act and other similar anti-bribery and anti- kickback laws and regulations that generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business; and
•federal, state and foreign anti-corruption, data protection, privacy, consumer protection, content regulation and other laws and regulations, including without limitation, the General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act (the “CCPA”).
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
Our corporate website is https://investors.playboy.com. We make available, free of charge, on the “Investors” page of our corporate website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We may use our website to disclose material information and comply with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. Such disclosures are provided on our website at https://investors.playboy.com, including under its “Events and Presentations” and “Press Releases” sections, among others. Accordingly, investors should monitor this portion of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this report.

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
•changing global economic conditions and standards, including with respect to tariffs and international trade tensions;
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
We rely on social media and Playboy magazine, as two of our marketing strategies, to have a positive impact on both our brand value and reputation. Our brand and reputation could be adversely affected if our public image were to be tarnished by negative publicity, which could be amplified by social media, if we fail to deliver innovative and high-quality products and experiences acceptable to our customers, or if we face or mishandle a product recall or customer complaints.
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
The consumer products, licensing, digital content and print media markets in which we operate are highly competitive. The ability of our businesses to compete in each of these industries successfully depends on a number of factors, including our ability to consistently supply high quality and popular products and content, adapt to new technologies and distribution platforms, maintain our brand reputation and produce new and successful products and content. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations. Additionally, many of our competitors, including apparel and personal goods brand licensors and retailers, large entertainment and media enterprises and well-established digital content platforms have greater technical, operational, financial and human resources than we do. We cannot assure you that we can remain competitive with companies that have greater resources or that offer alternative product, entertainment or content offerings.
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

In addition, online usage and digital media and entertainment are changing rapidly as technological advancements allow the deployment of more advanced and interactive multimedia website and digital application offerings, and the Internet and mobile device usage have resulted in new digital distribution channels. As a result, we have to rapidly develop new digital business models, including digital content and distribution models, that will allow us to otherwise capitalize on our growing content platforms that we own and license. We have licensed the operation of our main digital businesses and the development and sale of Playboy-branded consumer products, but neither we nor our licensees can guarantee that such arrangements will be successful.
We cannot ensure that our content businesses, e-commerce platforms for Playboy or Honey Birdette products, strategic partnerships and licensing deals or Honey Birdette physical stores will be well received and achieve intended net sales or profitability levels. If any of our consumer products, licensing or digital businesses fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business overall may be adversely impacted and we may incur significant costs associated with such business.
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
The adult-oriented content of our magazine and websites, including the creator platform we own, may also subject us to obscenity or other legal claims by third parties. We may also be subject to claims based upon the content that is available on our websites through links to other sites and in jurisdictions that we have not previously distributed content in. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our websites and other distribution channels and/or their availability in various geographic areas, which could negatively impact their ability to generate revenue.
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

We had significant net operating losses (“NOLs”) as of December 31, 2025. In the U.S. we had $378.6 million of federal NOLs available to carry forward to future periods, of which $182.4 million will expire between 2028 and 2037, and we had $149.1 million of state and local NOLs available to carry forward to future periods, of which $9.4 million can be carried forward indefinitely. As of December 31, 2025, we also had Australia NOLs of $11.9 million, United Kingdom (“U.K.”) NOLs of $1.2 million and Hong Kong NOLs of $0.2 million available to carry forward indefinitely. The statute of limitations for tax years 2021 and forward remains open to examination by the major U.S. taxing jurisdictions to which we are subject. The statute of limitations for tax year 2019 and forward remains open to examination in Australia. The statute of limitations for tax year 2021 and forward remains open to examinations in the U.K. And the statute of limitations for tax year 2023 and forward remains open to examinations in Hong Kong. In addition, due to NOL carryforward provisions, tax authorities continue to have the ability to adjust the amount of our carryforward. Furthermore, as discussed below, the limitations on the use of NOLs under Internal Revenue Code Section 382 could affect our ability to use NOLs to offset future taxable income.
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
The debt under our senior secured credit facility accrues interest subject to variable rates of interest, which exposes us to interest rate risk. Reference rates used to determine the applicable interest rates for our variable rate debt began to rise significantly in the second half of fiscal year 2022 and continued through most of fiscal year 2024. The Secured Overnight Financing Rate (“SOFR”), which we use as a benchmark for establishing the interest rate applicable to our debt, was 3.7% and 4.5% as of December 31, 2025 and December 31, 2024, respectively. If interest rates were to increase again, the debt service obligations on such indebtedness would again increase, even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, while our senior secured debt will continue to be subject to SOFR, other factors may impact SOFR including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate. Such circumstances are not entirely predictable, but they could have an adverse impact on our financing costs and our financial results.
We are subject to risks resulting from our operations outside the U.S., and we face additional risks and challenges as we continue to expand internationally.
The international scope of our operations has contributed, and may continue to contribute, to volatile financial results and difficulties in managing our business. For the years ended December 31, 2025 and 2024, we derived approximately 67% and 52%, respectively, of our consolidated revenues from countries outside the U.S., and we continued to experience significant challenges in the China market during those years. Our international operations expose us to numerous challenges and risks, including, but not limited to, the following:
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
We previously entered into the China JV and a spirits-related joint venture, are pursuing the New China JV, and may enter into further joint ventures and strategic partnerships, in some of which we may not hold controlling interests or operating control. Even if we legally control such ventures (as was the case with the China JV, and will initially be the case for the New China JV), there may be circumstances under which we would not exercise sole decision-making authority regarding their business. Joint ventures and strategic partnerships may, under certain circumstances, involve risks that would not otherwise be present if we were in sole control or another party were involved. Joint venture and strategic partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, because neither we nor the partner would have full control over the venture. Disputes between us and joint venture and strategic partners may result in legal action that would increase our expenses and divert management’s attention. In addition, we may in certain circumstances be liable for the actions of our joint venture or strategic partners.

We may seek strategic opportunities in industries or sectors that may be outside of our management’s areas of expertise.
We may consider strategic opportunities outside of our management’s areas of expertise if an attractive transaction or target is presented to us and we determine that it represents an advantageous opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular opportunity, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a strategic transaction counterparty.
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
The senior secured credit agreement, as amended to date, also contains financial covenants requiring us to maintain a specified maximum total net leverage ratio covenant beginning with the second quarter of 2026 and to maintain a minimum balance of cash and cash equivalents. Refer to Note 9, Debt, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

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
Under current GAAP accounting standards, goodwill and indefinite life intangible assets, including some of our trademarks, are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. At the impairment date during the third quarter of 2024, as a result of ongoing impacts to our revenue, including declines in consumer demand, we recorded non-cash asset impairment charges related to the write-down of goodwill.
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
Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new customers and subscribers to our offerings, retain existing customers and subscribers of our offerings and reactivate customers and subscribers in a cost-effective manner. Achieving such growth may require us to increasingly engage in sophisticated and costly sales and marketing efforts, some or all of which may not provide a material return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and opportunities to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, including billboards, radio, social media platforms, affiliates and paid and organic search, and other digital channels, such as search and mobile display. If the search engines and other digital platforms on which we rely modify their algorithms, change their terms, including with respect to cookies, data and/or privacy controls, or if the prices at which we use such services increase, then our costs could increase, and fewer customers and subscribers may reach or use our platforms. If links to our platforms are not displayed prominently in online search results or on social media, if fewer customers or subscribers click through to our platforms, if our other marketing campaigns are not effective, or if the costs of attracting customers and subscribers using any of our current methods significantly increase, then our ability to efficiently attract new customers and subscribers could be reduced, our revenue could decline and our business, financial condition and results of operations could be adversely impacted.

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
A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of a licensee or retail partner has in the past decreased, and could in the future materially decrease, our revenue and cash flows.
Our licensing revenues are concentrated with a limited number of licensees and retail partners. For instance, during the years ended December 31, 2025 and 2024, the five largest license agreements comprised 27% and 10%, respectively, of our consolidated revenues.
In the fourth quarter of 2024, we entered into a licensing agreement with Byborg to license intellectual property and certain Playboy digital assets for $300 million in minimum guaranteed payments over the initial 15-year term of the license, which began as of January 1, 2025. As of December 31, 2025, Byborg is our largest licensee and contributes a material amount of our consolidated revenues, with licensing revenues of $20.0 million being recognized in 2025.
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

The imposition of duties, tariffs, trade barriers and retaliatory countermeasures implemented by the U.S. and other governments, and the resulting impacts on customer demand, may have a material adverse effect on our business, financial condition and results of operations.

We have significant international business operations and activity. Our Honey Birdette business relies on global sourcing of materials and manufacturing in China, and it sells its products primarily in the United States and Australia. In addition, certain of our Playboy licensees manufacture products outside the United States and sell those products in the United States, and we are pursuing a joint venture in China for the sale of Playboy-branded products. In the long-term, we anticipate that international revenues will continue to represent a material portion of our total business. However, our international business operations and activities expose us to the risks inherent in international trade, including potential changes in trade policies, increases in import duties, trade restrictions, restrictions on fund transfers, and currency fluctuations. Additionally, geopolitical instability and other geopolitical factors may further impact our ability to source and distribute products efficiently. The current political landscape has introduced greater uncertainty with respect to future income tax and trade regulations for U.S. companies with significant business and sourcing operations outside the United States.

In recent years, the U.S. government has announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. The announced tariffs apply to countries from which we and our licensees import raw materials, components and finished products, in particular China, which could significantly increase manufacturing costs for us and our licensees. The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. We cannot predict with certainty the future trade policy of the United States or other countries. Additionally, retaliatory tariffs imposed by other countries on U.S. companies or their products could adversely impact demand for our products in international markets. We are currently evaluating the potential impact of the imposition of tariffs on our business and financial condition, but do not expect them to be material. However, the ultimate impact of any announced or future tariffs will depend on various factors, including (i) whether such tariffs are ultimately implemented, (ii) the timing and duration of implementation and the amount, scope and nature of such tariffs and (iii) potential exclusions from the application of those tariffs.

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

There can be no assurance that we or our licensees will choose to, or be able to, shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs or other new trade policies. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make our products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. A trade war could have a significant adverse effect on world trade and the world economy. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. U.S. and foreign policy changes and uncertainty about such changes has resulted in increased market volatility and currency exchange rate fluctuations. To the extent that dissatisfaction with U.S. government policy results in U.S.-based suppliers being disfavored over foreign-based alternatives, it may diminish demand for our products with such customers and cause them to find alternative sourcing or otherwise make it more difficult for us to sell more products to these customers.

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
We may be subject to product liability claims when people or property are harmed by the products we sell.
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
Additional Risks Related to Our Content-Related Offerings
Free content on the Internet and competition from free platforms and other social media and content-creator sites is increasing competition for our adult content products and creator platform and is changing the dynamics of the marketplace for our adult content products.
Demand for both our proprietary and licensed paid adult content products and our licensed creator platform is significantly impacted by the availability of free adult entertainment available on the Internet, “YouTube-like” adult video sites (commonly known as “tube sites”), as well as from social media platforms and other subscription-based content-creator sites. Such other sites and platforms feature free adult videos, some of which consist of unlicensed, or pirated, excerpts of professionally produced adult movies (including at times pirated versions of our proprietary videos). Other content-creator sites allow consumers to subscribe for content from specific creators, many of which offer adult-oriented content. The availability of these free adult videos and creator-specific subscriptions may diminish the demand for paid video offerings on our licensed platforms, including our Playboy Club, playboy.tv and playboyplus.com, and for our other content products, and has diluted the market presence of the platforms we have licensed to Byborg. The tube sites, social media platforms and other content-creator sites may materially affect the revenues we generate from our websites and other adult content offerings. It is uncertain what effect tube sites, other free internet adult websites and competing content-creator sites will have on our owned-and-operated and licensed content-related offerings and our future financial results. No assurance can be given that we will be able to effectively compete against adult content sites and other internet products.
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
Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors and from streaming and social media platforms, connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which we are addressing through our content creator platform, the Playboy Club. Such content is different than our past content offerings. Likewise, distributors are offering smaller programming packages known as “skinny bundles” and content-creator platforms allow for a la carte consumption, both of which are delivered at a lower cost than traditional subscription offerings and sometimes allow consumers to create a customized package of content, that are gaining popularity among consumers. If the Playboy Club does not provide the on-demand content sought by consumers, our networks are not included in on-demand content packages, the relaunch of our magazine is not successful, or consumers favor alternative offerings, we may experience a decline in viewership or content consumption and ultimately the demand for our programming and content, which could lead to lower revenues.
There can be no assurance, however, that our consumers will respond to our digital or print products or that our digital strategy will be successful, particularly given the increase in digital products and platforms on the market. Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.
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
On December 16, 2025, we notified Nasdaq of the Company’s temporary noncompliance with the continued listing requirements as set forth in Nasdaq Listing Rules 5605(b) regarding the composition of the Board, because there is no longer a majority of independent directors on the Board due to the lack of one independent director. Following Natalia Premovic’s resignation as an independent director of the Company, the Board has three independent directors, three non-independent directors and one vacant seat to be filled by a new independent director. As Ms. Premovic was not on any committees of the Board, all committees of the Board remain composed solely of independent directors.

On December 18, 2025, we received a deficiency letter (the “Nasdaq Letter”) from Nasdaq, notifying the Company that it is not in compliance with Nasdaq Listing Rule 5605. The Company will rely on the cure period set forth in Nasdaq Listing Rule 5605(b)(1)(A) with respect to the composition of its Board, which cure period is expected to expire as of the date of the Company’s 2026 annual meeting of stockholders. The Company is in the process of identifying a new independent director to appoint to the Board to fill the vacancy created by Ms. Premovic’s resignation, and the Company anticipates appointing such replacement director within the applicable cure period under the Nasdaq rule referenced above.
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
Each of our Chairman, Suhail Rizvi, together with entities he controls (“RT”), our director György Gattyán, together with entities he controls (which are affiliates of Byborg), and our primary senior secured lender owns a significant percentage of our common stock, and they may effectively control our major corporate decisions, and their interests may conflict with each other’s interests and your interests as an owner of our common stock and with our interests.
RT beneficially owned approximately 16.0% of our common stock as of March 10, 2026. Under the terms of an Investor Rights Agreement we entered into with RT, RT has the right, but not the obligation, to nominate to the Board a number of designees equal to (i) three directors, if and so long as RT and its affiliates beneficially own, in the aggregate, 50% or more of the shares of our common stock, (ii) two directors, in the event that RT and its affiliates beneficially own, in the aggregate, 35% or more, but less than 50%, of the shares of common stock and (iii) one director, in the event that RT and its affiliates beneficially own, in the aggregate, 15% or more, but less than 35%, of the shares of our common stock (in each case, subject to proportional adjustment in the event that the size of the Board is increased or decreased). RT also has the right to appoint the chairman of the Board so long as RT and its affiliates beneficially own, in the aggregate, 15% or more of the shares of common stock. We anticipate that Suhail Rizvi, our current chairman of the Board and a manager of the RT entities, will continue to serve as RT’s designee on the Board and chairman of the Board.
Byborg beneficially owned approximately 13.0% of our common stock as of March 10, 2026. Under the terms of a securities purchase agreement, dated October 30, 2024 (the “Initial SPA”), entered into between us and Byborg, Byborg has the right to nominate one individual to serve on the Board, and will retain such right until such time as Byborg beneficially owns less than 7,450,000 shares of common stock.

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
In addition, our primary senior secured lender and its affiliates (collectively, “Fortress”) beneficially owned approximately 14.4% of our common stock as of March 10, 2026. As both a significant debt holder and stockholder of the Company, they are able to exert significant influence on the corporate actions of the Company, and they may use such influence in a manner that could be detrimental to other stockholders, including other significant stockholders like RT and Byborg.
Each of RT, Byborg and Fortress may have interests that are different from yours (and which may be different from each other’s interest). Each of RT, Byborg and Fortress may vote in a way with which you disagree and that may be adverse to your interests. In addition, each of RT’s, Byborg’s and Fortress’ concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.
Additionally, each of RT, Byborg and Fortress is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. RT, Byborg and/or Fortress may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Stockholders should consider that the interests of RT, Byborg and/or Fortress may differ from their interests and the interests of the Company in material respects.
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
The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us. If securities or industry analysts initiate coverage and one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our company, our common stock share price would likely decline. If analysts publish target prices for our common stock that are below the historical sales prices for our common stock on a securities exchange or the then-current public price of our common stock, it could cause our stock price to decline significantly. If analysts cease coverage of us and our common stock or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
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
On August 1, 2025, the SEC declared effective our shelf registration statement on Form S-3 (File No. 333-288774), pursuant to which we registered up to $250 million of primary issuances of certain securities listed in such registration statement. On August 1, 2025, we took down $15 million of the shelf registration for an at-the-market offering (“ATM”). In 2025, we sold a total of 5,253,769 shares of our common stock pursuant to the ATM for net proceeds of $10.3 million. On February 23, 2026, we increased the availability under our ATM to $200,000,000 worth of our common stock.
We also have registered on Forms S-8 a total of 21,450,197 shares of common stock underlying awards that we have issued, or may in the future issue, under our employee equity incentive plans, of which only 9,282,200 shares remain reserved for the issuance and/or settlement for such awards. The shares registered on Forms S-8 may be sold freely in the public market upon issuance, or pursuant to the reoffer prospectus in the Forms S-8, as applicable, subject to existing lock-up agreements and relevant vesting schedules, and applicable securities laws. Promptly following the filing of this Annual Report on Form 10-K, we intend to register more than 4.5 million new shares of common stock and over 447,000 shares of common stock that were returned to our equity incentive plans (due to their cancellation or forfeiture, which may be reissued under such plans) on another Form S-8 for future issuances under our equity incentive plans, in accordance with the terms thereof. Refer to Note 11, Stockholders Equity–Common Stock, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our common stock reserved for future issuance as of December 31, 2025.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (c) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (d) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine except for, as to each of (a) through (d) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act of 1933, as amended (the “Securities Act”).
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
We are not profitable and have had negative cash flow from operations since becoming a public company in February 2021. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. We expect our capital expenditures and working capital requirements in 2026 to be largely consistent with 2025.
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
Our strategic initiatives include identifying and implementing actions designed to shift to a more capital-light business model and significantly reduce our expenses. In the fourth quarter of 2024, we entered into a licensing agreement with Byborg to license intellectual property and certain Playboy digital assets for operation of our digital businesses by Byborg, as of January 1, 2025. Transitioning business operations to licensing arrangements is intended to reduce our operational expenses, but the exact timing and extent of such reductions may not be fully realized by the Company as expected, or at all. We continue to review the cost structure of our businesses and additional cost rationalization.
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
Geopolitical risks, such as those associated with Russia’s war with Ukraine, war in the Middle East, other armed conflicts around the world and the imposition of tariffs, could result in a decline in the outlook for the U.S. and global economies.
The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s ongoing war with Ukraine, war in the Middle East, armed conflicts in various parts of the world, the imposition of tariffs and sanctions, retaliatory attacks (including cyberattacks) and trade disruptions on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geopolitical risks could have an adverse impact on macroeconomic factors which affect our assets and businesses.

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
Identifying, assessing and managing cybersecurity risk is part of our overall risk management strategy. Cybersecurity risks related to our business, technical operations, privacy and compliance requirements are identified and addressed through third party consultants and security software, information technology (IT) security protocols, governance oversight, and risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we (with the assistance of IT consultants) conduct routine privacy and cybersecurity reviews of systems and applications, monitor emerging laws and regulations related to data protection and information security and implement changes as necessary.
Our cybersecurity program is primarily overseen by an independent contractor, Auxis Managed Solutions, LLC (“Auxis”), a Grant Thornton U.S. company, which works closely with our internal professionals and our senior management to develop and advance our cybersecurity strategy, as well as to respond to cybersecurity incidents. Auxis reports to our Chief Operating Officer and General Counsel on cybersecurity matters and collaborates with stakeholders across our business units to assess risks and implement strategies.
With the assistance of Auxis and third-party software, including appropriate firmware, we manage cybersecurity risk through establishing defenses against incidents, detecting and reporting cybersecurity incidents, analyzing and assessing incidents and potential responses, implementing applicable containment, eradication and recovery actions, and understanding the reasons leading to a cybersecurity incident and appropriate changes to avoid further incidents. We perform periodic reviews of our service providers for third-party risk management, and we routinely push out security updates across our business.
Our cybersecurity measures are intended to protect against unauthorized access to information, and they include authentication technology, entitlement management, access control, anti-malware software, and transmission of data firewalls. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K. During the years ended December 31, 2025 and 2024, we did not, to our knowledge, experience any cybersecurity incidents or breaches that materially impacted our business, performance or results.

Governance
Our Board has overall responsibility for risk oversight, with its committees assisting the Board in performing this function based on their respective areas of expertise. Our Board has delegated primary oversight of risks related to cybersecurity to the Audit Committee of the Board, which reports on its activities and findings to the full Board as appropriate. The Audit Committee is charged with reviewing our cybersecurity processes for assessing key strategic, operational, and compliance risks. Our General Counsel and/or Chief Operating Officer (as applicable) provide information to the Audit Committee on cybersecurity risks from time to time or as needed. These briefings include assessments of cybersecurity risks, information regarding any incidents, and cybersecurity risk management needs. Auxis is a leading consulting services provider of information technology and data security services, whose professionals hold industry-standard certifications and have extensive experience in cybersecurity, including implementing security frameworks, compliance policies, and risk management strategies across multiple organizations, and applying that experience to cloud security, endpoint security and network security. Auxis and our internal team are committed to safeguarding organizational assets and mitigating cybersecurity risks effectively while efficiently leveraging cloud technologies to meet the needs of our business. In the event of a potentially material cybersecurity event, the Chair of the Audit Committee is notified and briefed, and meetings of the Audit Committee and/or full Board would be held, as appropriate.

Item 2. Properties
Our corporate headquarters is located in Los Angeles, California, where we lease approximately 45,000 square feet of office space, out of which we sublease 37,000 square feet and occupy 8,000 square feet. Our Direct-to-Consumer and Licensing segments both use our corporate headquarters.
Through Honey Birdette, we also have over 15,000 square feet of leased office and warehouse space in the Sydney, Australia area. As of December 31, 2025, Honey Birdette operated 51 retail locations in Australia, the U.S. and the U.K., ranging in size between approximately 400 and 1,200 square feet per location. The Honey Birdette properties are used by our Direct-to-Consumer segment.
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
On September 5, 2025, PEII received the decision of the Arbitration tribunal (the “Tribunal”), which found in favor of PEII in connection with its claims, and as a result ordered, among other things, that: (i) the termination notice issued by PEII to New Handong was found to be lawful and effective, (ii) New Handong must cease any further use of Playboy property and materials, including but not limited to the production, sale, or distribution of Playboy-branded products, (iii) New Handong is required to make payments to PEII for guaranteed royalties outstanding at the time of termination, a termination fee, and unpaid marketing expenses, plus interest thereon, and certain other fees and expenses, totaling approximately $81 million, and (iv) all of New Handong’s counterclaims were dismissed. In addition, per the terms of the Tribunal’s decision, as payment of the amounts awarded to PEII were not made in full to PEII by September 20, 2025, interest has been accruing on the amounts owed from the award date to the date of payment at an annual rate of 8.25%. The decision of the Tribunal is final; however, as New Handong has not complied with the requirements of such decision. PEII and the Company are now seeking enforcement of the Arbitration award in China through the Chinese courts. There can be no assurance that New Handong will comply with a Chinese court’s actions in the future, including making the required monetary payments to PEII and the Company.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Playboy’s common stock trades on the Nasdaq Global Market under the symbol “PLBY”.
Holders
As of March 10, 2026, there were 77 holders of record of our outstanding common stock. In addition to holders of record of our common stock, there are a substantially greater number of “street name” holders or beneficial holders whose common stock is held of record by banks, brokers and other financial institutions.
Dividend Policy
The Company has not paid any cash dividends on our common stock to date. The payment of cash dividends is subject to the discretion of our Board and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations our Board deems relevant. In addition, the terms of the credit agreement for our senior secured debt also restrict our ability to pay dividends, and we may also enter into credit agreements or other borrowing arrangements in the future that may restrict our ability to declare or pay cash dividends on our capital stock. We currently anticipate we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Refer to Part III, Item 12 of this Annual Report on Form 10-K and Note 13, Stock-Based Compensation, of the Notes to the Consolidated Financial Statements included herein for additional information required.
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
On August 22, 2025, we completed the conversion of all remaining 21,000.00001 outstanding shares of Series B Convertible Preferred Stock into 12,439,730 shares of the Company’s common stock, at a conversion price of $1.74448 per share (the “Second Conversion”), in accordance with the terms of the Series B Convertible Preferred Stock. As of the Second Conversion, we no longer had any shares of preferred stock outstanding. The common stock issued in the Second Conversion was issued as restricted stock and in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the year ended December 31, 2025, we did not repurchase any shares of our common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors.

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “Playboy”, “we”, “us”, “our” and other similar terms refer to Playboy, Inc. and its consolidated subsidiaries.

Business Overview
We are a global consumer lifestyle company marketing our brands through a wide range of licensing initiatives, direct-to-consumer products, Playboy magazine, digital subscriptions and content, and online and location-based entertainment. As of January 1, 2025, we licensed certain intellectual property and our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses to Byborg pursuant to a License & Management Agreement. As a result, we have two reportable segments: Direct-to-Consumer and Licensing. Our Direct-to-Consumer segment derives revenue from sales of consumer products sold by Honey Birdette online or at its brick-and-mortar stores, with 51 stores in three countries as of December 31, 2025. Our Licensing segment derives revenue from trademark licenses for third-party consumer products, primarily for various apparel and accessories categories, hospitality, digital gaming and location-based entertainment businesses, and starting January 1, 2025, revenue from licensing our digital subscriptions and content operations to Byborg.

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
After having stabilized Playboy’s China business in 2024 and 2025, in the fourth quarter of 2025, we mutually agreed with CTL to terminate our joint venture arrangement with respect to Playboy’s China licensing business. On February 9, 2026, we then entered into the Purchase Agreement with UTG for the New China JV in which UTG would ultimately own a 50% interest and operate Playboy’s China licensing business. The initial closing pursuant to the Purchase Agreement is expected to occur, and the New China JV is expected to be established, by March 31, 2026. We expect our licensing business in China to continue to represent a material part of our overall business. Our licensing revenues from China as a percentage of our total revenues were 10% for each of the years ended December 31, 2025 and 2024. Refer to “Item 1. Business—Our Corporate History—Recent Developments” for more information about the New China JV deal.
We are focused on strategically expanding our Playboy licensing business into new categories and territories with high quality strategic partners and supporting them with brand marketing in the form of content, experiences and editorial works, including through our re-launch of Playboy magazine in 2025.
Impairments
Our indefinite-lived intangible assets, including trademarks and goodwill, that are not amortized, and the carrying amounts of our long-lived assets, including property and equipment, acquired intangible assets and right-of-use operating lease assets, may continue to be subject to impairment testing and impairments which reduce their value on our balance sheet. We periodically review for impairments whenever events or changes in our circumstances indicate that such assessment would be appropriate. During the years ended December 31, 2025 and 2024, we recorded non-cash impairment charges of $0.5 million and $3.8 million on our artwork held for sale and $1.5 million and $0.6 million on our corporate leases, respectively.

During the year ended December 31, 2024, we experienced declines in revenue and profitability, which caused us to test the recoverability of our indefinite-lived and certain long-lived assets. As a result, we recognized $4.7 million of impairment charges related to the write-off of internally developed software and $17.0 million of impairment charges related to the write-down of goodwill during the year ended December 31, 2024. No such impairments were recorded in 2025. However, if we experience declines in revenue or profitability, which could occur upon further declines in consumer demand, we may record further non-cash asset impairment charges as of the applicable impairment testing date.
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
Licensing
We license trademarks under multi-year arrangements to consumer products and online and location-based entertainment businesses. Typically, the initial contract term ranges between one to 15 years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual or quarterly non-refundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Earned royalties received in excess of the minimum guarantee (“Excess Royalties”) are typically payable quarterly. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize Excess Royalties only when the annual minimum guarantee is exceeded. Generally, Excess Royalties are recognized when they are earned. In the event that the collection of any royalty becomes materially uncertain or unlikely, we recognize revenue from our licensees up to the cash we have received.

Starting January 1, 2025, we licensed the operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses, which was previously owned and operated by us and included in our Digital Subscriptions and Content reportable segment in the prior year comparative period, to Byborg pursuant to the LMA.
Prior to January 1, 2025, digital subscription revenue was derived from subscription sales of playboyplus.com and playboy.tv, which are online content platforms. We received fixed consideration shortly before the start of the subscription periods from these contracts, which were primarily sold in monthly, annual, or lifetime subscriptions. Revenues from lifetime subscriptions were recognized ratably over a five-year period, representing the estimated period during which the customer accesses the platforms. Revenues from digital subscriptions were recognized ratably over the subscription period. Revenues generated from the sales of creator content offerings and memberships to consumers via our Playboy Club creator platform were recognized at the point in time when the sale is processed. Revenues generated from subscriptions to our creator platform are recognized ratably over the subscription period.
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
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency and commission fees, website expenses, marketplace traffic acquisition costs, digital platform expenses (prior to January 1, 2025), transition expenses per the TSA (commencing January 1, 2025 through June 30, 2025), credit card processing fees, personnel and affiliate costs, including stock-based compensation, costs associated with branding activities, customer shipping and handling expenses, fulfillment activity costs and freight-in expenses.
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
Other Operating Expense, Net
Other operating income (expense), net consists primarily of gains and losses on disposal of assets and other miscellaneous items.
Nonoperating (Expense) Income
Interest expense
Interest expense consists of interest on our long-term debt and the amortization of deferred financing costs and debt premium/discount.
Other Income (Expense), Net
Other income (expense), net consists primarily of other miscellaneous nonoperating items, such as nonrecurring transaction fees, foreign exchange realized and unrealized transaction gains or losses, debt related costs, bank charges and interest income.
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

Results of Operations
Comparison of Fiscal Years Ended December 31, 2025 and 2024
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Net revenues	$120,928	$116,135	$4,793	4%
Costs and expenses:
Cost of sales	(35,077)	(41,780)	6,703	(16)
Selling and administrative expenses	(91,029)	(98,716)	7,687	(8)
Impairments	(2,087)	(26,078)	23,991	(92)
Other operating expense, net	(763)	(399)	(364)	91
Total operating expense	(128,956)	(166,973)	38,017	(23)
Operating loss	(8,028)	(50,838)	42,810	(84)
Nonoperating (expense) income:
Interest expense	(8,225)	(23,689)	15,464	(65)
Other income (expense), net	2,355	(1,722)	4,077	(237)
Total nonoperating expense	(5,870)	(25,411)	19,541	(77)
Loss before income taxes	(13,898)	(76,249)	62,351	(82)
Benefit (expense) from income taxes	1,226	(3,148)	4,374	(139)
Net loss	(12,672)	(79,397)	66,725	(84)
Net loss attributable to Playboy, Inc.	$(12,672)	$(79,397)	$66,725	(84)%

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2025	2024
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(29)	(36)
Selling and administrative expenses	(75)	(85)
Impairments	(2)	(22)
Other operating expense, net	(1)	—
Total operating expense	(107)	(143)
Operating loss	(7)	(43)
Nonoperating (expense) income:
Interest expense	(7)	(20)
Other income (expense), net	2	(1)
Total nonoperating expense	(5)	(21)
Loss before income taxes	(12)	(64)
Benefit (expense) from income taxes	1	(3)
Net loss	(11)	(67)
Net loss attributable to Playboy, Inc.	(11)%	(67)%

Net Revenues
The following table sets forth net revenues by reportable segment (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Direct-to-consumer	$70,854	$69,729	$1,125	2%
Licensing	46,406	24,802	21,604	87
Corporate	1,315	662	653	99
All other	2,353	20,942	(18,589)	(89)
Total	$120,928	$116,135	$4,793	4%
Direct-to-Consumer
The increase in direct-to-consumer net revenues, compared to the prior year comparative period, was primarily due to continued improvement in consumer perception of the Honey Birdette brand, which resulted in increased sales of full-price products, partly offset by lower sales of discounted products.
Licensing
The increase in licensing net revenues, compared to the prior year comparative period, was primarily due to $20.0 million of minimum guaranteed royalties recognized pursuant to the LMA, and a $2.9 million increase in royalties recognized from other licensing partners, out of which $2.2 million pertained to a licensing agreement with one of our Chinese licensees signed in the second quarter of 2024, partly offset by $1.3 million of revenue from an inventory sale to a licensee in the prior year comparative period that did not recur in 2025.
Corporate
The increase in corporate revenues, compared to the prior year comparative period, was primarily due to an increase in corporate branding initiatives, including magazine sales and activities related to promotions for our magazine.
All Other
The decrease in all other net revenues, compared to the prior year comparative period, was primarily due to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025. As a result, our previously reported Digital Subscriptions and Content operating and reportable segment was eliminated and its operations in the prior year comparative period were recast to be included in “All Other” for comparative purposes. “All Other” net revenues for the year ended December 31, 2025 related to the amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Cost of Sales and Gross Margin
The following table sets forth cost of sales and gross margin by reportable segment (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Direct-to-consumer	$(28,461)	$(30,345)	$1,884	(6)%
Licensing	(4,536)	(2,310)	(2,226)	96
Corporate	(128)	—	(128)	100
All other	(1,952)	(9,125)	7,173	(79)
Total cost of sales	$(35,077)	$(41,780)	$6,703	(16)%

Direct-to-consumer gross profit	$42,393	$39,384	$3,009	8%
Direct-to-consumer gross margin	60%	56%

Licensing gross profit	$41,870	$22,492	$19,378	86%
Licensing gross margin	90%	91%

Corporate gross profit	$1,187	$662	$525	79%
Corporate gross margin	90%	100%

Other gross profit	$401	$11,817	$(11,416)	(97)%
Other gross margin	17%	56%

Total gross profit	$85,851	$74,355	$11,496	15%
Total gross margin	71%	64%
Direct-to-Consumer
The decrease in direct-to-consumer cost of sales and the increase in gross margin, compared to the prior year comparative period, was primarily due to a $2.3 million decrease in Honey Birdette’s product, shipping and fulfillment costs due to lower sales of discounted products. The increase in gross profit and gross margin was due to continued improvement in consumer demand at Honey Birdette, which resulted in increased sales of full-price products at a higher margin.
Licensing
The increase in licensing cost of sales and the decrease in gross margin, compared to the comparable prior year period, was primarily due to a $2.2 million increase in licensing commission expense, net, reflecting a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent. Without such settlement, licensing gross margin would have increased to 95%.
Corporate

Corporate gross profit during the years ended December 31, 2025 and 2024 primarily related to brand related initiatives in the fourth quarter of 2025, payments for access to our iPlayboy archives, brand related activities, including for Playboy magazine, events and sponsorships.
All Other
The decrease in all other cost of sales and the increase in gross margin, compared to the prior year comparative period, was primarily related to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025.
Selling and Administrative Expenses
The decrease in selling and administrative expenses, compared to the prior year comparative period, was primarily due to a $1.6 million decrease in technology costs, a $1.5 million decrease in depreciation, a decrease in various professional services of $2.0 million, lower rent expense of $1.6 million primarily due to sublease income, lower payroll expense of $4.3 million, due to the transition of our digital operations into a licensing model, and a $1.9 million decrease in stock-based compensation expense, partly offset by $3.0 million of additional legal expenses related to ongoing litigations and an increase in severance compensation and related health insurance benefits of $1.8 million due to the transition of our digital operations into a licensing model.

Impairments
The decrease in impairments, compared to the prior year comparative period, was primarily due to impairment charges recognized in the prior year comparative period of $17.0 million related to our goodwill and $4.7 million related to our internally developed software, as well as a decrease of $3.3 million in impairment charges on our artwork held for sale, partly offset by a $0.9 million increase in impairment charges on our right-of-use assets related to our corporate leases.
Other Operating Expense, Net
The increase in other operating expense, net, compared to the prior year comparative period, was primarily due to the write off of certain property, plant and equipment items in the second quarter of 2025 as a result of our decision to sublease certain of our office space.
Nonoperating (Expense) Income
Interest Expense
The decrease in interest expense, compared to the prior year comparative period, was primarily due to a reduction of our debt balance and amortization of debt premium in connection with the A&R Third Amendment in 2024.
Other Income (Expense), Net
The change in other income (expense), net, from net expense in 2024 to net income in 2025, was primarily due to unrealized foreign exchange income in relation to Honey Birdette’s foreign operations as well as certain of our Chinese licenses denominated in foreign currency.
Benefit (Expense) from Income Taxes
The change from expense from income taxes to income tax benefit as compared to the prior year comparative period was primarily driven by a change in valuation allowance due to a reduction in net indefinite-lived deferred tax liabilities in the year ended December 31, 2025.

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
In addition to adjusting for non-cash stock-based compensation, non-cash charges for the fair value remeasurements of certain liabilities and non-recurring non-cash impairments, asset write-downs and inventory reserve charges, we typically adjust for nonoperating expenses and income, such as nonrecurring special projects, including related consulting expenses, transition expenses, settlements, nonrecurring gain or loss on the sale of assets, expenses associated with financing activities, and reorganization and severance expenses that result from the elimination or rightsizing of specific business activities or operations.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2025	2024
Net loss	$(12,672)	$(79,397)
Adjusted for:
Interest expense	8,225	23,689
(Benefit) expense from income taxes	(1,226)	3,148
Depreciation and amortization	3,038	7,007
EBITDA	(2,635)	(45,553)
Adjusted for:
Licensing commissions settlement	2,400	—
Transition expenses	5,000	—
Severance	2,713	886
Stock-based compensation	4,715	7,311
Impairments	2,087	26,078
Adjustments	2,758	5,025
Adjusted EBITDA	$17,038	$(6,253)
•Licensing commissions settlement for the year ended December 31, 2025 represents a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent, which were fully paid by the end of 2025.
•Transition expenses for the year ended December 31, 2025 represent costs associated with the digital operations licensed to Byborg, solely during the transition period pursuant to the terms of a related Transition Service Agreement (the “TSA”).
•Severance expenses for the year ended December 31, 2025 were primarily due to the reduction of headcount related to the transition of our digital subscriptions and content operations into a licensing model.
•Impairments for the year ended December 31, 2025 relate to impairment charges on our artwork held for sale and our right-of-use assets related to our corporate leases.
•Impairments for the year ended December 31, 2024 relate to impairment charges on our artwork held for sale, right-of-use assets related to our corporate leases and assets related to our former Digital Subscriptions and Content segment.
•Adjustments for the year ended December 31, 2025 are primarily related to non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for our 2021 acquisition of GlowUp Digital, Inc. that remained unsettled as of December 31, 2025, as well as consulting, advisory and other costs relating to corporate transactions.
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
The following table reconciles Operating Income (Loss) to Adjusted Operating Income (Loss) by reportable segment (in thousands):

	Year Ended December 31, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating income (loss)	$294	$31,822	$(35,652)	$(4,492)	$(8,028)
Adjusted for:
Depreciation and amortization	2,329	—	709	—	3,038
Licensing commissions settlement	—	2,400	—	—	2,400
Transition expenses	—	—	—	5,000	5,000
Severance	82	147	1,296	1,188	2,713
Stock-based compensation	—	—	4,715	—	4,715
Impairments	—	—	2,087	—	2,087
Adjustments	—	—	2,434	324	2,758
Adjusted operating income (loss)	$2,705	$34,369	$(24,411)	$2,020	$14,683

	Year Ended December 31, 2024
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(2,286)	$14,646	$(35,148)	$(28,050)	$(50,838)
Adjusted for:
Depreciation and amortization	3,583	—	719	2,705	7,007
Severance	36	—	245	605	886
Stock-based compensation	—	—	3,688	3,623	7,311
Impairments	—	—	4,372	21,706	26,078
Adjustments	1,362	152	3,396	115	5,025
Adjusted operating income (loss)	$2,695	$14,798	$(22,728)	$704	$(4,531)
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
Operating Income (Loss): The change from operating loss to operating income, compared to the prior year comparative period, was primarily due to a $3.0 million increase in Honey Birdette’s gross profit as a result of the continued improvement in consumer perception of the Honey Birdette brand, which resulted in increased sales of full-price products.
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
Operating Income: The increase in operating income, compared to the prior year comparative period, was primarily due to a $19.4 million increase in licensing gross profit, primarily as a result of higher revenues resulting from the LMA, and a $0.5 million decrease in China operating expenses, partly offset by a $3.1 million increase in legal expenses.
Adjusted Operating Income: Adjustments to licensing operating income in 2025 primarily related to a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent. Adjustments to licensing operating income in 2024 related to the write-off of receivables resulting from a terminated licensing agreement.
Corporate
The increase in operating loss, compared to the prior year comparative period, was primarily due to an increase in severance and employee benefits expense of $1.1 million related to headcount reductions as a result of shifting to a capital-light business model, a $0.9 million increase in impairment charges on our right-of-use assets related to our corporate leases, a $1.5 million increase in payroll expense, a $1.2 million increase in stock-based compensation expense and brand marketing expenses of $2.1 million, partly offset by a $0.7 million increase in corporate revenue, a $3.3 million decrease in impairment charges on our artwork held for sale, a $1.3 million decrease in rent expense primarily due to sublease income, a $0.9 million decrease in insurance expense and a $0.7 million decrease in technology costs.
The increase in adjusted operating loss, compared to the prior year comparative period, was primarily due to lower insurance costs and a decrease in audit and consulting expenses, reflecting ongoing cost rationalization.
All Other
Net Revenues and Gross Margin: Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes from 2024 to 2025 in net revenues and gross profit classified as All Other.
Operating Loss: The decrease in operating loss, compared to the prior year comparative period, was due to the transition of our digital operations into a licensing model pursuant to the LMA and non-cash impairments charges attributable to goodwill and certain long-lived assets in 2024 that did not recur in 2025.
Adjusted Operating Income: The change from adjusted operating loss to adjusted operating income, compared to the prior year comparative period, was due to lower expenses related to our digital operations as a result of its transition into a licensing model pursuant to the LMA.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of liquidity are cash generated from operating activities, which primarily includes cash derived from revenue generating activities, from financing activities, including proceeds from our issuance of debt and stock offerings (as described further below), and from investing activities, which included the sale of assets (as described further below). As of December 31, 2025, our principal source of liquidity was unrestricted cash in the amount of $37.8 million, which is primarily held in operating and deposit accounts.

In 2025, we sold shares of our common stock pursuant to our previously registered and announced ATM offering, selling a total of 5,253,769 shares for net proceeds of $10.3 million. As of December 31, 2025, we had $4.2 million of remaining capacity under the ATM. On February 23, 2026, we increased the availability under our ATM to $200,000,000 worth of our common stock.
On November 5, 2024, we issued 14,900,000 unregistered shares of our common stock in a private placement to The Million S.a.r.l. , at a price of $1.50 per share, for total proceeds to us of $22.4 million.
Pursuant to the LMA entered into in December 2024, Byborg agreed to operate our Playboy Plus, Playboy TV (online and linear) and Playboy Club businesses and to license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. Pursuant to the LMA, Byborg was also granted exclusive rights to use Playboy trademarks for certain new adult content services and digital products to be developed. The LMA has an initial term of 15 years, with the operations and license rights pursuant to the LMA commencing as of January 1, 2025, and the possibility for up to nine renewal terms of 10 years each, subject to the terms and conditions set forth in the LMA. Pursuant to the LMA, starting in 2025, Playboy will receive minimum guaranteed royalties of $20 million per year of the term, to be paid in installments during each year. In addition, Byborg has prepaid the minimum guaranteed amount for the second half of year 15 of the initial term of the LMA. Playboy is also entitled to receive Excess Royalties from the businesses licensed and operated by Byborg, on the terms and conditions set forth in the LMA.
In the fourth quarter of 2023, we began the sale of our art assets, and we continued the sale of our art assets in 2024 and 2025.
Since going public in 2021, we have yet to generate operating income from our core business operations and have incurred significant operating losses, including $8.0 million of operating losses for the year ended December 31, 2025. We expect our capital expenditures and working capital requirements in 2026 to be largely consistent with 2025.
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
Debt
On March 27, 2024, we entered into Amendment No. 2 (the “A&R Second Amendment”) to our Amended and Restated Credit and Guaranty Agreement, dated as of May 10, 2023 (as amended on November 2, 2023, the “A&R Credit Agreement”), which provided for, among other things:
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

•resetting the interest rate margin for both tranche A term loans under the A&R Credit Agreement (“Tranche A”) and tranche B term loans under the A&R Credit Agreement (“Tranche B”, and together with Tranche A, the “A&R Term Loans”) to the same SOFR, plus a 0.10% credit spread adjustment, plus 6.25% (with corresponding changes necessary so that all but 1.00% of the interest rate margin can be paid in-kind); and
•applying amortization of 1% per year to all loans under the A&R Credit Agreement, which is to be paid quarterly starting in the fourth quarter of 2025.
The other terms of the A&R Credit Agreement prior to the A&R Third Amendment remain substantially unchanged, and the new terms were effective as of November 13, 2024 (the date 28,000.00001 shares were issued to the lenders in exchange for the debt reduction pursuant to the closing of the Exchange Agreement). The Series B Convertible Preferred Stock includes a 12% annual dividend rate, which will commence accruing as of May 13, 2025, and which dividends are payable in cash or in-kind, solely at our discretion. We have the right to redeem for cash (at any time) or convert the Series B Convertible Preferred Stock at any time, provided that the five-day volume-weighted average price of PLBY common stock is $1.50 or above, with a conversion price floor of $1.50 and a cap of $4.50. As a result of conversions of the Series B Convertible Preferred Stock in January and August of 2025, all outstanding shares of the Series B Convertible Preferred Stock were converted to common stock, and we no longer had any shares of preferred stock outstanding as of August 22, 2025. Refer to Note 12, Convertible Preferred Stock, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information on our Series B Convertible Preferred Stock and its conversion resulting in the elimination of all outstanding shares of our Series B Convertible Preferred Stock as of August 22, 2025.
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
On March 12, 2025, we entered into Amendment No. 4 to the A&R Credit Agreement (the “A&R Fourth Amendment”). The A&R Fourth Amendment sets the total net leverage ratio levels applicable under the A&R Credit Agreement, once net leverage testing is resumed as of the quarter ending June 30, 2026. For the quarter ending June 30, 2026, the total net leverage ratio will be initially set at 9.00:1.00, reducing over time until the ratio reaches 7.75:1.00 for the quarter ending June 30, 2027 and any subsequent quarter. In the event we prepay more than $15 million of the principal debt under the A&R Credit Agreement, the total net leverage ratio levels are reduced such that they would be initially set at 7.75:1.00 for the quarter ending June 30, 2026, and would reduce over time until the ratio reaches 6.50:1.00 for the quarter ending June 30, 2027 and any subsequent quarter.
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
On November 10, 2025, the Company entered into Amendment No. 6 to the A&R Credit Agreement (the “A&R Sixth Amendment”). The A&R Sixth Amendment, among other things, (i) extended the maturity of the A&R Credit Agreement to May 25, 2028, (ii) provided that the cash interest rate would be reduced by 0.15% or 0.50% in the event of certain prepayments of $25 million and $50 million, respectively, and (iii) provided that upon the first such prepayment made on the terms and conditions set forth in the A&R Sixth Amendment, the total net leverage ratio would have been set at 9.00:1.00 for the quarter ending June 30, 2026, and step down over time until the ratio reaches 7.25:1.00 for the quarter ending December 31, 2027 and any subsequent quarter. Pursuant to the A&R Sixth Amendment, we also paid a fee of $0.4 million to our lenders. The other terms of the A&R Credit Agreement prior to the A&R Sixth Amendment remain substantively unchanged. No prepayments were made in the fourth quarter of 2025 or January 2026.
On February 9, 2026, we entered into Amendment No. 7 of the A&R Credit Agreement (“Amendment No. 7”) to, substantially concurrently with the initial closing of the New China JV transaction, amend the terms of the A&R Credit Agreement, to, among other things: (i) permit the New China JV transaction, (ii) permit the contribution of certain intellectual property from us to the New China JV at the second closing pursuant to the Purchase Agreement, and (iii) provide for additional representations, covenants, and mandatory prepayments related to the New China JV transaction (including the entire $45,000,000 purchase price for the New China JV transaction and an additional $6.666 million from us). The other terms of the A&R Credit Agreement prior to Amendment No. 7 remain substantively unchanged.

The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 10.08%. The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2024 was 11.01%. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2025 was 3.88% and 6.34%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2024 was 1.05% and 4.93%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of December 31, 2025 and 2024.
Leases
Our principal lease commitments are for office space and operations under several noncancellable operating leases with contractual terms expiring from 2026 to 2037. Some of these leases contain renewal options and rent escalations. As of December 31, 2025 and 2024, our fixed lease obligations were $22.2 million and $25.5 million, respectively, with $7.4 million and $6.6 million due in the next 12 months, respectively.
On August 11, 2025, through our wholly-owned subsidiary, Playboy Enterprises, Inc., we entered into a triple net lease (the “Lease”) with RK Rivani LLC, a Florida limited liability company (the “Landlord”), pursuant to which, among other matters and on the terms and subject to the conditions set forth in the Lease, we leased from the Landlord approximately 20,169 square feet of office space in Miami Beach, Florida, for a term of 11 years, with lease payments commencing in August 2026, following renovations of the office space. As we did not take possession of the office space as of December 31, 2025, the Lease is not reflected in our condensed consolidated financial statements. We expect to account for the Lease as an operating lease under Accounting Standards Codification, Topic 842, Leases. The future undiscounted fixed non-cancelable payment obligation pertaining to the Lease is approximately $27.1 million. For further information on our lease obligations, refer to Note 14, Commitments and Contingencies, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Net cash provided by (used in):
Operating activities	$18	$(19,139)	$19,157	(100)%
Investing activities	550	(318)	868	(273)
Financing activities	8,589	21,595	(13,006)	(60)
Cash Flows from Operating Activities
The change from net cash used to net cash provided in operating activities for year ended December 31, 2025 over the prior year comparable period was due to a $66.7 million decrease in net loss, partly offset by changes in assets and liabilities that had a current period cash flow impact, such as $1.6 million of net changes in working capital and $49.2 million of changes in non-cash charges. The change in assets and liabilities as compared to the prior year comparable period was primarily driven by a $8.0 million change in deferred revenues due to the timing of revenue recognition, a $4.4 million increase in accounts payable due to the timing of payments, a $1.0 million increase in operating lease liabilities, a $1.7 million increase in other liabilities and accrued expenses, and a $0.9 million decrease in accounts receivable due to the timing of royalty collections, partly offset by a $7.6 million lower decrease in inventories, net due to higher inventory turnover in the prior year comparative period as a result of a large sale in March 2024 that did not recur in 2025, an increase of $3.8 million in prepaid expenses primarily due to the timing of payments, a $2.0 million decrease in other assets and liabilities, and a $0.7 million increase in contract assets, primarily due to the nonrecurring impairment, modification or termination of certain trademark licensing contracts in the prior year comparative period. The change in non-cash charges compared to the change in the prior year comparable period was primarily driven by a $24.0 million decrease in non-cash impairment charges, primarily due to impairment charges recognized in the prior year comparative period of $17.0 million related to our goodwill and $4.7 million related to our internally developed software, as well as a decrease of $3.3 million in impairment charges on our artwork held for sale, a $11.5 million decrease in the amortization of debt premium/discount and issuance costs due to the A&R Third Amendment, a $4.9 million decrease in deferred income taxes, a $4.0 million decrease in depreciation and amortization, primarily due to the write-off of our internally developed software in 2024, a $1.7 million decrease in the amortization of right of use assets, and a $2.6 million decrease in stock-based compensation expense.

Cash Flows from Investing Activities
The change from net cash used in investing activities to net cash provided by investing activities for the year ended December 31, 2025 over the prior year comparable period was due to a $1.2 million decrease in purchases of property and equipment, offset by lower proceeds from the sale of our artwork of $0.4 million.
Cash Flows from Financing Activities
The decrease in net cash provided by financing activities for the year ended December 31, 2025 over the prior year comparable period was primarily due to lower proceeds from sale of common stock, offset by higher repayment of long-term debt.

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
Impairment of Long-Lived Assets
The carrying amounts of long-lived assets, including property and equipment, acquired intangible assets and right-of-use operating lease assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate over its remaining life. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2025 and 2024, we had cash of $37.8 million and $30.9 million, respectively, primarily held in interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of December 31, 2025 and 2024, we had restricted cash of $5.0 million and $2.4 million, respectively, of which $0.7 million and $0.6 million, respectively, was held in interest-bearing deposit accounts. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term A&R Term Loans are subject to a variable interest rate based on prime, federal funds, or SOFR. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of December 31, 2025, we had not entered into any such contracts.
As of December 31, 2025 and December 31, 2024, we had outstanding debt obligations of $159.9 million and $153.1 million, respectively, which accrued interest at a rate of 10.08% for Tranche A and Tranche B A&R Term Loans as of December 31, 2025. Based on the balance outstanding under our A&R Term Loans at December 31, 2025, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $0.8 million or $1.6 million, respectively, in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.” included in Item 1A of this Annual Report on Form 10-K filed.

Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar and Chinese renminbi. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the years ended December 31, 2025 and 2024, we derived approximately 67% and 52%, respectively, of our revenue from international customers, out of which 44% was denominated in foreign currency during both years. We expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.
There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the year ended December 31, 2025, we recorded an unrealized gain of $0.7 million, which is included in accumulated other comprehensive loss as of December 31, 2025. This was primarily related to the change in the U.S. dollar against the Australian dollar during the year ended December 31, 2025.
Inflation Risk
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations in recent periods, a high rate of inflation in the future may have an adverse effect on our ability to maintain or improve current levels of revenue, gross margin and selling and administrative expenses, or the ability of our customers to make discretionary purchases of our goods and services. See our “Risk Factors—Risks Related to Our Business and Industry—Our business depends on consumer purchases of discretionary goods and content, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition,” included in Item 1A of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data
Playboy, Inc.
Index to Consolidated Financial Statements
Years Ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Playboy, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Playboy, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, mezzanine equity and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2026 expressed an adverse opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition from Licensing Agreements
As described in Notes 1 and 3 to the Company’s consolidated financial statements, revenue from licensing agreements totaled $46.4 million for the year ended December 31, 2025. Under these licensing agreements, the Company receives an annual nonrefundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Excess royalties are earned royalties in excess of the minimum guarantee. The Company recognizes revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognizes excess royalties only when the annual minimum guarantee is exceeded. Generally, excess royalties are recognized when they are earned.
We identified the auditing of revenue recognition from licensing agreements as a critical audit matter because it involved especially challenging judgments due to a high degree of auditor effort required in performing audit procedures.

The primary procedures we performed to address this critical audit matter included:
• Evaluating revenue transactions on a sample basis by inspecting source documents such as contracts, invoices, and sales reports from the Company’s licensees and recomputing revenue to determine that it was recorded accurately and in the appropriate period.
• Evaluating the completeness and accuracy of the Company’s schedules used in revenue recognition from licensing arrangements.
• Evaluating the completeness and accuracy of the terms and conditions in certain customer contracts, including confirming the terms and conditions of contracts and payments made to the Company.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Los Angeles, California
March 16, 2026

Playboy, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Net revenues	$120,928	$116,135
Costs and expenses:
Cost of sales	(35,077)	(41,780)
Selling and administrative expenses	(91,029)	(98,716)
Impairments	(2,087)	(26,078)
Other operating expense, net	(763)	(399)
Total operating expense	(128,956)	(166,973)
Operating loss	(8,028)	(50,838)
Nonoperating (expense) income:
Interest expense	(8,225)	(23,689)
Other income (expense), net	2,355	(1,722)
Total nonoperating expense	(5,870)	(25,411)
Loss before income taxes	(13,898)	(76,249)
Benefit (expense) from income taxes	1,226	(3,148)
Net loss	(12,672)	(79,397)
Net loss attributable to Playboy, Inc.	$(12,672)	$(79,397)
Net loss per share, basic and diluted	$(0.13)	$(1.04)
Weighted average shares, basic and diluted	100,264,706	76,048,609
The accompanying notes are an integral part of these consolidated financial statements.

Playboy, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(12,672)	$(79,397)
Other comprehensive income (loss):
Foreign currency translation adjustment	739	(2,545)
Other comprehensive income (loss)	739	(2,545)
Comprehensive loss	$(11,933)	$(81,942)
The accompanying notes are an integral part of these consolidated financial statements.

Playboy, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$37,801	$30,904
Restricted cash	100	100
Receivables, net of $0.7 million and $0.5 million of allowance for credit losses as of December 31, 2025 and 2024, respectively	4,120	7,271
Inventories, net	12,934	8,922
Prepaid expenses and other current assets	7,425	5,472
Assets held for sale, current	3,088	4,835
Total current assets	65,468	57,504
Restricted cash	4,920	2,318
Property and equipment, net	4,227	4,871
Operating right-of-use assets	16,019	19,468
Goodwill	37,467	36,007
Other intangible assets, net	155,882	155,973
Contract assets, net of current portion	7,467	7,848
Other noncurrent assets	922	715
Total assets	$292,372	$284,704
Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,930	$10,672
Deferred revenues, current portion	11,015	9,693
Operating lease liabilities, current portion	7,406	6,624
Long-term debt, current portion	1,524	381
Other current liabilities and accrued expenses	31,919	28,474
Total current liabilities	63,794	55,844
Deferred revenues, net of current portion	14,252	5,762
Deferred tax liabilities, net	6,418	10,302
Operating lease liabilities, net of current portion	14,770	18,843
Long-term debt, net of current portion	172,645	176,194
Other noncurrent liabilities	2,326	1,837
Total liabilities	274,205	268,782
Commitments and contingencies (Note 14)
Mezzanine equity:
Series B convertible preferred stock, $0.0001 par value per share, 28,001 shares authorized, 0 issued and outstanding as of December 31, 2025; 28,001 shares authorized, 28,000.00001 issued and outstanding as of December 31, 2024	—	23,861
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 400,000,000 shares authorized, 115,069,810 shares issued and 112,819,881 shares outstanding at December 31, 2025; 92,110,964 shares issued and 89,861,035 shares outstanding at December 31, 2024	11	9
Treasury stock, at cost: 2,249,929 shares as of December 31, 2025 and 2024	(5,445)	(5,445)
Additional paid-in capital	757,441	718,797
Accumulated other comprehensive loss	(26,716)	(27,455)
Accumulated deficit	(706,916)	(693,637)
Total stockholders’ equity (deficit)	18,375	(7,731)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$292,372	$284,704

The accompanying notes are an integral part of these consolidated financial statements.

Playboy, Inc.
Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Mezzanine Equity		Stockholders’ (Deficit) Equity
	Series B Convertible Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2024	28,000.00001	$23,861	89,861,035	$9	$(5,445)	$718,797	$(27,455)	$(693,637)	$(7,731)
Shares issued in connection with equity incentive plans	—	—	1,480,659	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	4,715	—	—	4,715
Conversion of convertible preferred stock	(28,000)	(26,577)	16,224,418	1	—	26,576	—	—	26,577
Preferred stock accretion	—	2,716	—	—	—	(2,716)	—	—	(2,716)
Sale of common stock	—	—	5,253,769	1	—	10,269	—	—	10,270
China JV related activity	—	—	—	—	—	(200)	—	(607)	(807)
Other comprehensive income	—	—	—	—	—	—	739	—	739
Net loss	—	—	—	—	—	—	—	(12,672)	(12,672)
Balance at December 31, 2025	—	$—	112,819,881	$11	$(5,445)	$757,441	$(26,716)	$(706,916)	$18,375

	Mezzanine Equity		Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	—	$—	72,533,754	$7	$(5,445)	$690,055	$(24,910)	$(613,814)	$45,893
Issuance of common stock in private placement	—	—	14,900,000	1	—	22,248	—	—	22,249
Shares issued in connection with preferred shares agreement	28,000.00001	23,044	—	—	—	—	—	—	—
Shares issued in connection with equity incentive plans	—	—	2,427,281	1	—	—	—	—	1
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	7,311	—	—	7,311
Preferred stock accretion	—	817	—	—	—	(817)	—	—	(817)
China JV related activity	—	—	—	—	—	—	—	(426)	(426)
Other comprehensive loss	—	—	—	—	—	—	(2,545)	—	(2,545)
Net loss	—	—	—	—	—	—	—	(79,397)	(79,397)
Balance at December 31, 2024	28,000.00001	$23,861	89,861,035	$9	$(5,445)	$718,797	$(27,455)	$(693,637)	$(7,731)
The accompanying notes are an integral part of these consolidated financial statements.

Playboy, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(12,672)	$(79,397)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,038	7,007
Stock-based compensation	4,715	7,311
Impairments	2,087	26,078
Amortization of right of use assets	5,313	7,037
Deferred income taxes	(3,885)	968
Amortization of debt premium/discount and issuance costs	(8,752)	2,706
Capitalized paid-in-kind interest	7,235	6,971
Other, net	(630)	197
Changes in operating assets and liabilities:
Receivables, net	1,914	994
Inventories	(2,975)	4,587
Contract assets	192	884
Prepaid expenses and other assets	(1,712)	2,124
Accounts payable	1,015	(3,336)
Accrued agency fees and commissions	(574)	(215)
Other liabilities and accrued expenses	3,697	2,022
Deferred revenues	9,747	1,702
Operating lease liabilities	(6,851)	(7,892)
Other, net	(884)	1,113
Net cash provided by (used in) operating activities	18	(19,139)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,024)	(2,262)
Proceeds from sale of artwork	1,574	1,944
Net cash provided by (used in) investing activities	550	(318)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in private placement, net	—	22,249
Payment of financing costs	(508)	—
Repayment of long-term debt	(381)	(228)
Proceeds from sale of common stock, net	10,270	—
Other	(792)	(426)
Net cash provided by financing activities	8,589	21,595
Effect of exchange rate changes on cash and cash equivalents	342	(492)
Net increase in cash and cash equivalents and restricted cash	9,499	1,646
Balance, beginning of year	33,322	31,676
Balance, end of year	$42,821	$33,322
Cash and Cash Equivalents and Restricted Cash Consist of:
Cash and cash equivalents	$37,801	$30,904
Restricted cash	5,020	2,418
Total	$42,821	$33,322
Supplemental Disclosures
Cash paid for income taxes	$1,170	$2,046
Cash paid for interest	$13,197	$13,033
Supplemental Disclosure of Non-cash Activities
Issuance of common stock in relation to the conversion of preferred stock	$26,577	$—
Exchange of debt for Series B convertible preferred stock	$—	$23,044
Preferred stock accretion to redemption value	$2,716	$817
Accrued financing fees	$—	$250
Sale of artwork	$—	$751
Purchases of property and equipment	$83	$20
Right-of-use assets in exchange for lease liabilities	$3,854	$2,312
Reduction in right-of-use assets in relation to a lease of a formerly disposed of business	$870	$—
The accompanying notes are an integral part of these consolidated financial statements.

Playboy, Inc.
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
In the fourth quarter of 2024, our wholly-owned subsidiary, Playboy Enterprises, Inc. (“PEI”), entered into a License & Management Agreement (the “LMA”) with Byborg Enterprises SA (“Byborg”), pursuant to which Byborg agreed, that as of January 1, 2025, Byborg would operate our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses and license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. Such digital operations were previously part of our Digital Subscriptions and Content operating and reportable segment. As a result, effective January 1, 2025, we have two reportable segments: Direct-to-Consumer and Licensing. Refer to Note 20, Segments.
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
Reclassifications
Certain prior period amounts in the consolidated statements of cash flows and certain notes to consolidated financial statements have been reclassified to conform with the current period presentation.
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

The following table represents revenue from our customers exceeding 10% of our total revenue:

	Year Ended December 31,
Customer	2025	2024
Customer A (1)	17%	*
_________________
(1) The agreement with this licensee was entered into in the fourth quarter of 2024 and went into effect as of January 1, 2025. Refer to Note 19, Related Party Transactions for details.
*Indicates revenues for the customer did not exceed 10% of our total for the year ended December 31, 2024.
The following table represents accounts receivable from our customers exceeding 10% of our total accounts receivable:

Customer	December 31, 2025	December 31, 2024
Customer B	14%	*
Customer C	12%	*
Customer D	12%	*
_____________ *Indicates the receivables for the customer did not exceed 10% of our total as of December 31, 2024.

Cash Equivalents
Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.
Restricted Cash
At December 31, 2025 and 2024, restricted cash was primarily related to cash collateralized letters of credit we maintained in connection with the lease of our Los Angeles headquarters, a cash collateralized letter of credit in relation to the lease of office space in Miami Beach, and Honey Birdette’s term deposit in relation to its Sydney office lease.
Liquidity Assessment
The macroeconomic factors that adversely impacted our business since the second quarter of 2022 have begun to subside in 2025, and our financial performance has improved as we become a more capital-light enterprise. Our net revenues for the year ended December 31, 2025 increased by $4.8 million, compared to the year ended December 31, 2024, and this increase, coupled with a $22.0 million decrease in expenses related to the revamp of our digital business and lower non-cash asset impairment charges of $24.0 million, drove a decrease in our operating loss and net loss in 2025 compared to 2024. For the year ended December 31, 2025, we reported an operating loss of $8.0 million, and positive operating cash flows of $0.02 million. As of December 31, 2025, we had approximately $37.8 million in unrestricted cash and cash equivalents. We expect our capital expenditures and working capital requirements in 2026 to be largely consistent with 2025.
As of December 31, 2025, we were in compliance with the covenants under our senior secured credit agreement (including through there being no testing of our Total Net Leverage Ratio (as defined in the A&R Credit Agreement) until the quarter ending June 30, 2026). However, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience material decreases to net sales and operating cash flows and materially higher operating losses, and could experience difficulty remaining in compliance with such covenants. Refer to Note 9, Debt, for further details regarding the terms of our A&R Credit Agreement and the A&R Term Loans (as such terms are defined in such Note 9).
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
Inventories
Inventories consist primarily of finished goods and are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, and net realizable value. Inventory reserves are recorded for excess and slow-moving inventory. Our analysis to determine reserves includes a review of inventory quantities on hand at period-end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value is determined based on historical sales experience on a style-by-style basis. The valuation of inventory could be impacted by changes in public and consumer preferences, demand for product, changes in the buying patterns of both retailers and consumers and inventory management.
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

Indefinite-lived Intangible Assets and Goodwill
Indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of Playboy-branded trademarks. Our indefinite-lived Playboy-branded trademarks are periodically reviewed for indicators of impairment whenever events or changes in circumstances indicate that the value of these assets may not be recoverable or that the useful life is shorter than originally estimated.
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
In the third quarter of 2024, we had impairment indicators with respect to our indefinite-lived Playboy-branded trademarks, causing us to perform a quantitative impairment test on our indefinite-lived Playboy-branded trademarks as of September 30, 2024. The quantitative test indicated that their carrying value was less than their fair value, thus, no impairment charges to our Playboy-branded trademarks were recognized. No impairment charges to our indefinite-lived Playboy-branded trademarks were recorded during the year ended December 31, 2024.
During the year ended December 31, 2025, there were no impairment indicators pertaining to our indefinite-lived Playboy-branded trademarks.

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
In the second quarter of 2024, we had impairment indicators to our direct-to-consumer business, causing us to perform a quantitative impairment test for our indefinite-lived and amortizable intangibles, including goodwill, as of June 30, 2024. The quantitative impairment test for indefinite-lived and amortizable intangibles, including goodwill, indicated that their carrying values were less than the fair values, therefore, there were no impairment charges to be recognized on our intangibles, including goodwill during the second quarter of 2024.
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
No impairment charges to our goodwill were recognized during the year ended December 31, 2025.
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
For operating subleases, sublease income is recognized on a straight-line basis over the sublease term. We continue to account for the head lease right-of-use assets and related liabilities as we did prior to the related sublease. Sublease income is presented separately from lease expense in our consolidated statements of operations and is not netted against lease expense.

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
A portion of consumer product sales is generated through third-party sellers, who list the product on their websites. These sales are either fulfilled by us or through the third-party seller’s fulfillment services. We recognize the fees retained by the third-party sellers as expenses in cost of sales for inventory provided through drop-shipment arrangements. Such arrangements ended in the first half of 2025.
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
Digital Subscriptions and Content
Starting January 1, 2025, we licensed the operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses, which were previously owned and operated by us and included in our former Digital Subscriptions and Content reportable segment in the prior year comparative period, to Byborg pursuant to the LMA. Revenues received pursuant to the LMA are recognized in accordance with our licensing revenue recognition policy.

Prior to January 1, 2025, digital subscription revenue was derived from subscription sales of playboyplus.com and playboy.tv, which are online content platforms. Digital subscriptions represent stand-ready obligations to provide continuous access to our platforms, and they are satisfied ratably over the term of such subscriptions. We received fixed consideration shortly before the start of the subscription periods from these contracts, which were primarily sold in monthly, annual, or lifetime subscriptions. Revenues from lifetime subscriptions were recognized ratably over a five-year period, representing the estimated period during which the customer accesses the platforms. Revenues from digital subscriptions were recognized ratably over the subscription period. Revenues generated from the sales of creator content offerings and memberships to consumers via our Playboy Club creator platform were recognized at the point in time when the sale is processed. Revenues generated from subscriptions to our creator platform were recognized ratably over the subscription period.
Prior to January 1, 2025, revenues generated from the sales of creator content offerings to consumers on our Playboy Club creator platform were recognized at the point in time when the sale was processed, and the payment was due upon sale. Revenues generated from subscriptions to our creator platform and memberships to consumers were recognized ratably over the applicable subscription/membership period. We received fixed consideration shortly before the start of such subscription/membership periods, which were monthly, quarterly or annual.
Revenues generated from events and sponsorships are recognized when the event occurs, and the payment terms vary on a contract by contract basis and are usually based on contract milestones. Revenues generated from magazine sales and related promotional activities are recognized at the point in time when control is transferred to the customer, and the payment is due when a purchase is made. Effective January 1, 2025, such revenues and expenses, which were previously included in our Digital Subscriptions and Content segment, were presented in our corporate revenue and expense allocations as activities associated with brand marketing and awareness. Our prior year comparative period segment reporting recast such revenues and expenses to conform to our current period segment presentation for comparative purposes.
Prior to January 1, 2025, we also licensed programming content to certain cable television operators and direct-to-home satellite television operators who paid royalties based on monthly subscriber counts and pay-per-view and video-on-demand buys for the right to distribute our programming under the terms of affiliation agreements. The distinct performance obligations under such affiliation agreements included (i) a continuous transmission service to deliver live linear feeds and (ii) licenses to our functional intellectual property that are provided over the contract term that provide the operators the right to use our content library as it exists at a point in time. For both performance obligations, our intellectual property was the predominant or sole item to which the royalties relate. Royalties were generally collected monthly and recognized as revenue as earned. The amount of royalties due to us was reported by operators based on actual subscriber and transaction levels. Such information was generally not received until after the close of the reporting period. In these cases, we followed the variable consideration framework and constraint guidance to estimate the number of subscribers and transactions to recognize royalty amounts based on historical experience. Historical adjustments to recorded estimates have been immaterial. We offered sales incentives through various programs, consisting primarily of co-op marketing. We recorded advertising with customers as a reduction to revenue unless we received a distinct benefit in exchange for credits claimed by the customer and could reasonably estimate the fair value of the distinct benefit received, in which case we recorded it as a marketing expense.
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
Gift Card Liabilities
We account for gift cards sold to customers by recording a liability in other current liabilities and accrued expenses in our consolidated balance sheets at the time of sale, which is recognized as revenue when redeemed or when we have determined the likelihood of redemption to be remote, referred to as gift card breakage. Depending on the jurisdiction in which we operate, gift cards sold to customers have expiration dates from three to five years from the date of sale, or they do not expire and may be subject to escheatment rights. Our gift card liability totaled $1.6 million, $1.7 million and $1.6 million as of December 31, 2025, 2024 and 2023, respectively. Revenue recognized from unredeemed gift card beginning balances was immaterial in 2025 and 2024.

Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency and commission fees, website expenses, marketplace traffic acquisition costs, digital platform expenses (prior to January 1, 2025), transition expenses per the Transition Service Agreement (the “TSA”) (commencing January 1, 2025 through June 30, 2025), credit card processing fees, personnel and affiliate costs, including stock-based compensation, costs associated with brand related initiatives, customer shipping and handling expenses, fulfillment activity costs and freight-in expenses, offset by a reversal of related selling and administrative expenses due to settlement at a discount of certain payable balances in 2024.
Selling and Administrative Expenses
Selling and administrative expenses primarily consist of corporate office and retail store occupancy costs, personnel costs, including stock-based compensation, transition expenses per the TSA (commencing January 1, 2025 through June 30, 2025), brand marketing costs, including magazine related and promotional activities, contractor fees for accounting/finance, legal, human resources, insurance, information technology and other administrative functions.
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $5.1 million and $4.9 million for the years ended December 31, 2025 and 2024, respectively. Prior to January 1, 2025, we also had various arrangements with customers pursuant to which we reimbursed them for a portion of their advertising costs in the form of cooperative marketing, which provided advertising benefits to us. The costs that we incur for such advertising costs are recorded as a reduction of revenue.
Stock-Based Compensation
We measure compensation expense for all stock-based payment awards, including stock options, restricted stock units and performance stock units granted to employees, directors, and non-employees, based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized ratably in earnings, generally over the period during which the recipient is required to provide service. Forfeitures are recognized when they occur.
Our stock options vest ratably over their contractual vesting period, which is generally three to four years, and the fair value of the awards is estimated on the date of grant using a Black-Scholes option pricing model. The expected term of the stock options is estimated using the simplified method, as we have limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock option grants. The expected term represents an estimate of the time options are expected to remain outstanding.
Our restricted stock units vest ratably over the contractual vesting period and the fair value of the awards is estimated on the date of grant as the underlying value of the award. Awards with graded vesting features are recognized over the requisite service period for the entire award. Our performance-based restricted stock units (“PSUs”) vest ratably over the derived requisite service period, which is generally two years, or upon achieving one of certain Playboy’s performance milestones during the contractual vesting period, with certain awards vesting fully upon change in control of the Company or upon sale of the majority of the assets of the Company.
Troubled Debt Restructuring
As per Accounting Standards Codification (“ASC”) subtopic 470-60, “Troubled Debt Restructuring by Debtors” (“ASC 470-60”), a Troubled Debt Restructuring refers to a situation where the creditor grants concessions to a borrower experiencing financial difficulties. A lender is deemed to have granted a concession if the borrower’s effective interest rate on the restructured debt is less than the effective interest rate of the old debt immediately before the restructuring. Such restructuring is done with the intent to provide relief to the borrower and to maximize the potential for payable recovery by the lender.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive income represents foreign currency translation adjustment attributable to Honey Birdette operations. Refer to Consolidated Statements of Comprehensive Loss. Total foreign currency transaction gains and losses were $1.9 million of net gain and $1.6 million of net loss for the years ended December 31, 2025 and 2024, respectively.
Mezzanine Equity
Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted to its redemptions value at each balance sheet date if the instrument is currently redeemable, or probable of becoming redeemable. Prior to August 22, 2025 our Series B Convertible Preferred Stock, par value $0.0001 per share, issued in connection with the Exchange Agreement, as described in Note 9, Debt, and Note 12, Convertible Preferred Stock, was classified as mezzanine equity in our accompanying consolidated financial statements. We elected the accreted redemption value method under which the Series B Convertible Preferred Stock accretes changes in redemption value over the period from the date of issuance (November 13, 2024) to the potential redemption date (December 31, 2027) using the effective interest method. Such adjustments are included in preferred stock accretion on the Series B Convertible Preferred Stock in our Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit) and treated similarly to a dividend on preferred stock in accordance with U.S. GAAP. On August 22, 2025, we completed the conversion of all remaining outstanding shares of Series B Convertible Preferred Stock into shares of our common stock in accordance with the terms of the Series B Convertible Preferred Stock. As of the date of such conversion, we no longer had any shares of preferred stock outstanding. See Note 12, Convertible Preferred Stock, for further details regarding our Series B Convertible Preferred Stock.

Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss attributable to Playboy, Inc. stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. In calculating basic and diluted earnings per share, the Company must allocate earnings to its participating securities with a corresponding reduction in the earnings attributable to common shares under the two-class method. Losses are only allocated to participating securities when the security holders have a contractual obligation to share in the losses of the Company with common stockholders. Because the holders of the Series B Convertible Preferred Stock do not have a contractual obligation to share in the Company’s losses with its common stockholders, the full amount of the Company’s losses for the year ended December 31, 2024 was attributed to the shares of common stock. Thus, the Series B Convertible Preferred Stock discussed in Note 12, Convertible Preferred Stock, has not been included in the diluted earnings per share for the year ended December 31, 2024. In calculating diluted earnings per share, the weighted-average number of shares outstanding for the period is increased to include all potentially dilutive securities. For periods in which we report net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which addresses the accounting and disclosure requirements for certain crypto assets. This ASU requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The ASU’s amendments are effective for all entities holding assets that meet certain scope criteria for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual periods. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. We adopted this ASU in the first quarter of 2025. This ASU did not have a material impact on our disclosures or our consolidated financial statements, as recognized losses related to the fair value remeasurement of our crypto assets during the year ended December 31, 2025 were immaterial, and the fair value of our crypto assets was immaterial as of December 31, 2025 and 2024.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU’s amendments are effective for all entities that are subject to Topic 740, Income Taxes, for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted this ASU on a retrospective basis, and prior period income tax disclosures have been updated to conform to the new requirements. The adoption did not have a material impact on our consolidated financial statements; however, our income tax disclosures have been expanded. Refer to Note 16, Income Taxes, for further information.

Pronouncements Issued but Not Yet Adopted
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which is intended to improve the navigability of the required interim disclosures and clarifies when the guidance is applicable, as well as provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which is intended to address suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities will be required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our consolidated financial statements.

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
For cash equivalents, receivables and certain other current assets and liabilities at December 31, 2025 and 2024, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the refinancing of our senior secured debt in May 2021, its restatement in 2023 and subsequent amendments in 2023, 2024 and 2025, we believe that its carrying value as of December 31, 2025 and 2024 approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 9, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.
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

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(618)	$(618)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(513)	$(513)
There were no transfers of Level 3 financial instruments during the periods presented.
Contingent consideration liability relates to the contingent consideration recorded in connection with our 2021 acquisition of GlowUp Digital Inc. (“GlowUp”), which was acquired to build our creator platform, and represents the fair value for shares which may be still be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of December 31, 2025 and 2024.
We recorded the acquisition-date fair value of these contingent liabilities as part of the consideration transferred. The fair value option was elected for these contingent liabilities, as we believe fair value best reflects the expected future economic value. The fair value of contingent and deferred consideration was estimated using either (i) a Monte Carlo simulation analysis in an option pricing framework, using revenue projections, volatility and stock price as key inputs or (ii) a scenario-based valuation model using probability of payment, certain cost projections, and either discounting (in the case of cash-settled consideration) or stock price (for share-settled consideration) as key inputs. The analysis approach was chosen based on the terms of the purchase agreement and our assessment of appropriate methodology. The contingent payments and value of stock issuances are subsequently remeasured to fair value each reporting date using the same fair value estimation method originally applied with updated estimates and inputs as of December 31, 2025. Fair value change as a result of contingent liabilities fair value remeasurement in 2025 and 2024 was immaterial. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in key inputs described above could have an impact on the payout of contingent consideration.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the year ended December 31, 2025 (in thousands):

Contingent Consideration
Balance at December 31, 2024	$513
Change in fair value and other	105
Balance at December 31, 2025	$618
The increase in the fair value of the contingent consideration for the year ended December 31, 2025 was primarily due to the increase in the price per share of our common stock.
The fair value of our digital assets held, the cryptocurrency “Ethereum”, is based on Level 1 inputs. Recognized losses related to the fair value remeasurement of our digital assets during the year ended December 31, 2025 were immaterial, and the fair value of our digital assets was immaterial as of December 31, 2025 and 2024. Periods prior to December 31, 2025 include digital assets at cost, net of impairment losses incurred since their acquisition, which were immaterial for the year ended December 31, 2024.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
In addition to liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. Generally, the Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, right-of-use assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering market participant assumptions.

We use an income approach, using discounted cash flow and relief from royalty valuation models with Level 3 inputs to measure the fair value of our non-financial assets, including goodwill, indefinite-lived trademarks and definite-lived trade names, and liabilities. With respect to goodwill, key assumptions applied in an income approach using the discounted cash flow valuation model include revenue growth rates and discount rates. With respect to indefinite-lived trademarks, key assumptions used in the income approach and the relief from royalty valuation model include revenue growth rates, royalty rates, and discount rates. With respect to the definite-lived trade names, key assumptions used in the relief from royalty valuation model include revenue growth rates, royalty rates and discount rates. Our cash flow projections represent management’s most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings. Terminal values are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted-average cost of capital and long-term growth rates. Changes in key assumptions, namely discount rates, royalty rates and growth rates, could have an impact on the fair value of our non-financial assets and liabilities. At the impairment date in the third quarter of 2024, we recorded non-cash asset impairment charges related to the write-down of goodwill of $17.0 million. There were no impairment charges on our goodwill during the year ended December 31, 2025.
In the third quarter of 2024, we had impairment indicators with respect to our Playboy Club creator digital platform associated with a decrease in its revenue projections, and we determined that its carrying value was not recoverable as of September 30, 2024. As a result, we recorded $4.7 million of impairment charges related to the write-off of its internally developed software during the year ended December 31, 2024. There were no such impairment charges during the year ended December 31, 2025.
During the year ended December 31, 2025, we recorded impairment charges of $1.5 million on our right-of-use assets related to our corporate leases and wrote off certain of our property, plant and equipment items in the aggregate amount of $0.4 million due to our decision to sublease certain of our corporate office space. Impairment charges on right-of-use assets pertaining to our corporate leases during the year ended December 31, 2024 were $0.6 million.
The following table provides information regarding significant unobservable inputs used in the valuation of our goodwill measured and recorded at fair value at the impairment date (dollar amounts in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range
September 30, 2024
Goodwill	$16,084	Discounted cash flow	Revenue growth rate	3.0% - 25.4%
			Discount rate	19.0%
Assets Held for Sale
In the fourth quarter of 2023, in connection with our transition to a more capital-light business model and to release additional working capital, we initiated the sale of certain pieces of our artwork at auction, but they were not fully disposed of as of December 31, 2025 or 2024. As of December 31, 2025 and 2024, unsold artwork assets met the criteria discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to be classified as current assets held for sale in our consolidated balance sheets as of December 31, 2025 and 2024.
During the year ended December 31, 2025 and 2024, we sold certain pieces of our artwork held for sale for $0.8 million and $2.7 million, respectively, recording a $0.4 million loss on sale in each of the years of 2025 and 2024.
Additionally, we recorded $0.5 million and $3.8 million of impairment charges on our artwork in 2025 and 2024, respectively. Artwork classified as current assets held for sale in our accompanying consolidated balance sheets totaled $3.1 million and $4.8 million as of December 31, 2025 and 2024, respectively.
The assumptions used in measuring fair value of our artwork held for sale are considered Level 2 inputs, which include market prices obtained from recent auctions of similar works of art, or management’s judgment as to their salable value.
Series B Convertible Preferred Stock
On November 13, 2024, pursuant to the Exchange Agreement (as defined in Note 9 below), we issued an aggregate of 28,000.00001 shares of a newly created series of our preferred stock, par value $0.0001 per share, designated as “Series B Convertible Preferred Stock” (the “Series B Convertible Preferred Stock”), as consideration in exchange for approximately $6.4 million of Tranche A loans and approximately $58.9 million of Tranche B loans under the A&R Credit Agreement (as such terms are defined in Note 9, Debt, refer to such Note 9, Debt, for additional details).

The fair value of our only currently authorized (but no longer issued or outstanding as of December 31, 2025) preferred stock (our “Series B Convertible Preferred Stock”), initially measured as of November 13, 2024 (the initial issuance date), was estimated using a binomial lattice model in a risk-neutral framework (a special case of the income approach). Considering the conversion feature was out-of-the-money as of the issuance date and the Series B Convertible Preferred Stock is redeemable by us without penalty, we valued the Series B Convertible Preferred Stock as a non-convertible callable note. Specifically, our future yield is modeled using the Black-Derman-Toy interest rate model in a risk-neutral framework. For each modeled future yield, the value of the Series B Convertible Preferred Stock was calculated incorporating any optimal early prepayment/redemption. The value of the Series B Convertible Preferred Stock was then calculated as the probability-weighted present value over all future modeled payoffs.
Our Series B Convertible Preferred Stock is classified as mezzanine equity in our consolidated balance sheets as of December 31, 2025 and December 31, 2024. No subsequent fair value remeasurement is required. We classified our Series B Convertible Preferred Stock as Level 3 due to the lack of relevant observable inputs. Refer to Note 12, Convertible Preferred Stock, for further information on our Series B Convertible Preferred Stock and its conversion resulting in the elimination of all outstanding shares of our Series B Convertible Preferred Stock as of August 22, 2025.
The following table provides information regarding significant unobservable inputs used in the valuation of our Series B Convertible Preferred Stock measured and recorded at fair value at the measurement date:

	Fair Value per Share	Unobservable Inputs	Value
November 13, 2024	$823	Yield volatility	40.0%
		Risk-free rate	4.30%
		Credit spread	11.0%

3. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream where arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract liabilities are classified as deferred revenue in the consolidated balance sheets as of December 31, 2025 and 2024.
The following table summarizes our contract assets and certain contract liabilities (in thousands):

	December 31,
	2025	2024	2023
Accounts receivable, net	$4,120	$7,271	$7,496
Contract Balances:
Contract assets, current portion	$1,733	$1,531	$1,547
Contract assets, net of current portion	7,467	7,848	8,716
Contract liabilities, current portion	(11,015)	(9,693)	(9,205)
Contract liabilities, net of current portion	(14,252)	(5,762)	(4,641)
Contract liabilities, net	$(16,067)	$(6,076)	$(3,583)

The following table provides a roll-forward of our netted contract assets and contract liabilities (in thousands):

Contract Liabilities, Net
Balance at December 31, 2023	$(3,583)
Revenues recognized that were included in gross contract liabilities at December 31, 2023	25,977
Contract assets reclassified to accounts receivable in 2024	(25,111)
Cash received in advance since prior year and remained in net contract liabilities at December 31, 2024	(3,936)
Billed but unearned revenue that remained in net contract liabilities at December 31, 2024	(110)
Contract impairments, modifications and terminations in 2024	687
Balance at December 31, 2024	$(6,076)
Revenues recognized that were included in gross contract liabilities at December 31, 2024	27,580
Contract assets reclassified to accounts receivable in 2025	(20,259)
Cash received in advance since prior year and remained in net contract liabilities at December 31, 2025	(17,552)
Contract modifications and terminations in 2025	240
Balance at December 31, 2025	$(16,067)
Future Performance Obligations
As of December 31, 2025, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $348.1 million, of which $343.1 million related to trademark licensing, including minimum guaranteed royalties from licensed digital operations per the LMA, $2.4 million pertained to December 31, 2024 deferred revenue balances from our legacy digital subscriptions and products operations and $2.6 million related to direct-to-consumer products.
Unrecognized revenue of the trademark licensing revenue stream will be recognized over the next 14 years, of which 47% will be recognized in the first five years. Such unrecognized revenue does not include variable consideration determined based on the customer’s subsequent sale or usage. Unrecognized revenue of the digital subscriptions and products revenue stream, which pertains to related deferred revenue balances as of December 31, 2024, will be recognized over the next four years, of which 52% will be recognized in the first year.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Year Ended December 31, 2025
	Licensing	Direct-to- Consumer	Corporate	Other	Total
Consumer products	$—	$70,854	$118	$—	$70,972
Trademark licensing	46,406	—	—	—	46,406
Digital subscriptions and products	—	—	961	2,353	3,314
Events and sponsorships	—	—	236	—	236
Total revenues	$46,406	$70,854	$1,315	$2,353	$120,928

	Year Ended December 31, 2024
	Licensing	Direct-to- Consumer	Corporate	Other	Total
Consumer products	$—	$69,729	$—	$—	$69,729
Trademark licensing	24,802	—	—	—	24,802
Digital subscriptions and products	—	—	264	14,154	14,418
Events and sponsorships	—	—	398	—	398
TV and cable programming	—	—	—	6,788	6,788
Total revenues	$24,802	$69,729	$662	$20,942	$116,135

The following table disaggregates revenue by point in time versus over time (in thousands):

	Year Ended December 31,
	2025	2024
Point in time	$71,956	$76,150
Over time	48,972	39,985
Total revenues	$120,928	$116,135

4. Inventories, Net
The following table sets forth inventories, net, which are stated at the lower of cost (first-in, first-out) and net realizable value (in thousands):

	December 31,
	2025	2024
Editorial and other pre-publication costs	$—	$59
Merchandise finished goods	12,934	8,863
Total	$12,934	$8,922
At December 31, 2025 and 2024, reserves for slow-moving and obsolete inventory amounted to $3.3 million and $4.2 million, respectively.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are set forth in the table below (in thousands):

	December 31,
	2025	2024
Contract assets, current portion	$1,733	$1,531
Prepaid inventory and production costs	984	600
Prepaid insurance	1,406	772
Prepaid taxes	440	—
Prepaid software	308	689
Prepaid fees and commissions	327	34
Other	2,227	1,846
Total	$7,425	$5,472

6. Property and Equipment, Net
Property and equipment, net is set forth in the table below (in thousands):

	December 31,
	2025	2024
Software (1)	$7,636	$7,479
Leasehold improvements	10,174	9,759
Equipment	3,660	3,743
Furniture and fixtures (2)	28	1,810
Construction in progress	667	260
Total property and equipment, gross	22,165	23,051
Less: accumulated depreciation	(17,938)	(18,180)
Total	$4,227	$4,871
_________________
(1) The net book value of our software was $0.5 million and $0.3 million as of December 31, 2025 and 2024, respectively, and primarily related to certain portions of our playboy.com website.

(2) The decrease in furniture and fixtures is due to the write-off of certain of our property, plant and equipment items as a result of our decision to sublease certain of our corporate office space during the second quarter of 2025, which resulted in a $0.4 million loss on disposal of assets for the year ended December 31, 2025.

The aggregate depreciation expense related to property and equipment, net was $1.6 million and $5.5 million for the years ended December 31, 2025 and 2024, respectively.

7. Intangible Assets and Goodwill
Intangible Assets
Our indefinite-lived intangible assets that are not amortized but subject to annual impairment testing consist of $146.3 million and $145.7 million of Playboy-branded trademarks as of December 31, 2025 and 2024, respectively. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of our trademarks. Registration and renewal costs capitalized during the years ended December 31, 2025 and 2024 were immaterial.
The table below summarizes our intangible assets, net (in thousands):

	December 31,
	2025	2024
Digital assets, net	$2	$5
Total amortizable intangible assets, net	9,565	10,316
Total indefinite-lived intangible assets	146,315	145,652
Total	$155,882	$155,973
Impairment charges related to our digital assets, comprised of the cryptocurrency “Ethereum”, were immaterial for the years ended December 31, 2025 and 2024.
Our amortizable intangible assets consisted of the following (in thousands):

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Amount
December 31, 2025
Trade names	12	$71,124	$(10,775)	$(50,825)	$9,524
Distribution agreements	15	3,720	(3,679)	—	41
Total		$74,844	$(14,454)	$(50,825)	$9,565

	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Net Carrying Amount
December 31, 2024
Trade names	12	$69,709	$(8,857)	$(50,825)	$10,027
Distribution agreements	15	3,720	(3,431)	—	289
Total		$73,429	$(12,288)	$(50,825)	$10,316
The aggregate amortization expense for definite-lived intangible assets was $1.5 million for the years ended December 31, 2025 and 2024.
As of December 31, 2025, expected amortization expense relating to definite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

2026	$1,270
2027	1,229
2028	1,229
2029	1,229
2030	1,229
Thereafter	3,379
Total	$9,565
Goodwill
As a result of ongoing impacts to our revenue, including declines in consumer demand and discontinued operations, we recorded non-cash asset impairment charges, at the impairment date in the third quarter of 2024, related to the write-down of goodwill of $17.0 million.
Changes in the carrying value of goodwill for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Gross Goodwill	Impairments	Net Goodwill
Balance at December 31, 2023	$238,999	$(184,100)	$54,899
Foreign currency translation adjustment in relation to Honey Birdette	(1,876)	—	(1,876)
Impairments	—	(17,016)	(17,016)
Balance at December 31, 2024	$237,123	$(201,116)	$36,007
Foreign currency translation adjustment in relation to Honey Birdette	1,460	—	1,460
Balance at December 31, 2025	$238,583	$(201,116)	$37,467
Changes in the recorded carrying value of goodwill for the year ended December 31, 2025 by reportable segment were as follows (in thousands):

	Direct-to-Consumer	Licensing	Digital Subscriptions and Content
Balance at December 31, 2024	$19,923	$—	$16,084
Reclassification to reflect segment restructuring	—	16,084	(16,084)
Foreign currency translation and other adjustments	1,460	—	—
Balance at December 31, 2025	$21,383	$16,084	$—

8. Other Current Liabilities and Accrued Expense
Other current liabilities and accrued expenses are set forth in the table below (in thousands):

	December 31,
	2025	2024
Taxes	$10,196	$8,101
Accrued interest	561	4,016
Accrued salaries, wages and employee benefits	5,372	5,014
Accrued agency fees and commissions	1,250	686
Payable to Byborg, net	2,786	—
Accrued creator fees	1,613	2,080
Inventory in transit	884	749
Outstanding gift cards and store credits	1,649	1,713
Other	7,608	6,115
Total	$31,919	$28,474
The LMA with Byborg that was entered into during the fourth quarter of 2024 became effective January 1, 2025. There was a transition period under which we continued to operate the licensed Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses according to the terms of a Transition Service Agreement (the “TSA”) while Byborg worked to take full operational control. The first $5.0 million of operating expenses incurred in relation to such licensed businesses was our responsibility to bear. Any operating expenses paid by us with respect to such licensed businesses above the $5.0 million threshold are reimbursable to us by Byborg. Byborg is entitled to cash collected by us while operating the licensed businesses during the transition period, and we are obligated to remit the funds to Byborg quarterly. The cash is remitted on a net basis to Byborg, such that any operating expenses incurred beyond the $5.0 million expense threshold were deducted from amounts we have collected for Byborg. As of December 31, 2025, the remittances payable to Byborg totaled $2.8 million. In the second quarter of 2025, we reached the $5.0 million threshold of expenses related to the licensed businesses for which we were responsible under the LMA.

9. Debt
The following table sets forth debt (in thousands):

	December 31,
	2025	2024
Term loan, due 2028	$143,861	$144,242
Plus: capitalized payment-in-kind interest	16,054	8,819
Total debt (1)	159,915	153,061
Plus: unamortized debt premium/(discount), net	15,116	24,127
Less: unamortized debt issuance costs	(862)	(613)
Total debt, net of unamortized debt issuance costs and debt premium/discount	174,169	176,575
Less: current portion of long-term debt	(1,524)	(381)
Total debt, net of current portion	$172,645	$176,194
Term Loan
On March 27, 2024, we entered into Amendment No. 2 (the “A&R Second Amendment”) to our Amended and Restated Credit and Guaranty Agreement, dated as of May 10, 2023 (as amended on November 2, 2023, the “A&R Credit Agreement”), which provided for, among other things:
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
•resetting the interest rate margin for both tranche A term loans under the A&R Credit Agreement (“Tranche A”) and tranche B term loans under the A&R Credit Agreement (“Tranche B”, and together with Tranche A, the “A&R Term Loans”) to the same SOFR, plus a 0.10% credit spread adjustment, plus 6.25% (with corresponding changes necessary so that all but 1.00% of the interest rate margin can be paid in-kind); and
•applying amortization of 1% per year to all loans, which is to be paid quarterly starting in the fourth quarter of 2025.
The other terms of the A&R Credit Agreement prior to the A&R Third Amendment remain substantially unchanged, and the new terms went into effect upon the closing of the Exchange Agreement and the issuance of the Series B Convertible Preferred Stock, which occurred on November 13, 2024. The Series B Convertible Preferred Stock was established pursuant to the filing of a Certificate of Designation with the state of Delaware, which certificate set forth the terms of the Series B Convertible Preferred Stock. Upon the filing of such certificate, we issued to the Lenders an aggregate of 28,000.00001 shares of Series B Convertible Preferred Stock with a stated value of $28.0 million. The Series B Convertible Preferred Stock includes a 12% annual dividend rate, which will commence accruing six months after the issuance date, which will be payable in cash or in-kind, solely at our discretion. We have the right to redeem for cash (at any time) or convert the Series B Convertible Preferred Stock at any time, provided that the five-day volume-weighted average price of our common stock is $1.50 or above, with a conversion price floor of $1.50 and a cap of $4.50. Refer to Note 12, Convertible Preferred Stock, for further details in regards to the Series B Convertible Preferred Stock.
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
On March 12, 2025, we entered into Amendment No. 4 to the A&R Credit Agreement (the “A&R Fourth Amendment”). The A&R Fourth Amendment sets the total net leverage ratio levels applicable under the A&R Credit Agreement, once net leverage testing is resumed as of the quarter ending June 30, 2026. For the quarter ending June 30, 2026, the total net leverage ratio will be initially set at 9.00:1.00, reducing over time until the ratio reaches 7.75:1.00 for the quarter ending June 30, 2027 and any subsequent quarter. In the event we prepay more than $15 million of the principal debt under the A&R Credit Agreement, the total net leverage ratio levels are reduced such that they would be initially set at 7.75:1.00 for the quarter ending June 30, 2026, and would reduce over time until the ratio reaches 6.50:1.00 for the quarter ending June 30, 2027 and any subsequent quarter. No applicable prepayments had been made as of December 31, 2025.
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

On November 10, 2025, we entered into Amendment No. 6 to the A&R Credit Agreement (the “A&R Sixth Amendment”). The A&R Sixth Amendment, among other things, (i) extends the maturity of the A&R Credit Agreement to May 25, 2028, (ii) provides that the cash interest rate will be reduced by 0.15% or 0.50% in the event of certain prepayments of $25 million and $50 million, respectively, and (iii) provides that upon the first such prepayment made on the terms and conditions set forth in the A&R Sixth Amendment, the total net leverage ratio will be set at 9.00:1.00 for the quarter ending June 30, 2026, and step down over time until the ratio reaches 7.25:1.00 for the quarter ending December 31, 2027 and any subsequent quarter. Pursuant to the A&R Sixth Amendment, we also paid a fee of $0.4 million to our lenders. The other terms of the A&R Credit Agreement prior to the A&R Sixth Amendment remain substantively unchanged. No prepayments were made in the fourth quarter of 2025 or January 2026.
We performed an assessment of the A&R Sixth Amendment, on a lender-by-lender basis, and determined that the transaction met the criteria for a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as we were experiencing financial difficulties and the lenders granted a concession. However, the total future cash payments under the new debt terms exceeded the carrying amount of our senior secured debt at the date of transaction, therefore, no adjustment to the carrying amount of the senior secured debt was made. Instead, we calculated a new effective interest rate (“EIR”) based on the revised terms of the debt. The debt premium/discount is then amortized over the remaining term of the debt using the new EIR, with interest expense recognized based on such rate in future periods.
As a result of A&R Fourth Amendment, A&R Fifth Amendment and A&R Sixth Amendment, debt issuance costs of $0.5 million were capitalized in 2025. In addition, third party fees of $0.2 million expensed in the period they were incurred in connection with such amendments were recorded in Other (Expense) Income, net during 2025.
The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 10.08%. The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2024 was 11.01%. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2025 was 3.88% and 6.34%, respectively. The effective interest rate of Tranche A and Tranche B A&R Term Loans as of December 31, 2024 was 1.05% and 4.93%, respectively. The difference between the stated interest rate and effective interest rate for Tranche B as of December 31, 2024 was driven primarily by the amortization of $21.3 million of debt discount which is included in the calculation of the effective interest rate.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of December 31, 2025 and 2024.
The following table sets forth maturities of the principal amount of our A&R Term Loans as of December 31, 2025 (in thousands):

2026	$1,524
2027	1,524
2028	156,867
Total	$159,915

10. Redeemable Noncontrolling Interest
On April 13, 2015, the Company sold 25% of the membership interest in its subsidiary, After Dark LLC, to an unaffiliated third party for $1.0 million. As part of the arrangement the Company granted a put right to this party which provides the right, but not the obligation, to the third party to cause the Company to purchase all of the third party’s interest in After Dark LLC at the then fair market value. This put right can be exercised on April 13 of each year. Additionally, the put right can be exercised upon a change of control of the Company. To date, the put right has not been exercised. The Company’s controlling interest in this subsidiary requires the operations of this subsidiary to be included in the consolidated financial statements. Noncontrolling interest with redemption features, such as put options, that are not solely within our control are reported as redeemable noncontrolling interest on the consolidated balance sheets as of December 31, 2025 and 2024, between liabilities and equity. Net income or loss of After Dark LLC is allocated to its noncontrolling member interest based on the noncontrolling member interest’s ownership percentage. There were no operations attributable to redeemable noncontrolling interest that need to be reported in the consolidated statements of operations for the years ended December 31, 2025 and 2024. There was no change in the balance of the redeemable noncontrolling interest as After Dark LLC did not have any operating activities during 2025 and 2024.

11. Stockholders’ Equity
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Company’s Board of Directors (the “Board”). As of December 31, 2025, no dividends had been declared by the Board.
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
Common stock reserved for future issuance consisted of the following as of the dates shown:

	December 31,
	2025	2024
Shares available for grant under equity incentive plans	1,160,627	1,194,947
Options issued and outstanding under equity incentive plans	1,997,466	1,997,466
Unvested restricted stock units	4,121,525	3,660,581
Vested restricted stock units not yet settled	2,002,582	72,000
Unvested performance-based restricted stock units	—	243,424
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	9,531,316	7,417,534
In 2025, we sold shares of our common stock pursuant to our previously registered and announced at-the-market (“ATM”) offering, selling a total of 5,253,769 shares for net proceeds of $10.3 million. As of December 31, 2025, we had $4.2 million of remaining capacity under the ATM. On February 23, 2026, we increased the availability under our ATM to $200,000,000 worth of our common stock.

Treasury Stock
We held 2,249,929 shares of treasury stock as of December 31, 2025 and 2024.

12. Convertible Preferred Stock
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
Series B Convertible Preferred Stock
On November 13, 2024, pursuant to the Exchange Agreement, we issued to our lenders an aggregate of 28,000.00001 shares of the newly created Series B Convertible Preferred Stock, as consideration in exchange for approximately $6.4 million of Tranche A loans and approximately $58.9 million of Tranche B loans under (and as defined in) that certain A&R Credit Agreement.
The Series B Convertible Preferred Stock ranks senior and in priority of payment to the Company’s common stock with respect to distributions on liquidation, winding-up and dissolution. Each share of Series B Convertible Preferred Stock has a liquidation preference equal to the sum of (i) $1,000 (the “Stated Value”) and (ii) all accumulated and unpaid dividends (the “Liquidation Preference”).
Commencing as of May 13, 2025, holders of shares of Series B Convertible Preferred Stock were entitled to receive dividends on such shares (the “Preferred Dividends”). With respect to each share of Series B Convertible Preferred Stock, Preferred Dividends shall accrue daily at a rate of 12.0% per annum (the “Dividend Rate”) on the Stated Value of such share, and will either be payable quarterly in arrears in cash at the sole discretion of the Board, or automatically accrue by increasing the Stated Value of such share and compounded quarterly in arrears. In the event of an Event of Default (as defined in the Certificate of Designation) that remains uncured for 30 days following its occurrence, the Dividend Rate would increase 2% for so long as such Event of Default is continuing.

Holders of shares of Series B Convertible Preferred Stock are also entitled, in certain limited circumstances set forth in the Certificate of Designation, to receive distributions in the same form as dividends actually paid on shares of any Common Stock of the Company (the “Participating Dividends”). With respect to each share of Series B Convertible Preferred Stock, the Participating Dividends would be paid at the Conversion Price (as defined below) as if such share were to be converted into a share of Common Stock.
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
At any time, the Company will have the right, at its option, to redeem, in whole or in part, the Series B Convertible Preferred Stock for cash. The Company would otherwise be required to redeem any then-still outstanding Series B Convertible Preferred Stock in full on December 31, 2027, or upon certain changes of control of the Company, subject to the terms of the Certificate of Designation.
The redemption price would be equal to (i) in the event of a voluntary redemption, the aggregate Liquidation Preference of shares of Series B Convertible Preferred Stock being redeemed, and (ii) in the event of a mandatory redemption, the greater of (a) the Liquidation Preference of such shares and (b) the Average Price of the Common Stock issuable upon conversion of a number of shares Series B Convertible Preferred Stock, which number is equal to the quotient of the Conversion Price of such shares (as if the redemption of such shares were a conversion thereof) divided by $1.50; provided, however, if the mandatory conversion is triggered by a change of control event and the obligations under the Credit Agreement have been paid in full, then the redemption price will be an amount equal to the Liquidation Preference.
Holders of the Series B Convertible Preferred Stock would generally not be entitled to vote on any matter required or permitted to be voted upon by the stockholders of the Company. However, certain matters will require the approval of the holders of not less than the majority of the aggregate Liquidation Preference of the outstanding Series B Convertible Preferred Stock, voting as a separate class, including (1) certain business activities of the Company, (2) certain amendments to the organizational documents of the Company, (3) the incurrence or issuance by the Company of certain indebtedness or shares of senior equity securities, (4) any change to the authorized number of Series B Convertible Preferred Stock shares or (5) taking any action to effect any voluntary deregistration of the Company’s common stock or any voluntary delisting with Nasdaq of the common stock, in each case subject to certain conditions and exceptions.
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
On August 22, 2025, we completed the conversion of all remaining 21,000.00001 outstanding shares of Series B Convertible Preferred Stock into 12,439,730 shares of our common stock, at a conversion price of $1.74448 per share (the “Second Conversion”), in accordance with the terms of the Series B Convertible Preferred Stock. As a result of the Second Conversion, we no longer have any shares of preferred stock outstanding. Holders of the Series B Convertible Preferred Stock had their shares converted to common stock on a pro rata basis. In 2025, we recognized $2.7 million of accretion to the Series B Convertible Preferred Stock’s redemption value recorded in our Consolidated Statement of Mezzanine Equity and Stockholders’ Equity (Deficit) for the year ended December 31, 2025.

13. Stock-Based Compensation
In June 2018, Playboy Enterprises, Inc., a Delaware corporation (“PEI”) adopted its 2018 Equity Incentive Plan (“2018 Plan”), under which 6,287,687 of PEI’s common shares were originally reserved for issuance. Stock options and restricted stock unit awards previously granted under the 2018 Plan that were outstanding immediately prior to the consummation of PEI’s 2021 business combination with the predecessor of Playboy, Inc. (the “Business Combination”) were accelerated and fully vested, and subsequently converted into options to purchase or the right to receive shares of our common stock. Certain of our officers retain outstanding non-qualified stock options under the 2018 Plan.
On February 9, 2021, our stockholders approved our 2021 Equity and Incentive Compensation Plan (“2021 Plan” and with the 2018 Plan, the “Plans”), which became effective following consummation of the Business Combination. As of December 31, 2025, 14,331,506 shares of common stock had been authorized for issuance under our 2021 Plan. In addition, the shares authorized for the 2021 Plan may be increased on an annual basis via an evergreen refresh mechanism for a period of up to 10 years, beginning with the fiscal year that begins January 1, 2022, in an amount equal up to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year. Following the effectiveness of the 2021 Plan, the 2018 Plan still remains outstanding and continues to govern outstanding awards granted thereunder.
Stock Option Activity
Stock option activity under our Plans in 2025 was as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance – December 31, 2024	1,997,466	2.12	6.3	732
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and cancelled	—	—	—	—
Balance – December 31, 2025	1,997,466	$2.12	5.3	$1,116
Exercisable – December 31, 2025	1,997,466	$2.12	5.3	$1,116
Vested and expected to vest as of December 31, 2025	1,997,466	$2.12	5.3	$1,116
The aggregate intrinsic value at December 31, 2025 and 2024 is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at December 31, 2025 and 2024, respectively.
There were no stock options granted or exercised during the year ended December 31, 2024. The grant date fair value of options that vested during the years ended December 31, 2025 and 2024 was $0.5 million during each year.
Restricted Stock Units
A summary of restricted stock unit activity under our Plans in 2025 was as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2024	3,660,581	$1.34
Granted	4,480,641	1.10
Vested	(3,242,220)	1.14
Forfeited	(777,477)	1.50
Unvested and outstanding balance at December 31, 2025	4,121,525	$1.21
The total fair value of restricted stock units that vested during the years ended December 31, 2025 and 2024 was approximately $4.8 million and $1.9 million, respectively. The weighted-average fair value of restricted stock units granted during the year ended December 31, 2024 was $0.83 per share at the grant date. We had 1,846,766 and 72,000 of outstanding and fully vested restricted stock units that remained unsettled at December 31, 2025 and December 31, 2024, respectively, all of which were resolved in 2026 and 2025, respectively. As such, they were excluded from outstanding shares of common stock but were included in weighted-average shares outstanding for the calculation of basic net loss per share for the year ended December 31, 2025 and 2024. The total tax benefit realized from restricted stock units vested was $0.2 million in 2025 and $0.1 million in 2024.

Performance Stock Units
A summary of PSU activity under our 2021 Plan in 2025 was as follows:

	Number of awards	Weighted- average grant date fair value per share
Unvested and outstanding balance at December 31, 2024	243,424	$7.59
Granted	—	—
Vested	(169,021)	26.18
Forfeited	(74,403)	4.95
Unvested and outstanding balance at December 31, 2025	—	$—
The total fair value of PSUs that vested during the years ended December 31, 2025 and 2024 was $0.3 million and $0.5 million, respectively. We had 155,816 outstanding and fully vested PSUs that remained unsettled at December 31, 2025, all of which were settled in 2026. As such, they are excluded from outstanding shares of common stock but are included in weighted-average shares outstanding for the calculation of net loss per share for the year ended December 31, 2025. There were no outstanding and fully vested PSUs that remained unsettled at December 31, 2024. The weighted-average fair value of PSUs that vested during the year ended December 31, 2024 was $12.48 per share at the grant date. There were no PSUs granted during the year ended December 31, 2024. The total tax impact realized from performance stock units vested in 2025 and 2024 was immaterial.
Stock-Based Compensation Expense
Stock-based compensation expense under our Plans was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of sales	$—	$651
Selling and administrative expenses	4,715	6,660
Total	$4,715	$7,311
At December 31, 2025, there was no unrecognized stock-based compensation expense related to unvested stock options or PSUs as all previously unvested and outstanding stock options and PSUs were fully vested as of December 31, 2025. Unrecognized compensation cost related to unvested RSUs was $1.8 million and is expected to be recognized over the remaining weighted-average service period of 0.40 years.

14. Commitments and Contingencies
Leases
Our principal lease commitments are for office, retail store and warehouse spaces under noncancellable operating leases with contractual terms expiring from 2026 to 2037. Some of these leases contain renewal options and rent escalations.
We had $4.4 million in cash collateralized letters of credit related to our corporate headquarters lease, the lease of office space in Miami Beach, and Honey Birdette’s term deposit in relation to its Sydney office lease as of December 31, 2025, and $1.8 million in a cash collateralized letter of credit related to our corporate headquarters lease and Honey Birdette’s term deposit in relation to its Sydney office lease as of December 31, 2024.
We subleased space in our corporate office for fixed rent, which arrangement expires in 2027. We also subleased a part of our former New York office space for a period that approximated the term of such lease that expired in 2024.
In the second quarter of 2025, we renegotiated the terms of a lease related to a formerly disposed business, which remained with us, and was subleased to a third party, to shorten the lease term expiration date from 2031 to 2029. As a result, we recorded a $0.9 million reduction in right-of-use assets and related lease liabilities in the consolidated balance sheet as of December 31, 2025. All other terms of such lease remained the same.

In relation to the operations of Honey Birdette, we had 51 retail stores, one warehouse and two office spaces as of December 31, 2025, which Honey Birdette leases and operates in Australia, the United States and the United Kingdom for the purpose of selling its products to customers. The majority of the leases are triple net leases, for which Honey Birdette, as a lessee, is responsible for paying rent as well as common area maintenance, insurance and taxes. Lease terms run between two and 10 years in length, with the average lease term being approximately five years and, in many cases, include renewal options.
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
Finance leases as of December 31, 2025, and their related cost for the year ended December 31, 2025, were immaterial and were included in Other noncurrent assets in our consolidated balance sheet as of December 31, 2025, with the amortization of the related right-of-use assets being included in selling, general and administrative expenses and interest on the lease liabilities being included in interest expense in our consolidated statements of operations for the year ended December 31, 2025. There were no finance leases for the year ended December 31, 2024.
As of December 31, 2025 and 2024 the weighted average remaining term of these operating leases was 3.9 years and 4.5 years, respectively, and the weighted average discount rate used to estimate the net present value of the operating lease liabilities was 8.2% and 7.2%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $8.6 million and $8.5 million for the years ended December 31, 2025 and 2024, respectively. Right of use assets obtained in exchange for new operating lease liabilities for the years ended December 31, 2025 and 2024 were $3.9 million and $2.3 million, respectively.
Net lease cost recognized in our consolidated statements of operations as of December 31, 2025 and 2024 is summarized in the table below (in thousands).

	Year Ended December 31,
	2025	2024
Operating lease cost	$7,165	$7,803
Variable lease cost	1,781	1,626
Short-term lease cost	1,504	1,818
Sublease income	(1,668)	(880)
Total	$8,782	$10,367
Maturities of our operating lease liabilities as of December 31, 2025 were as follows (in thousands):

Years ending December 31:	Amounts
2026	$8,837
2027	6,258
2028	3,877
2029	3,220
2030	1,892
Thereafter	1,995
Total undiscounted lease payments	26,079
Less: imputed interest	(3,903)
Total operating lease liabilities	$22,176

Operating lease liabilities, current portion	$7,406
Operating lease liabilities, noncurrent portion	$14,770

Future minimum lease payments that are contractually due to us from our sublease arrangements as of December 31, 2025 were as follows (in thousands):

Years ending December 31:	Amounts
2026	$2,188
2027	1,481
2028	429
2029	218
Total	$4,316
On August 11, 2025, through our wholly-owned subsidiary, Playboy Enterprises, Inc., we entered into a triple net lease (the “Lease”) with RK Rivani LLC, a Florida limited liability company (the “Landlord”), pursuant to which, among other matters and on the terms and subject to the conditions set forth in the Lease, we leased from the Landlord approximately 20,169 square feet of office space in Miami Beach, Florida, for a term of 11 years, with lease payments commencing in August 2026, following renovations of the office space. As we did not take possession of the office space as of December 31, 2025, it is not reflected in our consolidated financial statements or in the tables above. We expect to account for the Lease as an operating lease under Accounting Standards Codification, Topic 842, Leases. The future undiscounted fixed non-cancelable payment obligation pertaining to the Lease is approximately $27.1 million.

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
On September 5, 2025, PEII received the decision of the Arbitration tribunal (the “Tribunal”), which found in favor of PEII in connection with its claims, and as a result ordered, among other things, that: (i) the termination notice issued by PEII to New Handong was found to be lawful and effective, (ii) New Handong must cease any further use of Playboy property and materials, including but not limited to the production, sale, or distribution of Playboy-branded products, (iii) New Handong is required to make payments to PEII for guaranteed royalties outstanding at the time of termination, a termination fee, and unpaid marketing expenses, plus interest thereon, and certain other fees and expenses, totaling approximately $81 million, and (iv) all of New Handong’s counterclaims were dismissed. In addition, per the terms of the Tribunal’s decision, as payment of the amounts awarded to PEII were not made in full to PEII by September 20, 2025, interest has been accruing on the amounts owed from the award date to the date of payment at an annual rate of 8.25%. The decision of the Tribunal is final; however, New Handong has not complied with the requirements of such decision. PEII and the Company are seeking enforcement of the Arbitration award in China through the Chinese courts. There can be no assurance that New Handong will comply with a Chinese court’s actions in the future, including making the required monetary payments to PEII and the Company.
Former Model Case
On July 5, 2024, a former Playboy model filed a complaint against the Company, certain of the Company’s affiliates and A&E Television Networks LLC (“A&E”, and collectively, with the Company and its affiliates, the “Defendants”) in California Superior Court for claims arising from A&E’s “Secrets of Playboy” show (the “A&E Show”) which showed certain Playboy videos that depicted the former model. Neither the Company nor its affiliates participated in any way in the creation, production, distribution or airing of the A&E Show, nor did the Company or its affiliates license or otherwise authorize use of the videos in the A&E Show. The complaint alleged, among other things, invasion of privacy, appropriation, distribution of private explicit video, negligence and unfair competition by the Defendants to the detriment of the former model. The lawsuit sought at least $2 million in damages from the Defendants. As neither the Company nor its affiliates participated in any way in the creation, production, distribution or airing of the A&E Show, nor did the Company or its affiliates license or otherwise authorize use of the videos in the A&E Show, this case was dismissed as to the Company and its affiliates, with prejudice, on April 1, 2025.

15. Severance Costs
We incurred severance and related employee benefits costs during 2025 and 2024 due to the reduction of headcount, as we continue to shift our business to a capital-light model. Severance costs recorded in “All Other” in the table below for the year ended December 31, 2025 were primarily related to the transition of our digital subscriptions and content operations into a licensing model pursuant to the LMA, which we expect to complete in 2026. Severance costs recorded in “Corporate” for the year ended December 31, 2025 were primarily related to brand marketing activities. Refer to Note 20, Segments, for further details. Severance costs are recorded in selling and administrative expenses in our consolidated statements of operations, and in other current liabilities and accrued expenses in our consolidated balance sheets. The cumulative amount of related severance costs incurred starting in 2023 was $7.1 million as of December 31, 2025.
Severance costs in our consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Direct-to-Consumer	$82	$36
Corporate	1,296	245
Licensing	147	—
All Other	1,188	605
Total	$2,713	$886

The following is a reconciliation of the beginning and ending severance costs balances recorded in other current liabilities and accrued expenses in our consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2024	$535
Costs incurred and charged to expense	2,713
Costs paid or otherwise settled	(2,976)
Balance at December 31, 2025	$272

16. Income Taxes
The following table sets forth the domestic and foreign components of loss before income taxes (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(23,762)	$(67,301)
Foreign	9,864	(8,948)
Total	$(13,898)	$(76,249)
The following table sets forth income tax benefit (expense) (in thousands):

	Year Ended December 31,
	2025	2024
Current expense from income taxes:
State	$(59)	$(36)
Foreign	(2,635)	(2,048)
Total current expense from income taxes	(2,694)	(2,084)

Deferred benefit (expense) from income taxes:
Federal	147	815
State	3,737	(1,813)
Foreign	36	(66)
Total deferred benefit (expense) from income taxes	3,920	(1,064)
Total	$1,226	$(3,148)

We adopted ASU 2023-09 “Income Taxes (Topic 740) Improvements to Income Tax Disclosures” on a retrospective basis beginning with the year ended December 31, 2024. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective tax amount and rate (in thousands, except percentages):

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$2,919	21.0%	$16,012	21.0%
State and local income taxes, net of federal income tax effect (1)	3,691	26.6	(1,561)	(2.0)
Foreign tax effects:
Australia:
Interest expense - thin capitalization	—	—	(2,207)	(2.9)
Changes in valuation allowance	(724)	(5.2)	—	—
Return to provision adjustments	599	4.3	—	—
Other	34	0.1	(1,118)	(1.5)
Hong Kong:
Withholding tax	(1,089)	(7.8)	923	1.2
Statutory rate difference between Hong Kong and U.S.	355	2.6	—	—
Return to provision adjustments	212	1.5	—	—
Foreign tax credit	539	3.9	—	—
Other	151	1.1	965	1.3
United Kingdom:
Changes in valuation allowance	(197)	(1.4)	—	—
Other	104	0.7	—	—
China:
Local statutory to GAAP adjustments	389	2.8	—	—
Other	167	1.2	—	—
Other foreign jurisdictions	—	—	(34)	—
Effect of cross-border tax laws:
Subpart F	(2,473)	(17.8)	(1,592)	(2.1)
Withholding Tax	(323)	(2.3)	(2,005)	(2.6)
Section 367(d) deemed royalty income	(1,123)	(8.1)	(981)	(1.3)
Changes in valuation allowance	(5,627)	(40.5)	(12,116)	(15.9)
Nontaxable or nondeductible items:
Intangible impairments	—	—	(3,575)	(4.7)
Excess stock-based compensation expense	(580)	(4.2)	—	—
Other	(183)	(1.3)	(902)	(1.2)
Changes in unrecognized tax benefits	(640)	(4.6)	(514)	(0.7)
Other reconciling items	5,025	36.2	5,557	7.3
Total	$1,226	8.8%	$(3,148)	(4.1)%
_________________
(1)The state and local jurisdiction that contributes to the majority (greater than 50%) of the tax effect in this category is California.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States and includes a 15% book minimum tax on corporations with financial accounting profits over $1 billion and a 1% excise tax on certain stock buybacks. The IRA also contains numerous clean energy tax incentives related to electricity production, carbon sequestration, alternative vehicles and fuels, and residential and commercial energy efficiency. The IRA did not have any material impact on the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024.
The Company repatriated foreign earnings of $6.1 million to the United States for the year ended December 31, 2025. Due to the Company’s overall losses incurred and the deduction in the United States for dividends received, such repatriation did not have any material impact on the Company’s tax provision for the year ended December 31, 2025.

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.
The following table sets forth the significant components of deferred tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$93,963	$86,460
Deferred revenue	625	1,477
Stock-based compensation	2,334	2,304
Investments in partnership	666	2,919
Property and equipment, net	611	385
Operating lease liabilities	5,410	6,247
Other deductible temporary differences	18,367	17,808
Total deferred tax assets	121,976	117,600
Less valuation allowance	(90,767)	(86,826)
Deferred tax assets, net	$31,209	$30,774

Deferred tax liabilities:
Intangible assets	$(33,350)	$(35,934)
Operating right of use assets	(4,277)	(5,142)
Total deferred tax liabilities	$(37,627)	$(41,076)
Deferred tax liabilities, net	$(6,418)	$(10,302)
The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company concluded that except for the deferred tax liability recorded on certain indefinite life intangibles, it should record a full valuation allowance against all other net deferred income tax assets at December 31, 2025 and 2024 as none of these deferred income tax assets were more likely than not to be realized as of the balance sheet dates. However, the amount of the deferred income tax assets considered realizable may be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present. Based on the level of historical operating results the Company has recorded a valuation allowance of $90.8 million and $86.8 million as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company’s valuation allowance increased by $4.0 million and increased by $14.7 million, respectively. The increase in valuation allowance in 2025 and 2024 was primarily driven by the increase of federal and foreign NOLs.
As of December 31, 2025, the Company had U.S. federal and state NOL carryforwards of $378.6 million and $149.1 million, respectively, available to offset taxable income in tax year 2025 and thereafter. Of the $378.6 million in federal NOL carryforwards, $196.2 million can be carried forward indefinitely, and the remaining NOL carryforwards start to expire in 2028. Of the $149.1 million in state NOL carryforwards, $9.4 million can be carried forward indefinitely and the remaining start to expire in 2028. The Company also had Australian NOLs, United Kingdom (“U.K.”) NOLs and Hong Kong NOLs of $11.9 million, $1.2 million and $0.2 million, respectively, that can be carried forward indefinitely.
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

A summary of changes to the amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at the beginning of the year	$1,110	$596
Increase (decrease) for positions taken in the current year	781	514
Decrease related to settlements with taxing authorities	(140)	—
Balance at the end of the year	$1,751	$1,110
The Company records a tax benefit from uncertain tax positions only if it is more likely than not the tax position will be sustained with the taxing authority having full knowledge of all relevant information. The Company records a reduction to deferred tax assets for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first period that the more-likely-than-not threshold is not met. The Company recorded unrecognized net tax benefits of $0.6 million for the year ended December 31, 2025 and $0.5 million for the year ended December 31, 2024. The unrecognized tax benefits are related to foreign withholding taxes on the Company’s licensing revenue, allocation of expenses between foreign jurisdictions and permanent establishment risk in a foreign country.
The reversal of the uncertain tax benefits would affect the effective tax rate. The Company has not incurred any material interest or penalties as of the current reporting period with respect to income tax matters. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We estimate that none of the unrecognized tax benefits will be recognized over the next 12 months. As of December 31, 2025 and 2024, there were no material interest and penalties associated with unrecognized tax benefits recorded in the Company’s consolidated statements of operations or consolidated balance sheets.
The Company is subject to examinations by taxing authorities for income tax returns filed in the U.S. federal and states as well as foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2020 or prior; however, its tax attributes, such as NOL carryforwards, are still subject to examination in the year they are used. In our foreign tax jurisdictions, the statute of limitation for tax years after 2019 remain open for examinations in Australia, for tax years after 2021 in the U.K., and for tax years after 2023 in China and Hong Kong.
The amounts of cash income taxes paid by the Company were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Federal	$341	$587
State and local	105	123
Foreign:
Hong Kong	1,084	863
China	(360)	374
All other	—	99
Total income taxes paid, net of amounts refunded	$1,170	$2,046

17. Net Loss Per Share
The following table presents the reconciliation of weighted-average shares used in computing net loss per share, basic and diluted:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(12,672)	$(79,397)
Net loss attributable to Playboy, Inc.	$(12,672)	$(79,397)
Denominator:
Weighted average common shares outstanding - basic	100,264,706	76,048,609
Dilutive potential common stock outstanding:	—	—
Stock options and RSUs	—	—
Weighted average common shares outstanding - diluted	100,264,706	76,048,609
Basic net loss per share	$(0.13)	$(1.04)
Diluted net loss per share	$(0.13)	$(1.04)
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Stock options to purchase common stock	1,997,466	1,997,466
Unvested restricted stock units	4,121,525	3,660,581
Unvested performance-based restricted stock units	—	243,424
Total	6,118,991	5,901,471

18. Accrued Salaries, Wages, and Employee Benefits
We maintain a 401(k) retirement savings plan (the “401(k) Plan”) for all eligible employees in the United States. The 401(k) Plan offers several mutual fund investment options. The purchase of our stock has never been an option in the 401(k) Plan. We make matching contributions to the 401(k) Plan based on each participating employee’s contributions and eligible compensation. The matching contribution expense related to the 401(k) Plan was $0.3 million for each of the years ended December 31, 2025 and 2024. We are also party to an Australian contribution plan that requires contributions based on a percentage of annual compensation. Contributions to such plans totaled $1.2 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.

19. Related Party Transactions
Transactions with Former China JV Partner
In the first quarter of 2023, we entered into a joint venture for Playboy’s China business (the “China JV”) with CT Licensing Limited, a brand management unit of Fung Group, representing many global brands in China, to jointly own and operate the Playboy licensed business in China (including Hong Kong and Macau). For the year ended December 31, 2025 and 2024, the China JV partner earned approximately $0.6 million and $0.4 million in cash dividends, respectively.
In December 2023, we entered into a short-term loan agreement with an affiliate of our China JV partner to support the affiliate’s operating activities related to the China JV. The unsecured loan of $1.2 million accrued interest at a rate of 7.82% per annum and matured as of February 28, 2024. In January 2024, the loan was repaid in full.

In August 2024, we entered into another short-term loan agreement with an affiliate of our China JV partner and shareholder for $96,000. The advanced amounts accrued interest at a rate of 5.00% per annum. The balance as of December 31, 2024 was approximately $40,000. The loan was repaid by the retention of applicable dividends earned and was repaid in full in 2025.

As of October 1, 2025, we and an affiliate of CT Licensing Limited entered into an agency agreement (the “Agency Agreement”), pursuant to which we and CT Licensing Limited agreed to terminate our joint venture relationship and replace it with an agency arrangement, pursuant to which CT Licensing Limited’s affiliate would provide our China licensing business with certain licensing agent and administrative services, in exchange for our payment of commissions to CT Licensing Limited’s affiliate on all licensing revenues they originated for us, from October 1, 2025 until the termination of the Agency Agreement. Such commission expense recorded in 2025 was $0.4 million.
As called for by the Agency Agreement, in December 2025, we purchased from CT Licensing Limited all of its interests in the China JV and terminated all of the management agreements and shareholder agreement with CT Licensing Limited in connection with the China JV. Refer to the Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit) for 2025 for additional details. As a result of such termination, CT Licensing Limited was no longer a related party as of December 31, 2025.
Transactions with Byborg
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
In addition, on December 14, 2024, we entered into the LMA with Byborg, pursuant to which Byborg agreed to license the operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses and to license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. The LMA has an initial term of 15 years, with the operations and license rights pursuant to the LMA having commenced as of January 1, 2025. Pursuant to the LMA, we receive minimum guaranteed royalties of $20 million per year of the term, which are paid in installments during each year. In addition, per the terms of the LMA, Byborg prepaid the minimum guaranteed amount for the second half of year 15 of the initial term of the LMA, which was received in the third quarter of 2025. Playboy is also entitled to receive excess royalties from the businesses licensed to and operated by Byborg, on the terms and conditions set forth in the LMA. During the year ended December 31, 2025, the Company recognized $20.0 million of royalties as licensing revenue pursuant to the LMA. As of December 31, 2025, the contract liabilities, net balance attributable to the LMA was $15.0 million.
There is a transition period under which we will continue to operate the licensed Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses according to the terms of the TSA while Byborg worked to take full operational control. The first $5.0 million of operating expenses incurred in relation to such licensed businesses was our responsibility to bear. Any operating expenses paid by us with respect to such licensed businesses above the $5.0 million threshold are reimbursable to us by Byborg. Byborg is entitled to cash collected by us while operating the licensed businesses during the transition period, and we are obligated to remit the funds to Byborg quarterly. The cash is remitted on a net basis to Byborg, such that any operating expenses incurred beyond the $5.0 million expense threshold are deducted from amounts we have collected for Byborg. In the second quarter of 2025, we reached the $5.0 million threshold of operating expenses of the digital businesses which we were responsible for under the LMA. As of December 31, 2025, the remittances payable to Byborg totaled $2.8 million.
Transactions with our Primary Lender and its Affiliates
On January 29, 2025, we completed the conversion of 7,000 shares of the 28,000.00001 outstanding shares of our Series B Convertible Preferred Stock into 3,784,688 shares of our common stock, at a conversion price of $1.84956 per share in accordance with the terms of the Series B Convertible Preferred Stock. On August 22, 2025, we completed the conversion of all remaining 21,000.00001 outstanding shares of Series B Convertible Preferred Stock into 12,439,730 shares of our common stock, at a conversion price of $1.74448 per share, in accordance with the terms of the Series B Convertible Preferred Stock. As a result of such conversions, a total of 14,008,313 shares of common stock were issued to affiliates of our primary senior secured lender, as of the conversion date. As a result, on August 22, 2025 (the date of the second conversion), our primary senior secured lender and its affiliates became a related party of the Company. Refer to Note 12, Convertible Preferred Stock, for further information on our Series B Convertible Preferred Stock and its conversion resulting in the elimination of all outstanding shares of our Series B Convertible Preferred Stock as of August 22, 2025.

Total debt, net of unamortized debt issuance costs and debt premium, attributable to affiliates of our primary senior secured lender under the term loan described in Note 9, Debt, was $158.0 million and $160.2 million as of December 31, 2025 and 2024, respectively. Accrued interest included in other current liabilities and accrued expenses in our consolidated balance sheet as of December 31, 2025 and attributable to affiliates of our primary senior secured lender was $0.4 million. Interest expense attributable to affiliates of our primary senior secured lender for the period from August 22, 2025 (the date of the second conversion) through December 31, 2025 was $3.0 million. Interest expense paid to affiliates of our primary senior secured lender for the period from the date of the second conversion through December 31, 2025 was $5.1 million. Pursuant to the A&R Sixth Amendment, we also paid a fee of $0.4 million to our lenders, in November 2025.

20. Segments
As of January 1, 2025, our digital subscriptions and content operations transitioned into a licensing model in conjunction with the LMA. As a result, our previously reported Digital Subscriptions and Content operating and reportable segment was eliminated as of January 1, 2025. As of December 31, 2025, we had two reportable segments: Direct-to-Consumer and Licensing. The Direct-to-Consumer segment derives revenue from sales of consumer products sold directly to customers online or at brick-and-mortar stores through our lingerie business, Honey Birdette, with 51 stores in three countries as of December 31, 2025. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses, and starting January 1, 2025, minimum guaranteed royalties from licensing certain intellectual property and operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses to Byborg pursuant to the LMA.
The prior year comparative period has been recast to include previously reported digital subscriptions and content operations in “All Other”. The “All Other” column in the prior year comparative period table below derived revenue from the subscription of Playboy programming that was distributed through various channels, including websites and domestic and international television, as well as sales of creator content offerings and memberships to consumers through the Playboy Club platform. The “All Other” column for the year ended December 31, 2025 includes amortization of deferred revenue balances related to the previously reported digital subscriptions and content operations that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025), the write-off of certain previously capitalized content expenses and transition expenses incurred pursuant to the TSA.
Revenues and expenses associated with Playboy magazine, events and sponsorships, which were previously included in the Digital Subscriptions and Content segment, were not allocated to segments for the year ended December 31, 2025 due to the realignment of the presentation of such revenues and expenses in the financial information our Chief Operating Decision Maker (“CODM”) reviews. Such revenues and expenses were instead presented in our corporate revenue and expense allocations as activities associated with brand marketing and awareness. Our prior year comparative period segment reporting recast such revenues and expenses to conform to our current period segment presentation for comparative purposes. In the first, second and third quarters of 2024, there were no business activities related to Playboy magazine, events and sponsorships.
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

The following table sets forth financial information by reportable segment and attributable to corporate and certain other activities (in thousands):

	Year Ended December 31, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other (3)	Total
Net revenues	$70,854	$46,406	$1,315	$2,353	$120,928
Cost of sales (1)	(28,461)	(4,536)	(128)	(1,952)	(35,077)
Gross profit	42,393	41,870	1,187	401	85,851
Personnel	(18,595)	(3,538)	(19,820)	(3,308)	(45,261)
Rent	(7,063)	(12)	(1,389)	—	(8,464)
Marketing	(6,143)	(144)	(2,132)	(34)	(8,453)
Other segment items(2)	(10,298)	(6,354)	(13,498)	(1,551)	(31,701)
Operating income (loss)	294	31,822	(35,652)	(4,492)	(8,028)
Interest expense					(8,225)
Other nonoperating expense, net					2,355
Loss before income taxes					$(13,898)

	Year Ended December 31, 2024
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Net revenues	$69,729	$24,802	$662	$20,942	$116,135
Cost of sales (1)	(30,345)	(2,310)	—	(9,125)	(41,780)
Gross profit	39,384	22,492	662	11,817	74,355
Personnel	(16,996)	(2,093)	(16,255)	(12,698)	(48,042)
Rent	(7,238)	—	(2,645)	(28)	(9,911)
Marketing	(6,118)	(138)	(759)	(501)	(7,516)
Other segment items(2)	(11,318)	(5,615)	(16,151)	(26,640)	(59,724)
Operating (loss) income	(2,286)	14,646	(35,148)	(28,050)	(50,838)
Interest expense					(23,689)
Other nonoperating expense, net					(1,722)
Loss before income taxes					$(76,249)
_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of rent for the years ended December 31, 2025 and 2024.
(2) Includes intercompany expense allocations from our Corporate segment to our Direct-to-Consumer segment of $3.9 million and $3.7 million for the year ended December 31, 2025 and 2024, respectively, that eliminate upon consolidation.

(3) For the year ended December 31, 2025, transition expenses associated with the digital businesses licensed to Byborg, which we are responsible for during the transition period pursuant to the TSA, reached the $5.0 million threshold, with $1.7 million recorded as cost of sales and $3.3 million recorded as selling and administrative expenses in our consolidated statements of operations for the year ended December 31, 2025.

Other segment items for the years ended December 31, 2025 and 2024 were primarily comprised of the following:
Direct-to-Consumer: outside consulting and legal fees, as well as technology and equipment expenses.
Licensing: expenses that were attributable to our China joint venture, outside consulting expenses and legal fees.
Corporate: outside consulting expenses, rent expense, insurance expense, and audit and tax fees for the years ended December 31, 2025 and 2024, as well as non-cash impairment charges of $0.5 million and $3.8 million on our artwork held for sale and $1.5 million and $0.6 million on our corporate leases during the years ended December 31, 2025 and 2024, respectively.
All Other: outside consulting expenses for the years ended December 31, 2025 and 2024, as well as non-cash impairment charges of $17.0 million on our goodwill and $4.7 million related to our internally developed software during the year ended December 31, 2024.

The following table sets forth financial information by reportable segment (in thousands):

	Year Ended December 31,
	2025	2024
Depreciation and amortization:
Direct-to-Consumer	$(2,329)	$(3,583)
Digital Subscriptions and Content	—	(2,705)
Corporate	(709)	(719)
Total	$(3,038)	$(7,007)
Refer to Note 7, Intangible Assets and Goodwill, for details on goodwill by reportable segment.
Geographic Information
Revenue by geography is based on where the customer is located. Long-lived assets, net includes property and equipment, net and operating lease right-of-use assets. The following tables set forth revenue and long-lived assets, net by geographic area (in thousands):

	Year Ended December 31,
Net revenues:	2025	2024
United States	$40,160	$55,926
Australia	29,158	31,274
Luxembourg	20,000	—
China	12,632	11,041
United Kingdom	12,228	10,015
Other	6,750	7,879
Total	$120,928	$116,135

	December 31,
Long-lived assets:	2025	2024
United States	$11,376	$18,025
Australia	8,732	6,044
Other	138	270
Total	$20,246	$24,339

21. Subsequent Events

On February 9, 2026 (the “Effective Date”), we entered into a share purchase agreement with UTG Brands Management Group Limited, a company incorporated in Hong Kong (“UTG,” and such agreement, the “Purchase Agreement”). The Purchase Agreement involves the sale and issuance of equity interests in a joint venture entity and the proposed joint venture arrangement with UTG in connection with the management and licensing of Playboy’s intellectual property in the People’s Republic of China, Hong Kong and Macau. At the initial closing of the Purchase Agreement, certain of our subsidiaries will enter into a shareholders agreement that will govern the joint venture.

Share Purchase Agreement

Under the terms of the Purchase Agreement, UTG will purchase 50% of our licensing business in the People’s Republic of China, Hong Kong and Macau, through the acquisition of 50% of the equity interest in Playboy China (BVI) Limited, a BVI business company incorporated in the British Virgin Islands (the “New China JV”), for an aggregate purchase price of $45,000,000. Concurrent with the execution of the Purchase Agreement, UTG paid $9,000,000 to us as a signing deposit (the “Signing Deposit”).

The sale and purchase of the shares will take place over three separate closings, the first of which is expected on or before March 31, 2026 (the “Initial Closing Date”). On the Initial Closing Date, the New China JV will issue and sell 1,333 class B ordinary shares of the New China JV (“Class B Shares”) to UTG for aggregate consideration of $11,997,000 ($9,000,000 of which will be credited from the Signing Deposit, and $2,997,000 of which will be paid on the Initial Closing Date) and we will sell and transfer to UTG 334 Class B Shares for aggregate consideration of $3,006,000, for total aggregate consideration on the Initial Closing Date of $15,003,000. At the second closing (to occur on or before January 4, 2027), we will sell and transfer to UTG 1,667 Class B Shares for aggregate consideration of $15,003,000, and, at the third closing (to occur on or before January 4, 2028), we shall sell and transfer to UTG 1,666 Class B Shares for aggregate consideration of $14,994,000. We will use the full proceeds from the initial, second, and third closings pursuant to the Purchase Agreement for the repayment of debt.

In addition to the proceeds from the sale of equity interest in the New China JV, and subject to the consummation of the transactions contemplated under the Purchase Agreement, we expect to receive (a) $10,000,000 over a three-year period from UTG in connection with brand support services we will provide to UTG under a brand support services agreement, and (b) annual minimum distributions under a shareholders agreement of $10,000,000 in 2026, $9,000,000 in 2027 and $8,000,000 in each of year 2028 through and including 2033. Each of the brand support services agreement and shareholders agreement will be entered into concurrent with the initial closing under the Purchase Agreement.

Conditions to the Transaction

The consummation of the transaction contemplated by the Purchase Agreement (the “Transaction”) is subject to the mutual conditions set forth in the Purchase Agreement, including: (a) absence of any applicable law by a governmental authority prohibiting consummation of the Transaction and (b) the absence of any governmental order, decree, ruling or any other action of a governmental authority restraining, enjoining or prohibiting the Transaction.

In addition, the obligation of UTG to consummate the Transaction is conditioned upon: (a) performance by us and any of our applicable affiliates of all obligations, agreements and covenants in all material respects and compliance with all covenants and conditions in all material respects; (b) the absence of a material adverse change; and (c) receipt of Chinese outbound direct investment approvals and related matters (“ODI Approvals”).

Our obligation to consummate the Transaction is conditioned upon performance by UTG of all obligations, agreements and covenants in all material respects and compliance with all covenants and conditions in all material respects.

Additional Covenants; Other Terms

The Purchase Agreement contains certain representations and warranties, covenants and indemnities customary for transactions similar to the transaction contemplated therein, including, among others, covenants by us and UTG to use commercially reasonable efforts to consummate the Transaction, comply promptly with applicable law as may be imposed and to obtain the ODI Approvals. The representations, warranties, and covenants contained in the Purchase Agreement were made solely for the benefit of the parties thereto and may be subject to limitations agreed upon by such parties.

Termination Fee; Outside Date

The Purchase Agreement contains customary termination rights, including the right of either us or UTG to terminate if certain conditions precedents have not been satisfied on or before March 31, 2026 (the “Outside Date”). If, prior to the Initial Closing Date, the Purchase Agreement is terminated (a) by us or UTG due to any governmental order or governmental authority prohibiting (or the enactment or promulgation of an applicable law that prohibits) the consummation of the Transaction other than a termination as a result of any governmental order or applicable law of the United States that prohibits the consummation of the Transaction, (b) by us in the event the ODI Approvals are not received if (i) the ODI Approvals closing condition has not been waived by UTG and (ii) the failure to receive such approvals is not primarily the result of our failure to comply with our covenants under the Purchase Agreement, (iii) by us or UTG due to the consummation of the Transaction violating an order, decree or judgment of a governmental authority other than a termination as a result of any order, decree or judgment by a governmental authority of the United States, (iv) by us due to UTG’s failure to deliver all items that it is required to deliver under the Purchase Agreement prior to the initial closing, (v) by us due to UTG’s material breach or failure to perform its covenants under the Purchase Agreement, or (vi) by UTG due to ODI Approvals not having been received by the Outside Date, then we will be entitled to retain the Signing Deposit as a termination fee. If the Purchase Agreement is terminated for any other reason prior to the Initial Closing Date, we will be required to reimburse UTG for the amount of the Signing Deposit as a termination fee.

Amendment No. 7 to the Amended and Restated Credit and Guaranty Agreement

On the Effective Date, we entered into Amendment No. 7 of the A&R Credit Agreement (“Amendment No. 7”) to, substantially concurrently with the initial closing of the Transaction, amend the terms of the A&R Credit Agreement, to, among other things: (i) permit the Transaction, (ii) permit the contribution of certain intellectual property from us to the New China JV at the second closing pursuant to the Purchase Agreement, and (iii) provide for additional representations, covenants, and mandatory prepayments related to the Transaction (including the entire $45,000,000 purchase price for the Transaction and an additional $6.666 million from us).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on the evaluation performed as of December 31, 2025, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 due to the material weaknesses described below.

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
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in its report which is included in the following pages of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Playboy, Inc.
Los Angeles, California

Opinion on Internal Control over Financial Reporting
We have audited Playboy, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, mezzanine equity and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”) and our report dated March 16, 2026, expressed an unqualified opinion thereon.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. These material weaknesses related to management’s failure to design and maintain effective controls over financial reporting, specifically related to the following: (1) entity-level controls impacting the control environment, risk assessment procedures, and monitoring controls to prevent or detect material misstatements to the consolidated financial statements; (2) general information technology controls related to program change management, user access, and segregation of duties for systems supporting substantially all of the Company’s internal control processes; (3) documentation of formal accounting policies, procedures and controls across all business processes as well as design and maintenance of controls at the corporate level at a sufficient level of precision; (4) design and implementation of management review controls at a sufficient level of precision over complex accounting areas and related disclosures, including asset impairments, revenue contracts, income tax, stock-based compensation, leases, debt amendments and preferred stock accounting; and, (5) the design and implementation of controls over the existence, accuracy, completeness, valuation and cutoff of inventory.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 16, 2026, on those consolidated financial statements.

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

/s/ BDO USA, P.C.

Los Angeles, California

March 16, 2026

Item 9B. Other Information
No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company in the year ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance is incorporated by reference from the sections entitled “Proposal No. 1 - Election of Directors,” “Executive Officers and Additional Director Information” and “Corporate Governance ” in the Company’s proxy statement for the 2026 annual meeting of the Company’s stockholders (the “2026 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year end.
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

Item 11. Executive Compensation
Information relating to the compensation of our executive officers and directors is incorporated by reference from the sections entitled “Executive Compensation” and “Director Compensation” in the 2026 Proxy Statement (provided that the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the ownership of our securities by certain beneficial owners and our management, equity compensation plans and related stockholder matters is incorporated by reference from the section entitled “Ownership of Common Stock” in the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to related party transactions and director independence is incorporated by reference from the sections entitled “Certain Relationships and Related-Party and Other Transactions” and “Director Independence” in the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services
Information relating to the principal accounting services provided to the Company and the fees for such services is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in the 2026 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
    (a)    The following documents are filed as part of this Annual Report on Form 10-K:
1.    Consolidated Financial Statements: Refer to “Index to Consolidated Financial Statements” at “Item 8. Consolidated Financial Statements and Supplementary Data” herein.
(b)    Consolidated Financial Statement Schedule.
Schedule II -Valuation and Qualifying Account

(in thousands)	Balance at Beginning of Year	Costs Charged to Expenses (Reversal of Expense)	Write-offs	Balance at End of Year
Year Ended December 31, 2024
Reserve for inventory	$5,478	$(1,056)	$(197)	$4,225
Allowance for credit losses	—	636	(155)	481
Year Ended December 31, 2025
Reserve for inventory	$4,225	$(562)	$(329)	$3,334
Allowance for credit losses	481	508	(306)	683
(c)    Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Playboy, Inc. (incorporated by reference to Exhibit 3.1 of PLBY’s Form 8-K filed with the SEC on February 16, 2021)
3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Playboy, Inc. (incorporated by reference to Exhibit 3.1 of Playboy’s Form 8-K filed with the SEC on June 25, 2025)

3.3	Certificate of Designation of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2024)
3.4	Second Amended and Restated Bylaws of Playboy, Inc. (incorporated by reference to Exhibit 3.2 of Playboy’s Form 8-K filed with the SEC on June 25, 2025)
4.1	Description of registrant’s securities
10.1†	Playboy Enterprises, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 of the Company’s Form 8-K filed with the SEC on February 16, 2021)
10.2†
Amended and Restated 2021 Equity and Incentive Compensation Plan of the Company, effective as of June 25, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 25, 2025)

10.3†
Employment Agreement, dated as of January 31, 2021, by and between Playboy Enterprises, Inc. and Ben Kohn (as assumed by the Company) (incorporated by reference to Exhibit 10.23 of the Company’s Form 8-K filed with the SEC on February 16, 2021)

10.4†
Employment Agreement, dated as of March 22, 2023, by and between Marc Crossman and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2023)

10.5†
Employment Agreement, dated as of February 10, 2021, by and between Playboy Enterprises, Inc. and Chris Riley (as assumed by the Company) (incorporated by reference to Exhibit 10.24 of the Company’s Form 8-K filed with the SEC on February 16, 2021)

10.6†
The Company’s Non-Employee Director Compensation Policy, amended and restated as of April 20, 2023 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 10-Q filed with the SEC on May 10, 2023)

Exhibit No.	Description
10.7*
Amended and Restated Credit and Guaranty Agreement, dated as of May 10, 2023, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and Acquiom Agency Services LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.7 of PLBY’s Current Report on Form 10-Q filed with the SEC on May 10, 2023)

10.8*
Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement, dated as of November 2, 2023, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.1 to PLBY’s Current Report on Form 8-K filed with the SEC on November 6, 2023)

10.9*
Amendment No. 2 to Amended and Restated Credit and Guaranty Agreement, dated as of March 27, 2024, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.14 to PLBY’s Annual Report on Form 10-K filed with the SEC on March 29, 2024)

10.10*
Amendment No. 3 to Amended and Restated Credit and Guaranty Agreement, dated November 11, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2024)

10.11
Amendment No. 4 to Amended and Restated Credit and Guaranty Agreement, dated as of March 12, 2025, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025)

10.12*
Amendment No. 5 to Amended and Restated Credit and Guaranty Agreement, dated as of August 11, 2025, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025)

10.13*
Amendment No. 6 to Amended and Restated Credit and Guaranty Agreement, dated as of November 10, 2025, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2025)

10.14*
Amendment No. 7 to Amended and Restated Credit and Guaranty Agreement, dated as of February 9, 2026, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2026)

10.15	Form of Retention Agreement of the Company, dated as of June 4, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 6, 2025)
10.16*
Lease Agreement, dated August 11, 2025, by and between Playboy Enterprises, Inc. and RK Rivani LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025)

10.17*
Share Purchase Agreement, dated February 9, 2026, by and among subsidiaries of the Company and UTG (incorporated by reference to Exhibit 10.1 of the Company’s Form8-K filed with the SEC on February 9, 2026)

10.18†
Employment Agreement, dated as of February 22, 2026, by and between David Miller and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 24, 2026)

14.1
Code of Conduct and Ethics, adopted by the Company’s board of directors on February 10, 2021 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed with the SEC on February 16, 2021)

19.1	Insider Trading Policy
21.1	List of subsidiaries of Playboy, Inc.
23.1	Consent of BDO USA, P.C.
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	The Company’s Clawback Policy
101.INS	Inline XBRL Instance Document

Exhibit No.	Description
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

PLAYBOY, INC.

Date: March 16, 2026	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (Principal executive officer)
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

Name	Title	Date

/s/ Ben Kohn	Chief Executive Officer, President and Director	March 16, 2026
Ben Kohn	(Principal executive officer)

/s/ Marc Crossman	Chief Financial Officer and Chief Operating Officer	March 16, 2026
Marc Crossman	(Principal financial officer and principal accounting officer)

/s/ Suhail Rizvi	Director	March 16, 2026
Suhail Rizvi

/s/ Tracey Edmonds	Director	March 16, 2026
Tracey Edmonds

/s/ James Yaffe	Director	March 16, 2026
James Yaffe

/s/ Juliana F. Hill	Director	March 16, 2026
Juliana F. Hill

	Director	March 16, 2026
György Gattyán