Form 10-Q
period 2026-03-31
Playboy, Inc.
filed 2026-05-11
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of May 4, 2026 was 115,967,061.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

Playboy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Net revenues	$30,236	$28,875
Costs and expenses:
Cost of sales	(9,544)	(9,053)
Selling and administrative expenses	(23,234)	(25,397)
Impairments	—	(301)
Other operating income (expense), net	901	(384)
Total operating expense	(31,877)	(35,135)
Operating loss	(1,641)	(6,260)
Nonoperating (expense) income:
Interest expense, net	(2,499)	(1,888)
Other income, net	1,027	202
Total nonoperating expense, net	(1,472)	(1,686)
Loss before income taxes	(3,113)	(7,946)
Expense from income taxes	(850)	(1,095)
Net loss	$(3,963)	$(9,041)
Net loss per share, basic and diluted	$(0.03)	$(0.10)
Weighted-average shares outstanding, basic and diluted	114,184,037	92,653,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(3,963)	$(9,041)
Other comprehensive income (loss):
Foreign currency translation adjustment	592	(741)
Comprehensive loss	$(3,371)	$(9,782)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$30,167	$37,801
Restricted cash	100	100
Receivables, net of $0.8 million and $0.7 million of allowance for credit losses as of March 31, 2026 and December 31, 2025, respectively	3,678	4,120
Inventories, net	11,421	12,934
Prepaid expenses and other current assets	11,004	7,425
Assets held for sale	3,088	3,088
Total current assets	59,458	65,468
Restricted cash	4,423	4,920
Property and equipment, net	4,442	4,227
Operating right-of-use assets	14,892	16,019
Goodwill	38,016	37,467
Other intangible assets, net	155,991	155,882
Contract assets, net of current portion	7,767	7,467
Other noncurrent assets	793	922
Total assets	$285,782	$292,372
Liabilities, Mezzanine Equity, and Equity
Current liabilities:
Accounts payable	$12,001	$11,930
Deferred revenues, current portion	8,027	11,015
Operating lease liabilities, current portion	7,264	7,406
Long-term debt, current portion	—	1,524
Other current liabilities and accrued expenses	32,400	31,919
Total current liabilities	59,692	63,794
Deferred revenues, net of current portion	12,532	14,252
Deferred tax liabilities, net	6,411	6,418
Operating lease liabilities, net of current portion	13,211	14,770
Long-term debt, net of current portion	157,497	172,645
Other noncurrent liabilities	2,359	2,326
Total liabilities	251,702	274,205
Commitments and contingencies (Note 13)
Mezzanine equity:
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Common stock, par value $0.0001 per share, 400,000,000 shares authorized, 118,600,652 shares issued and 115,398,590 shares outstanding as of March 31, 2026; 400,000,000 shares authorized, 115,069,810 shares issued and 112,819,881 shares outstanding as of December 31, 2025	12	11
Treasury stock, at cost, 3,202,062 and 2,249,929 shares as of March 31, 2026 and December 31, 2025	(7,273)	(5,445)
Additional paid-in capital	777,751	757,441
Accumulated other comprehensive loss	(26,124)	(26,716)
Accumulated deficit	(710,879)	(706,916)
Total stockholders’ equity	33,487	18,375
Noncontrolling interest (Note 9)	801	—
Total equity	34,288	18,375
Total liabilities, mezzanine equity, and equity	$285,782	$292,372
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited; in thousands, except share amounts)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total
Balance at December 31, 2025	112,819,881	$11	$(5,445)	$757,441	$(26,716)	$(706,916)	$18,375	$—	$18,375
Shares issued in connection with equity incentive plans	2,141,091	—	—	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	1,169	—	—	1,169	—	1,169
Shares withheld for taxes in connection with vested restricted stock units	(952,133)	—	(1,828)	—	—	—	(1,828)	—	(1,828)
Sale of common stock	1,389,751	1	—	2,537	—	—	2,538	—	2,538
Initial contribution	—	—	—	14,202	—	—	14,202	801	15,003
Noncontrolling interest capital contribution	—	—	—	2,402	—	—	2,402	—	2,402
Other comprehensive income	—	—	—	—	592	—	592	—	592
Net loss	—	—	—	—	—	(3,963)	(3,963)	—	(3,963)
Balance at March 31, 2026	115,398,590	$12	$(7,273)	$777,751	$(26,124)	$(710,879)	$33,487	$801	$34,288

	Mezzanine Equity		Stockholders’ Deficit
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2024	28,000.00001	23,861	89,861,035	$9	$(5,445)	$718,797	$(27,455)	$(693,637)	$(7,731)
Shares issued in connection with equity incentive plans	—	—	288,846	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	687	—	—	687
Conversion of convertible preferred stock	(7,000)	(7,000)	3,784,688	—	—	7,000	—	—	7,000
Preferred stock accretion	—	1,513	—	—	—	(1,513)	—	—	(1,513)
Other	—	—	—	—	—	—	—	(40)	(40)
Other comprehensive loss	—	—	—	—	—	—	(741)	—	(741)
Net loss	—	—	—	—	—	—	—	(9,041)	(9,041)
Balance at March 31, 2025	21,000.00001	$18,374	93,934,569	$9	$(5,445)	$724,971	$(28,196)	$(702,718)	$(11,379)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(3,963)	$(9,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	945	804
Stock-based compensation	1,169	687
Amortization of debt (premium)/discount and issuance costs	(1,466)	(2,254)
Impairments	—	301
Amortization of right-of-use assets	1,364	1,359
Capitalized paid-in-kind interest	—	2,013
Deferred income taxes	(6)	1,506
Other, net	354	(685)
Changes in operating assets and liabilities:
Receivables, net	349	3,371
Inventories	1,135	995
Contract assets	(1,367)	(448)
Deferred revenues	(4,727)	(5,496)
Operating lease liabilities	(1,920)	(1,575)
Other liabilities and accrued expenses	520	1,467
Other, net	(444)	(624)
Net cash used in operating activities	(8,057)	(7,620)
Cash Flows From Investing Activities
Proceeds from initial closing of new China joint venture	15,003	—
Purchases of property and equipment	(632)	(34)
Net cash provided by (used in) investing activities	14,371	(34)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net	2,538	—
Payment of financing costs	(206)	—
Repayment of long-term debt	(15,000)	—
Payment of tax withholding in connection with vested restricted stock units	(1,828)	—
Other	(7)	(40)
Net cash used in financing activities	(14,503)	(40)
Effect of exchange rate changes on cash and cash equivalents	58	43
Net decrease in cash and cash equivalents and restricted cash	(8,131)	(7,651)
Balance, beginning of year	$42,821	$33,322
Balance, end of period	$34,690	$25,671
Cash and Cash Equivalents and Restricted Cash Consist of:
Cash and cash equivalents	$30,167	$23,719
Restricted cash	4,523	1,952
Total	$34,690	$25,671
Supplemental Disclosures
Cash paid for income taxes, net of refunds	$746	$330
Cash paid for interest	$4,049	$2,554
Supplemental Disclosure of Non-Cash Activities
Noncontrolling interest capital contribution	$2,402	$—
Issuance of common stock in relation to the conversion of preferred stock	$—	$7,000
Preferred stock accretion to redemption value	$—	$1,513
Purchases of property and equipment	$116	$—
Right-of-use assets in exchange for lease liabilities	$151	$—
Sale of artwork in exchange for receivables	$—	$252
Reduction in right-of-use assets due to lease termination	$(112)	$—
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of March 31, 2026, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and equity for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of March 31, 2026 and our results of operations and cash flows for the three months ended March 31, 2026 and 2025. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three-month periods are also unaudited. The interim condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2026.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
We regularly assess these estimates, including, but not limited to, valuation of our trademarks and trade names; valuation of our contingent consideration liabilities; valuation of our income taxes; valuation of any authorized and issued preferred stock; the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; licensing commission accruals; and assessment of the consolidation of any variable interest entities. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.

Concentrations of Business and Credit Risk
We maintain certain cash balances in excess of Federal Deposit Insurance Corporation insured limits. We periodically evaluate the credit worthiness of the financial institutions with which we maintain cash deposits. We have not experienced any losses in such accounts and do not believe that there is any material credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed, with the exception of one licensee as described in the table below.
The following table represents revenue from our customers exceeding 10% of our total revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Customer	2026	2025
Customer A(1)	17%	17%
________________________
(1) Represents minimum guaranteed royalties from licensed digital operations of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses to Byborg Enterprises SA (“Byborg”) pursuant to a License & Management Agreement (the “LMA”) we entered into with Byborg in the fourth quarter of 2024. Refer to Note 19, Related Party Transactions, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K, filed with the SEC on March 16, 2026, for details regarding the LMA.

The following table represents accounts receivable from our customers that exceeded 10% of our total accounts receivable as of March 31, 2026 and December 31, 2025:

Customer	March 31, 2026	December 31, 2025
Customer B	11%	14%
Customer C	—%	12%
Customer D	—%	12%
Restricted Cash
At March 31, 2026 and December 31, 2025, our restricted cash primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters, a cash collateralized letter of credit in relation to the lease of office space in Miami Beach, and Honey Birdette’s term deposit in relation to its Sydney office lease.
Liquidity Assessment
Our financial performance has improved as we have become a more capital-light enterprise. Our net revenues for the three months ended March 31, 2026 increased by $1.4 million, compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, we reported a net operating loss of $1.6 million, an improvement from an operating loss of $6.3 million in the prior year comparative period. As of March 31, 2026, we had approximately $30.2 million in unrestricted cash and cash equivalents, an improvement from $23.7 million in unrestricted cash and cash equivalents as of March 31, 2025. We expect our capital expenditures and working capital requirements in 2026 to be largely consistent with 2025.
As of March 31, 2026, we were in compliance with the covenants under our senior secured credit agreement (the “A&R Credit Agreement”), and there is no testing of our Total Net Leverage Ratio (as defined in the A&R Credit Agreement) until the quarter ending June 30, 2026. However, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience material decreases to net sales and operating cash flows and materially higher operating losses, and we could then experience difficulty remaining in compliance with such covenants. Refer to Note 8, Debt, for further details regarding the terms of our A&R Credit Agreement and the term loans thereunder.

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
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $1.4 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.
Gift Card Liabilities
We account for gift cards sold to customers by recording a liability in other current liabilities and accrued expenses in our consolidated balance sheets at the time of sale, which is recognized as revenue when redeemed or when we have determined the likelihood of redemption to be remote, which is referred to as gift card breakage. Depending on the jurisdiction in which we operate, gift cards sold to customers have expiration dates ranging from three to five years from the date of sale, or they do not expire and may be subject to escheatment rights. Our gift card liability totaled $1.6 million, $1.6 million and $1.7 million as of March 31, 2026, December 31, 2025 and December 31, 2024, respectively. Revenue recognized from unredeemed gift card beginning balances was immaterial for the three months ended March 31, 2026 and 2025.
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
Variable Interest Entity
A variable interest entity (“VIE”) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support, or is structured such that its equity holders do not have power over the activities of the entity; have voting rights, as a group, that are not proportionate to their economic interests; or are not exposed to the residual losses or benefits of the entity. At the inception of a contractual agreement, we determine whether we hold a variable interest in a legal entity that is a VIE and whether we are the primary beneficiary of the VIE. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. If we conclude we are the primary beneficiary of a VIE, we consolidate the accounts of that VIE. We regularly review and reconsider previous conclusions regarding whether we hold a variable interest in a potential VIE, the status of an entity as a VIE, and whether we are the primary beneficiary of a VIE.

Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss. Our other comprehensive income represents foreign currency translation adjustments attributable to Honey Birdette’s operations. Refer to the Condensed Consolidated Statements of Comprehensive Loss. Total net foreign currency transaction gains were $0.6 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU’s amendments are effective for all entities that are subject to Topic 740, Income Taxes, for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted this ASU on a retrospective basis as of December 31, 2025, and prior period income tax disclosures have been updated to conform to the new requirements. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements; however, our income tax disclosures have been expanded. Refer to Note 15, Income Taxes, for further information.
In July 2025, FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides simplified guidance on measuring credit losses for current accounts receivable and contract assets. It offers a practical expedient for all entities and an accounting policy election for non-public business entities to ease the process of estimating expected credit losses under ASC 326-20. The amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted. We adopted ASU 2025-05 effective January 1, 2026, during the interim period ended March 31, 2026, and applied the guidance on a prospective basis. The adoption of ASU 2025‑05 did not have a material impact on our condensed consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which is intended to address suggestions received from stakeholders regarding Accounting Standards Codifications (“ASC”) and makes other incremental improvements to GAAP. The update represents changes to the ASC that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities will be required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our consolidated financial statements.

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
For cash equivalents, receivables and certain other current assets and liabilities at March 31, 2026 and December 31, 2025, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the terms of our senior secured credit facility, including amendments through 2026, we believe that its carrying value at March 31, 2026 and December 31, 2025 approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 8, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.
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

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(528)	$(528)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$(618)	$(618)
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
Contingent consideration liability relates to the contingent consideration recorded in connection with our 2021 acquisition of GlowUp Digital, Inc. (“GlowUp”), which was originally acquired to build our creator platform, and represents the fair value for shares which may still be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of March 31, 2026 and December 31, 2025. The fair value of such shares is remeasured each reporting date using the Company’s stock price as of each reporting date. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the three months ended March 31, 2026 (in thousands):

Contingent Consideration
Balance at December 31, 2025	$618
Change in fair value	(90)
Balance at March 31, 2026	$528
The decrease in the fair value of the contingent consideration for the three months ended March 31, 2026 was primarily due to the decrease in the price per share of our common stock.
Assets Held for Sale
In the fourth quarter of 2023, we began the sale of artwork assets, but they were not fully disposed of as of March 31, 2026 and December 31, 2025, and as such continued to be classified as current assets held for sale in our condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025.

The assumptions used in measuring fair value of our artwork held for sale are considered Level 2 inputs, which include market prices obtained from recent auctions of similar works of art, or management’s judgment as to their salable value. During the three months ended March 31, 2025, we recorded $0.3 million of impairment charges related to our artwork held for sale. There were no impairment charges related to our artwork held for sale recorded during the three months ended March 31, 2026.
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
Series B Convertible Preferred Stock
The fair value of our only currently authorized preferred stock, which was not issued or outstanding as of March 31, 2026 or December 31, 2025 (our “Series B Convertible Preferred Stock”), was initially measured as of November 13, 2024 (the initial issuance date) and was estimated using a binomial lattice model in a risk-neutral framework (a special case of the income approach). Considering the conversion feature was out-of-the-money as of the issuance date and the Series B Convertible Preferred Stock was redeemable by us without penalty, we valued the Series B Convertible Preferred Stock as a non-convertible callable note. Specifically, our future yield is modeled using the Black-Derman-Toy interest rate model in a risk-neutral framework. For each modeled future yield, the value of the Series B Convertible Preferred Stock was calculated incorporating any optimal early prepayment/redemption. The value of the Series B Convertible Preferred Stock was then calculated as the probability-weighted present value over all future modeled payoffs. No subsequent fair value remeasurement was required.
Our Series B Convertible Preferred Stock, previously classified as mezzanine equity in our condensed consolidated balance sheets, was fully converted as of August 22, 2025, and as a result, all outstanding shares of our Series B Convertible Preferred Stock were eliminated. Refer to Note 11, Convertible Preferred Stock, for further information.

3. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream, which arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract liabilities are classified as deferred revenue in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The following table summarizes our contract assets and certain contract liabilities (in thousands):

	March 31, 2026	December 31, 2025	December 31, 2024
Accounts receivable	$3,678	$4,120	$7,271
Contract Balances:
Contract assets, current portion	$2,787	$1,733	$1,531
Contract assets, net of current portion	7,767	7,467	7,848
Contract liabilities, current portion	(8,027)	(11,015)	(9,693)
Contract liabilities, net of current portion	(12,532)	(14,252)	(5,762)
Contract liabilities, net	$(10,005)	$(16,067)	$(6,076)
The following tables provide a roll-forward of our netted contract assets and contract liabilities (in thousands):

Contract Liabilities, Net
Balance at December 31, 2025	$(16,067)
Revenues recognized that were included in gross contract liabilities at December 31, 2025	13,297
Contract assets reclassified to accounts receivable in the three months ended March 31, 2026	(6,755)
Cash received in advance and remained in net contract liabilities at March 31, 2026	(319)
Contract terminations in the three months ended March 31, 2026	90
Other	(251)
Balance at March 31, 2026	$(10,005)

Contract Liabilities, Net
Balance at December 31, 2024	$(6,076)
Revenues recognized that were included in gross contract liabilities at December 31, 2024	8,683
Contract assets reclassified to accounts receivable in the three months ended March 31, 2025	(2,242)
Cash received in advance and remained in net contract liabilities at March 31, 2025	(557)
Contract modifications and terminations in the three months ended March 31, 2025	50
Balance at March 31, 2025	$(142)
Future Performance Obligations
As of March 31, 2026, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $335.0 million, of which $332.6 million related to trademark licensing, including minimum guaranteed royalties from licensed digital operations pursuant to the LMA, $2.1 million pertained to December 31, 2024 deferred revenue balances from our legacy digital subscriptions and products operations and $0.3 million related to direct-to-consumer products.
Unrecognized revenue of the trademark licensing revenue stream is expected to be recognized over the next 14 years, of which 47% is expected to be recognized in the first five years. Such unrecognized revenue does not include variable consideration determined based on the customer’s subsequent sale or usage. Unrecognized revenue of our prior digital subscriptions and products operations, which pertains to related deferred revenue balances as of December 31, 2024, will be recognized over the next four years, of which 52% is expected to be recognized in the first year.

Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended March 31, 2026
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Consumer products	$18,847	$—	$51	$—	$18,898
Trademark licensing	—	10,932	—	—	10,932
Digital subscriptions and products	—	—	81	319	400
Events and sponsorships	—	—	6	—	6
Total revenues	$18,847	$10,932	$138	$319	$30,236

	Three Months Ended March 31, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Consumer products	$16,331	$—	$33	$—	$16,364
Trademark licensing	—	11,451	—	—	11,451
Digital subscriptions and products	—	—	63	846	909
Events and sponsorships	—	—	151	—	151
Total revenues	$16,331	$11,451	$247	$846	$28,875
The following table disaggregates revenue by point in time versus over time (in thousands):

	Three Months Ended March 31,
	2026	2025
Point in time	$18,904	$16,577
Over time	11,332	12,298
Total revenues	$30,236	$28,875

4. Inventories, Net
As of March 31, 2026 and December 31, 2025, our inventories, net, were comprised of merchandise finished goods and are stated at the lower of cost (specific cost and first-in, first-out) and net realizable value. Reserves for slow-moving and obsolete inventory amounted to $3.8 million and $3.3 million as of March 31, 2026 and December 31, 2025, respectively.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Contract assets, current portion	$2,787	$1,733
Noncontrolling interest capital contribution(1)	2,402	—
Prepaid inventory and production costs	868	984
Prepaid insurance	786	1,406
Prepaid taxes	487	440
Prepaid software	361	308
Other	3,313	2,554
Total	$11,004	$7,425
_________________ (1) Contribution from our China joint venture partner to fund a required distribution. Refer to Note 9, Variable Interest Entity for details.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Software(1)	$8,201	$7,636
Leasehold improvements	9,573	10,174
Equipment	3,861	3,660
Furniture and fixtures	29	28
Construction in progress	681	667
Total property and equipment, gross	22,345	22,165
Less: accumulated depreciation	(17,903)	(17,938)
Total	$4,442	$4,227
_________________
(1) The net book value of our software was $0.9 million and $0.5 million for the three months ended March 31, 2026 and December 31, 2025, respectively, and primarily related to certain portions of our playboy.com website.

The aggregate depreciation expense related to property and equipment, net was $0.6 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

7. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Taxes	$9,164	$10,196
Accrued interest	479	561
Accrued salaries, wages and employee benefits	2,988	5,372
Accrued agency fees and commissions	1,384	1,250
Payable to Byborg, net	2,754	2,786
Brand support payment from UTG(1)	4,000	—
Accrued creator fees	1,547	1,613
Inventory in transit	197	884
Outstanding gift cards and store credits	1,627	1,649
Other	8,260	7,608
Total	$32,400	$31,919
_______________ (1) Advanced brand support payment from UTG. Refer to Note 9, Variable Interest Entity, for details.

8. Debt
The following table sets forth our debt (in thousands):

	March 31, 2026	December 31, 2025
Term loan, due 2028	$128,861	$143,861
Plus: capitalized payment-in-kind interest	16,054	16,054
Total debt	144,915	159,915
Plus: unamortized debt premium (discount), net	13,548	15,116
Less: unamortized debt issuance costs	(966)	(862)
Total debt, net of unamortized debt issuance costs and debt premium, net	157,497	174,169
Less: current portion of long-term debt	—	(1,524)
Total debt, net of current portion	$157,497	$172,645
Term Loan
Refer to Note 9, Debt, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K, filed with the SEC on March 16, 2026, for details regarding our A&R Credit Agreement for periods prior to the first quarter of 2025.
On March 12, 2025, we entered into Amendment No. 4 to the A&R Credit Agreement (the “A&R Fourth Amendment”). The A&R Fourth Amendment sets the total net leverage ratio levels applicable under the A&R Credit Agreement, once net leverage testing is resumed as of the quarter ending June 30, 2026. For the quarter ending June 30, 2026, the total net leverage ratio will be initially set at 9.00:1.00, reducing over time until the ratio reaches 7.75:1.00 for the quarter ending June 30, 2027 and any subsequent quarter. In the event we prepay at least $15 million of the principal debt under the A&R Credit Agreement, the total net leverage ratio levels are reduced such that they would be initially set at 7.75:1.00 for the quarter ending June 30, 2026, and would reduce over time until the ratio reaches 6.50:1.00 for the quarter ending June 30, 2027 and any subsequent quarter. As a result of the A&R Fourth Amendment, capitalized debt issuance costs and third party fee expenses during the three months ended March 31, 2025 were immaterial.
On August 11, 2025, we entered into Amendment No. 5 to the A&R Credit Agreement (the “A&R Fifth Amendment”). The A&R Fifth Amendment revised the definition of Consolidated EBITDA in the A&R Credit Agreement to allow for $2.4 million of non-cash rent expense related to our Miami Beach office lease to be added back when calculating such Consolidated EBITDA for applicable periods. The other terms of the A&R Credit Agreement prior to the A&R Fifth Amendment remained substantively unchanged.
On November 10, 2025, we entered into Amendment No. 6 to the A&R Credit Agreement (the “A&R Sixth Amendment”). The A&R Sixth Amendment, among other things, (i) extended the maturity of the A&R Credit Agreement to May 25, 2028, (ii) provided that the cash interest rate would be reduced by 0.15% or 0.50% in the event of certain prepayments of $25 million and $50 million, respectively (both of which did not occur), and (iii) provided that upon the first such prepayment made on the terms and conditions set forth in the A&R Sixth Amendment, the total net leverage ratio would be set at 9.00:1.00 for the quarter ending June 30, 2026, and step down over time until the ratio reaches 7.25:1.00 for the quarter ending December 31, 2027 and any subsequent quarter. The other terms of the A&R Credit Agreement prior to the A&R Sixth Amendment remained substantively unchanged.
On February 9, 2026, we entered into Amendment No. 7 to the A&R Credit Agreement (the “A&R Seventh Amendment”) to, substantially concurrently with New China JV Initial Closing, amend the terms of the A&R Credit Agreement, to, among other things: (i) permit the New China JV transactions, (ii) permit the contribution of certain intellectual property from us to the New China JV at the second closing pursuant to the Purchase Agreement (as defined in Note 9), and (iii) provide for additional representations, covenants, and mandatory prepayments of our loans under the A&R Credit Agreement (including the entire $45,000,000 Purchase Price and an additional $6.666 million from us). Refer to Note 9, Variable Interest Entity, below for definitions of capitalized terms used in, but not defined in, this paragraph.
We performed an assessment of the A&R Seventh Amendment, on a lender-by-lender basis, and accounted for the transaction as a debt modification. As a result of the A&R Seventh Amendment, fees of $0.3 million were expensed as incurred and recorded in Other income, net in the condensed consolidated statement of operations for the three months ended March 31, 2026. Debt issuance costs capitalized in the first quarter of 2026 as a result of the A&R Seventh Amendment were $0.2 million.

The stated interest rate of each of Tranche A and Tranche B of the term loans under the A&R Credit Agreement (the “A&R Term Loans”) as of March 31, 2026 was 10.02%. The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 10.08%. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of March 31, 2026 was 2.93% and 5.74%, respectively. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 3.88% and 6.34%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of March 31, 2026 and December 31, 2025.
The following table sets forth maturities of the principal amount of our A&R Term Loans as of March 31, 2026 (in thousands):

Remainder of 2026	$—
2027	18,300
2028	126,615
Total	$144,915

9. Variable Interest Entity
On February 9, 2026, we entered into a share purchase agreement (the “Purchase Agreement”) with UTG Brands Management Group (“UTG”) for a new joint venture for the Playboy licensing business in China (the “New China JV”), in which UTG is to ultimately own a 50% interest and operate Playboy’s China licensing business for an aggregate purchase price of $45,000,000 (the “Purchase Price”). Concurrent with the execution of the Purchase Agreement, UTG paid $9,000,000 to us as a signing deposit which was ultimately applied to the Purchase Price as of the New China JV Initial Closing (defined below).
On March 20, 2026 (the “Initial Closing Date”), the initial closing pursuant to the Purchase Agreement (the “New China JV Initial Closing”) occurred, and the New China JV was established. On the Initial Closing Date, the New China JV issued and sold 1,333 class B ordinary shares of the New China JV (“Class B Shares”) to UTG for aggregate consideration of $11,997,000, which was concurrently distributed to us, and we sold and transferred to UTG 334 Class B Shares for aggregate consideration of $3,006,000, for total aggregate consideration to us at the New China JV Initial Closing of $15,003,000. At the second closing under the Purchase Agreement (to occur on or before January 4, 2027), we will sell and transfer to UTG 1,667 Class B Shares for aggregate consideration of $15,003,000, and, at the third closing under the Purchase Agreement (to occur on or before January 4, 2028), we will sell and transfer to UTG 1,666 Class B Shares for aggregate consideration of $14,994,000. The full proceeds from the initial, second, and third closings pursuant to the Purchase Agreement are being used for the repayment of debt. During the three months ended March 31, 2026, we repaid $15.0 million of our senior secured debt from Purchase Price proceeds. Refer to Note 8, Debt, for details.

As of the Initial Closing Date, we owned 83.33% and UTG owned 16.67% of the New China JV. While we retain majority control of the New China JV, UTG will manage all operational aspects of Playboy’s licensing business in China, Hong Kong and Macau.

During the three months ended March 31, 2026, we incurred $2.8 million of transaction expenses in connection with the formation of the New China JV, including legal, advisory and other professional fees. These costs are included in selling and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2026.
New China JV Minimum Distributions

Pursuant to the establishment of the New China JV, we are entitled to receive annual minimum distributions of $10,000,000 in 2026, $9,000,000 in 2027 and $8,000,000 in each year from 2028 through and including 2033, in each case, to be paid to us semi-annually. To the extent the New China JV does not have sufficient available cash or earnings to fund such distributions, UTG is contractually obligated to contribute the shortfall amount to the New China JV, which will then distribute such amount to us.

As the New China JV did not have sufficient earnings to fund the entire required dividend distribution due as of the Initial Closing Date, UTG was required to, and did, contribute $2.4 million to the New China JV (the “Noncontrolling Interest Capital Contribution”) pursuant to the terms of the shareholders agreement for the New China JV (the “JV Shareholders Agreement”). The Noncontrolling Interest Capital Contribution has been recorded as a gross-up on the condensed consolidated balance sheet, with a corresponding receivable due from UTG of $2.4 million included in current assets under prepaid expenses and other current assets and an offsetting payable to the New China JV of $2.4 million included in additional paid-in capital as of March 31, 2026. The Noncontrolling Interest Capital Contribution of $2.4 million was received from UTG in April 2026.

Brand Support Services Agreement

Under the terms of a Brand Support Services Agreement between UTG and us (the “BSSA”), UTG will pay us for brand support services up to an annual cap (the “Annual Cap”) of (i) $4,000,000 for services provided in the first contract year, (ii) $4,000,000 for services provided in the second contract year, and (iii) $2,000,000 for services provided in the third contract year.

During the three months ended March 31, 2026, we received an advance payment of $4.0 million from UTG representing the full Annual Cap for the first contract year under the BSSA. As the underlying brand support services had not yet been rendered as of March 31, 2026, the advance payment of $4.0 million was recorded in other current liabilities and accrued expenses on the condensed consolidated balance sheet as of March 31, 2026. We will offset related brand expenses in the period as they are incurred within selling and administrative expenses in the condensed consolidated statements of operations.

Noncontrolling Interests

The New China JV was determined to be a VIE, of which we are the primary beneficiary. As a result of such determination and in accordance with ASC 810, Consolidations, we consolidated the financial results of the New China JV from the Initial Closing Date. There was no New China JV income distribution to UTG in the first quarter of 2026 in conjunction with the terms of the JV Shareholders Agreement. The JV Shareholders Agreement requires UTG to absorb the initial risk of profits shortfalls, creating an economic reality that diverges from the parties’ stated legal ownership percentages. This creates a substantive profit-sharing arrangement where a simple pro-rata allocation of net income or loss would not faithfully depict the underlying economics. Therefore, we allocate net income or loss to the noncontrolling interest using the hypothetical liquidation at book value (the “HLBV”) method. Under the HLBV method, the amount of net income or loss attributable to the noncontrolling interest for each reporting period is determined as the change in the noncontrolling interest holder’s claim on the New China JV’s net assets from the beginning to the end of the period, after adjusting for capital activity and distributions, if any. This claim is calculated by assuming a hypothetical liquidation of the New China JV at its recorded book value as of each balance sheet date, with net assets distributed in accordance with the liquidation and distribution priorities specified in the agreements governing the New China JV.

The New China JV’s distribution priorities entitled us to an initial preferential allocation of an aggregate of $67.0 million through 2033. Until such $67.0 million threshold is fully satisfied, no earnings or hypothetical liquidation proceeds are allocated to the noncontrolling interest. Consequently, in accordance with this distribution waterfall, no value was allocated to the noncontrolling interest for the three months ended March 31, 2026.

Our maximum exposure to loss as a result of our involvement with the New China JV is limited to our investment in the VIE and any unfunded commitments, as UTG is obligated under the JV Shareholders Agreement to fund any shortfall in required minimum distributions. The assets of the New China JV can only be used to settle obligations of the New China JV, and the creditors of the New China JV generally have no recourse to the general credit of the Company.

The following table presents the carrying amounts and classification of the consolidated assets and liabilities of the New China JV as of March 31, 2026, after elimination of intercompany balances (in thousands):

Assets
Cash and cash equivalents	$4,684
Prepaid expenses and other current assets	3,743
Other	790
Total assets	$9,217
Liabilities
Other current liabilities and accrued expenses	$2,353
Deferred revenues, net of current portion	1,360
Other	585
Total liabilities	$4,298

10. Stockholders’ Equity
Common Stock
The holders of our common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by our Board of Directors (the “Board”). As of March 31, 2026, no dividends had been declared by the Board.

On June 16, 2025, our stockholders authorized an increase in the number of authorized shares of common stock of the Company from 150,000,000 to 400,000,000. The increase in our authorized shares did not impact our number of issued or outstanding shares of common stock. Our common stock shares reserved for future issuance consisted of the following as of the dates indicated:

	March 31, 2026	December 31, 2025
Shares available for grant under equity incentive plans	5,424,894	1,160,627
Options issued and outstanding under equity incentive plans	1,997,466	1,997,466
Unvested restricted stock units	4,231,544	4,121,525
Vested restricted stock units not yet settled	—	2,002,582
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	11,903,020	9,531,316
During the three months ended March 31, 2026, we sold shares of our common stock pursuant to our previously registered and announced at-the-market offering (the “ATM”), selling a total of 1,389,751 shares for net proceeds of $2.5 million. On February 23, 2026, we increased the availability under the ATM to $200 million worth of our common stock. As of March 31, 2026, we had $197.2 million of remaining capacity under the ATM.

11. Convertible Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 28,001 shares are designated as “Series B Convertible Preferred Stock”.
On November 13, 2024, pursuant to the Exchange Agreement, we issued to our senior secured lenders an aggregate of 28,000.00001 shares of the Series B Convertible Preferred Stock, as consideration in exchange for approximately $6.4 million of Tranche A A&R Term Loans and approximately $58.9 million of Tranche B A&R Term Loans under that certain A&R Credit Agreement. For a more detailed summary of the terms of the Series B Convertible Preferred Stock, refer to Note 12, Preferred Stock, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 16, 2026.
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
The Conversion resulted in a $7.0 million reduction in the carrying amount of the Series B Convertible Preferred Stock, and we recognized $1.5 million of accretion to the Series B Convertible Preferred Stock’s redemption value recorded in our condensed consolidated statement of equity in the first quarter of 2025.
On August 22, 2025, we completed the conversion of all remaining 21,000.00001 outstanding shares of Series B Convertible Preferred Stock into 12,439,730 shares of our common stock, at a conversion price of $1.74448 per share (the “Second Conversion”), in accordance with the terms of the Series B Convertible Preferred Stock. As a result of the Second Conversion, we no longer had any shares of preferred stock outstanding.

12. Stock-Based Compensation
As of March 31, 2026, 18,844,301 shares of our common stock had been authorized for issuance under our Amended & Restated 2021 Equity and Incentive Compensation Plan and 5,606,175 shares of our common stock were authorized for issuance under our 2018 Equity Incentive Plan.
Stock Option Activity
There was no stock option activity during the three months ended March 31, 2026.

Restricted Stock Unit Activity
A summary of restricted stock unit (“RSU”) activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2025	4,121,525	$1.21
Granted	248,869	2.05
Vested	(138,509)	1.23
Forfeited	(341)	9.83
Unvested and outstanding balance at March 31, 2026	4,231,544	$1.26
The total fair value of RSUs that vested during the three months ended March 31, 2026 and 2025 was approximately $0.2 million and $0.4 million, respectively. We had 139,388 outstanding and fully vested RSUs that remained unsettled at March 31, 2025, all of which were settled in 2025. As such, they were excluded from outstanding shares of common stock but were included in weighted-average shares outstanding for the calculation of net loss per share for the three months ended March 31, 2025. There were no outstanding and fully vested RSUs that remained unsettled at March 31, 2026.
Performance Stock Unit Activity
There was no performance-based restricted stock unit (“PSU”) activity under our equity incentive plans during the three months ended March 31, 2026.
Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans during the three months ended March 31, 2026 and 2025 was $1.2 million and $0.7 million, respectively, and was recorded in selling and administrative expenses in our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, there was no unrecognized stock-based compensation expense related to unvested stock options or PSUs, as all previously unvested and outstanding stock options and PSUs were fully vested as of March 31, 2026. At March 31, 2026, total unrecognized compensation cost related to unvested RSUs was $1.1 million and is expected to be recognized over the remaining weighted-average service period of 1.36 years.

13. Commitments and Contingencies
Leases
Lease cost associated with operating leases for the three months ended March 31, 2026 is included in the first table below. Finance leases as of March 31, 2026, and their related cost for the three months ended March 31, 2026, were immaterial. There were no finance leases during the three months ended March 31, 2025.
On August 11, 2025, through our wholly owned subsidiary, Playboy Enterprises, Inc., we entered into a triple net lease (the “Lease”) with RK Rivani LLC, a Florida limited liability company (the “Landlord”), pursuant to which, among other matters and on the terms and subject to the conditions set forth in the Lease, we leased from the Landlord approximately 20,169 square feet of office space in Miami Beach, Florida, for a term of 11 years, following renovations of the office space. As we did not take possession of the office space as of March 31, 2026, it is not reflected in our condensed consolidated financial statements or in the tables below. We expect to account for the Lease as an operating lease under ASC Topic 842, Leases. The future undiscounted fixed non-cancelable payment obligation pertaining to the Lease is approximately $27.1 million.
In February 2026, we entered into an early termination of an operating lease prior to its contractual expiration date for a Honey Birdette retail store. In connection with the termination, we received a $0.5 million lease termination fee as consideration for vacating the space early. Upon lease termination, we wrote off the remaining right-of-use asset and the corresponding operating lease liability associated with the lease and recorded $0.5 million in Other income, net in our condensed consolidated statements of operations for the three months ended March 31, 2026.

As of March 31, 2026 and December 31, 2025, the weighted-average remaining term of our operating leases was 3.8 years and 3.9 years, respectively, and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 8.3% and 8.2%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $2.3 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $0.2 million for the three months ended March 31, 2026. There were no right-of-use assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2025.
Net lease cost recognized in our condensed consolidated statements of operations is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$1,857	$1,816
Variable lease cost	413	430
Short-term lease cost	392	432
Sublease income	(539)	(225)
Total	$2,123	$2,453

Maturities of our operating lease liabilities as of March 31, 2026 were as follows (in thousands):

Remainder of 2026	$6,585
2027	6,346
2028	3,915
2029	3,253
2030	1,908
Thereafter	1,989
Total undiscounted lease payments	23,996
Less: imputed interest	(3,521)
Total operating lease liabilities	$20,475

Operating lease liabilities, current portion	$7,264
Operating lease liabilities, noncurrent portion	$13,211
Future annual minimum lease payments that are contractually due to us from our sublease arrangements as of March 31, 2026 were as follows (in thousands):

Remainder of 2026	$1,651
2027	1,481
2028	429
2029	218
Total	$3,779
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
On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. The court heard PEII’s motion for summary judgment on June 6, 2023, and dismissed six out of 10 of AVS’ causes of action. AVS’ contract-related claims remain to be determined at trial, which is scheduled for August 10, 2026. In addition, PEII filed a complaint against Sunrise Brands based on their participation in AVS’s misconduct, as well as their own direct misconduct. Both cases have been related together by the court and will be tried together, for both pretrial and trial purposes. We believe AVS’ remaining claims and allegations are without merit, and we will defend this matter vigorously.

14. Severance Costs
We incurred severance and related employee benefits costs during 2026 and 2025 due to the reduction of headcount, as we continue to shift our business to a more capital-light model. Severance costs recorded in “All Other” in the table below for the three months ended March 31, 2026 were primarily related to the transition of our digital subscriptions and content operations into a licensing model, which we expect to complete in 2026. Severance costs recorded in “Corporate” for the three months ended March 31, 2026 were primarily related to brand marketing activities. Refer to Note 18, Segments, for further details. Severance costs are recorded in selling and administrative expenses in our condensed consolidated statements of operations, and in other current liabilities and accrued expenses in our condensed consolidated balance sheets.
Severance costs in our condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Direct-to-Consumer	$25	$27
Corporate	42	1,236
All Other	—	1,008
Total	$67	$2,271

The following is a reconciliation of the beginning and ending severance costs balances recorded in other current liabilities and accrued expenses in our condensed consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2025	$272
Costs incurred and charged to expense	67
Costs paid or otherwise settled	(136)
Balance at March 31, 2026	$203

15. Income Taxes
For the three months ended March 31, 2026 and 2025, our provision for income taxes was an expense of $0.9 million and $1.1 million, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was (27.3)% and (13.8)%, respectively. The effective tax rate for the three months ended March 31, 2026 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three months ended March 31, 2025 differed from the U.S. statutory federal income tax rate of 21% primarily due to impairment charges on artwork held for sale, foreign withholding taxes, the limitations of Internal Revenue Code Section 162(m), stock compensation shortfall deductions and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles.
The One Big Beautiful Bill Act (“OBBBA”) of 2025, or the 2025 Tax Act, enacted on July 4, 2025, made changes to U.S. corporate income taxes, including reinstating the option to claim the full amount of accelerated depreciation deductions on qualified property, with retroactive application beginning January 1, 2025, immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025, and the calculation of the limitation for business interest using earnings before interest, taxes, depreciation and amortization, with retroactive application beginning January 1, 2025. We have evaluated such tax law changes to our consolidated financial position and results of operations for all applicable periods and concluded the OBBBA does not have a material impact on our condensed consolidated financial statements.

16. Net Loss Per Share
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Options	1,997,466	1,997,466
Unvested restricted stock units	4,231,544	3,051,366
Unvested performance-based restricted stock units	—	169,021
Total	6,229,010	5,217,853

17. Related Party Transactions
Transactions with Byborg
On November 5, 2024, The Million S.a.r.l, a subsidiary of Byborg, completed the purchase of 14,900,000 shares of our common stock and became a significant stockholder of the Company as of such date. Thus, both The Million S.a.r.l and Byborg, as well as their affiliates, are considered related parties of the Company.

During the three months ended March 31, 2026 and 2025, we recognized $5.0 million in minimum guaranteed royalties in each such period as licensing revenue pursuant to the LMA. Operating expenses related to the Playboy digital businesses licensed to Byborg were $3.8 million in the first quarter of 2025, and we recorded such expense in our condensed consolidated statements of operations for the three months ended March 31, 2025 pursuant to the terms of our transition services agreement with Byborg (the “TSA”). Refer to Note 19, Related Party Transactions, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K, filed with the SEC on March 16, 2026, for details regarding the TSA.
In the second quarter of 2025, we reached the $5.0 million threshold of operating expenses of the digital businesses which we were responsible for under the LMA. As of March 31, 2026 and December 31, 2025, remittances payable to Byborg pursuant to the LMA totaled $2.8 million at each such period end, the majority of which were paid to Byborg in the second quarter of 2026 and first quarter of 2026, respectively.
Transactions with Our Primary Lender and Its Affiliates
On January 29, 2025, we completed the conversion of 7,000 shares of the 28,000.00001 outstanding shares of our then-outstanding Series B Convertible Preferred Stock into 3,784,688 shares of our common stock, at a conversion price of $1.84956 per share in accordance with the terms of the Series B Convertible Preferred Stock. On August 22, 2025, we completed the conversion of all remaining 21,000.00001 outstanding shares of Series B Convertible Preferred Stock into 12,439,730 shares of our common stock, at a conversion price of $1.74448 per share, in accordance with the terms of the Series B Convertible Preferred Stock. As a result of such conversions, a total of 14,008,313 shares of common stock were issued to affiliates of our primary senior secured lender, and our primary senior secured lender and its affiliates became a related party of the Company. Refer to Note 11, Convertible Preferred Stock, for further information on our Series B Convertible Preferred Stock and its conversion resulting in the elimination of all outstanding shares of our Series B Convertible Preferred Stock as of August 22, 2025.
Total debt, net of unamortized debt issuance costs and debt premium, attributable to affiliates of our primary senior secured lender under the term loan described in Note 8, Debt, was $142.9 million and $158.0 million for the three months ended March 31, 2026 and December 31, 2025, respectively, out of which $142.9 million and $156.6 million was classified as noncurrent for the three months ended March 31, 2026 and December 31, 2025, respectively. Accrued interest attributable to affiliates of our primary senior secured lender is included in other current liabilities and accrued expenses in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 was $0.5 million and $0.4 million, respectively. The interest expense attributable to affiliates of our primary senior secured lender for the three months ended March 31, 2026 was $2.3 million.
Transactions with UTG
UTG Brands Management Group is considered a related party of the Company as the noncontrolling interest holder in the New China JV, which is a consolidated variable interest entity of the Company, and as the operator of all aspects of Playboy’s licensing business in China, Hong Kong and Macau. Refer to Note 9, Variable Interest Entity, for details.

18. Segments
As of March 31, 2026, we had two reportable segments: Direct-to-Consumer and Licensing. The Direct-to-Consumer segment derives revenue from sales of consumer products sold directly to customers online or at brick-and-mortar stores through our lingerie business, Honey Birdette, with 50 stores in three countries as of March 31, 2026. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses, minimum guaranteed royalties from licensing certain intellectual property and the operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses to Byborg pursuant to the LMA.
The “All Other” column for the three months ended March 31, 2026 includes amortization of deferred revenue balances related to the previously reported digital subscriptions and content operations that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025), which will be recognized over the next four years.
The “All Other” column for the three months ended March 31, 2025 includes amortization of deferred revenue balances related to our previously reported digital subscriptions and content operations that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025), the write-off of certain previously capitalized content expenses and transition expenses incurred pursuant to the TSA.
Revenues and expenses associated with Playboy magazine, sales of access to our iPlayboy archives and events and sponsorships were not allocated to segments for the three months ended March 31, 2026 and 2025, and were instead presented in our corporate revenue and expense allocations as activities associated with brand marketing and awareness.

Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. Consolidated operating loss is the measure of segment operating loss most consistent with GAAP that is regularly reviewed by our CODM. Total asset information is not included in the tables below as it is not provided to and reviewed by our CODM. The “All Other” operations are no longer reviewed by our CODM due to their transition into a licensing model pursuant to the LMA. The “Corporate” line item in the tables below includes operating revenues and expenses that are not allocated to the reportable segments presented to our CODM. These revenues are associated with brand marketing and awareness, and include payments from subscribers for access to our iPlayboy archives, revenues from Playboy magazine and events and sponsorships. Corporate expenses include legal, human resources, information technology and facilities, accounting/finance and brand marketing costs. Expenses associated with Playboy magazine, events and sponsorships are included in brand marketing costs. The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies.
The following table sets forth financial information by reportable segment and attributable to corporate and certain other activities (in thousands):

	Three Months Ended March 31,
	2026					2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Net revenues	$18,847	$10,932	$138	$319	$30,236	$16,331	$11,451	$247	$846	$28,875
Cost of sales(1)	(8,053)	(1,491)	—	—	(9,544)	(6,907)	(596)	—	(1,550)	(9,053)
Gross profit	10,794	9,441	138	319	20,692	9,424	10,855	247	(704)	19,822
Personnel	(4,714)	(383)	(4,197)	—	(9,294)	(4,347)	(594)	(5,743)	(2,705)	(13,389)
Rent	(1,850)	—	(195)	—	(2,045)	(1,719)	(7)	(621)	—	(2,347)
Marketing	(1,820)	(12)	(134)	—	(1,966)	(1,462)	(20)	(578)	(34)	(2,094)
Transaction expenses	—	—	(2,833)	—	(2,833)	—	—	—	—	—
Other segment items(2)	(847)	(1,127)	(4,221)	—	(6,195)	(2,426)	(1,277)	(3,666)	(883)	(8,252)
Operating (loss) income	1,563	7,919	(11,442)	319	(1,641)	(530)	8,957	(10,361)	(4,326)	(6,260)
Interest expense					(2,499)					(1,888)
Other nonoperating income, net					1,027					202
Loss before income taxes					$(3,113)					$(7,946)
_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of personnel and rent for the three months ended March 31, 2026 and 2025.
(2) Includes intercompany expense allocations from our corporate segment to our direct-to-consumer segment of $0.3 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively, which are eliminated upon consolidation.

Other segment items for the three months ended March 31, 2026 and 2025 were primarily comprised of the following:
Direct-to-Consumer: outside consulting and legal fees, as well as technology and equipment expenses.
Licensing: expenses that were attributable to our former China joint venture (for the 2025 period only), outside consulting expenses and legal fees.
Corporate: outside consulting expenses, insurance expense, audit and tax fees, brand marketing costs associated with Playboy magazine, events and sponsorships, as well as non-cash impairment charges of $0.3 million on our artwork held for sale (for the 2025 period only) during the three months ended March 31, 2025.
All Other: these only apply to the 2025 period and included outside consulting expenses, technology and equipment expense.

Geographic Information
Revenue by geography is based on where the customer is located. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenues:
United States	$10,566	$9,987
Australia	7,134	6,638
Luxembourg	5,000	5,000
China	3,012	3,196
United Kingdom	2,852	2,641
Other	1,672	1,413
Total	$30,236	$28,875

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2026. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors”, “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2026. As used herein, “we”, “us”, “our”, and the “Company” refer to Playboy, Inc. and its subsidiaries.
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

Business Overview
We are a global consumer lifestyle company marketing our brands through a wide range of licensing initiatives, direct-to-consumer products, Playboy magazine, digital subscriptions and content, and online and location-based entertainment. We have two reportable segments: Direct-to-Consumer and Licensing. Our Direct-to-Consumer segment derives revenue from sales of consumer products sold directly to consumers by Honey Birdette online or at its brick-and-mortar stores, with 50 stores in three countries as of March 31, 2026. Our Licensing segment derives revenue from trademark licenses for third-party consumer products, primarily for various apparel and accessories categories, hospitality, digital gaming and location-based entertainment businesses.

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
In the fourth quarter of 2024, we entered into a License & Management Agreement (the “LMA”) with Byborg Enterprises SA (“Byborg”) to license intellectual property and select Playboy digital assets for $300.0 million in minimum guaranteed payments over the initial 15-year term of the license, which began January 1, 2025.

After having stabilized Playboy’s China business in 2024 and 2025, in the fourth quarter of 2025, we transitioned our joint venture for the Playboy business in China into a more typical licensing structure, with an affiliate of our former China joint venture partner becoming our licensing agent in China. On February 9, 2026, we terminated such licensing agent in preparation for the New China JV (defined below). Also on February 9, 2026, we entered into a share purchase agreement (the “Purchase Agreement”) with UTG Brands Management Group Limited (“UTG”) for a new joint venture for the Playboy business in China (the “New China JV”), in which UTG is to ultimately own a 50% interest and operate Playboy’s China licensing business. The initial closing pursuant to the Purchase Agreement (the “New China JV Initial Closing”) occurred, and the New China JV was established, on March 20, 2026. As of the New China JV Initial Closing, we owned 83.33% of the New China JV and UTG owned 16.67%. While we retain majority control of the New China JV, UTG manages all operational aspects of Playboy’s licensing business in China, Hong Kong and Macau.

We expect our licensing business in China to continue to represent a material part of our overall business. Our licensing revenues from China as a percentage of our total revenues were 10% and 11% for the three months ended March 31, 2026 and 2025, respectively.
We are focused on strategically expanding our Playboy licensing business into new categories and territories with high quality strategic partners and supporting them with brand marketing in the form of content, experiences and editorial works, including through our Playboy magazine.
For our Honey Birdette business, we intend to focus on the U.S. market, where the brand’s stores, on average, generate more revenue and better margins, and generally have customers who tend to spend more and are less price sensitive.
Recent Trade Developments
We continue to monitor ongoing changes in U.S. trade policies, including increasing tariffs on imports, in some cases significantly, and changes to existing international trade agreements. These actions have prompted retaliatory tariffs and other measures by a number of countries. Starting in the second quarter of 2025, actions were taken by the U.S. and certain other countries to modify the timing, rates and/or other aspects of certain of these tariffs. However, some of the new tariffs remain in effect, including tariffs between the U.S. and China, where we source the manufacturing of our Honey Birdette products and where many of our licensees source their products. While the impact of such trade policies on our business remains uncertain, we continue to closely monitor such matters and potential impacts, including increased production costs and higher pricing to our customers, either of which could negatively affect our business, results of operations and financial condition. We are also pursuing refunds of tariffs paid to the U.S. government, to the extent such tariffs are determined to be refundable by the U.S. government.

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
We generate revenue from sales of consumer products sold through our Honey Birdette retail stores or online directly to customers, trademark licenses for third-party consumer products and online and location-based entertainment businesses, and licensing the operation of digital subscriptions and content businesses, which were previously owned and operated by us, to Byborg pursuant to the LMA.
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
Licensing
We license trademarks under multi-year arrangements to consumer products and online and location-based entertainment businesses. Typically, the initial contract term ranges between one to 15 years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual non-refundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Earned royalties received in excess of the minimum guarantee (“Excess Royalties”) are typically payable quarterly. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize Excess Royalties only when the annual minimum guarantee is exceeded. Generally, Excess Royalties are recognized when they are earned. In the event that the collection of any royalty becomes materially uncertain or unlikely, we recognize revenue from our licensees up to the cash we have received. We also license the operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses, which were previously owned and operated by us, to Byborg pursuant to the LMA.
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency and commission fees, website expenses, marketplace traffic acquisition costs, transition expenses per the TSA (commencing January 1, 2025 through June 30, 2025), credit card processing fees, personnel costs, costs associated with branding events, customer shipping and handling expenses, fulfillment activity costs and freight-in expenses.
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

Impairments
Impairments consist of the impairments of our artwork held for sale during the 2025 period.
Other Operating Income (Expense), Net
Other operating income (expense), net consists primarily of gains and losses on the disposal of assets and other miscellaneous items.
Nonoperating (Expense) Income
Interest Expense, Net
Interest expense, net consists of interest on our long-term debt and the amortization of deferred financing costs and debt premium/discount.
Other Income, Net
Other income, net consists primarily of other miscellaneous nonoperating items, such as nonrecurring transaction fees, foreign exchange realized and unrealized transaction gains or losses, early termination fees, debt related costs, bank charges and interest income.
Expense from Income Taxes
Expense from income taxes consists of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Due to cumulative losses, we maintain a valuation allowance against our definite-lived U.S. federal and state deferred tax assets, as well as our Australia and U.K. deferred tax assets.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net revenues	$30,236	$28,875	$1,361	5%
Costs and expenses:
Cost of sales	(9,544)	(9,053)	(491)	5%
Selling and administrative expenses	(23,234)	(25,397)	2,163	(9)%
Impairments	—	(301)	301	(100)%
Other operating income (expense), net	901	(384)	1,285	over 150%
Total operating expense	(31,877)	(35,135)	3,258	(9)%
Operating loss	(1,641)	(6,260)	4,619	(74)%
Nonoperating (expense) income:
Interest expense, net	(2,499)	(1,888)	(611)	32%
Other income, net	1,027	202	825	over 150%
Total nonoperating expense, net	(1,472)	(1,686)	214	(13)%
Loss before income taxes	(3,113)	(7,946)	4,833	(61)%
Expense from income taxes	(850)	(1,095)	245	(22)%
Net loss	(3,963)	(9,041)	5,078	(56)%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(32)	(31)
Selling and administrative expenses	(77)	(88)
Impairments	—	(1)
Other operating income (expense), net	3	(1)
Total operating expense	(106)	(121)
Operating loss	(6)	(21)
Nonoperating (expense) income:
Interest expense, net	(8)	(7)
Other income, net	3	1
Total nonoperating expense, net	(5)	(6)
Loss before income taxes	(11)	(27)
Expense from income taxes	(3)	(4)
Net loss	(14)	(31)

Net Revenues
The following table sets forth net revenues by reportable segment (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Direct-to-consumer	$18,847	$16,331	$2,516	15%
Licensing	10,932	11,451	(519)	(5)%
Corporate	138	247	(109)	(44)%
All Other	319	846	(527)	(62)%
Total	$30,236	$28,875	$1,361	5%
Direct-to-Consumer

The increase in direct-to-consumer net revenues, compared to the prior year comparative period, was driven by continued strong sales of full price Honey Birdette products, particularly in the United States.
Licensing

The decrease in licensing net revenues, compared to the prior year comparative period, was primarily due to the expiration of a small number of licensing agreements, some of which are expected to be replaced in subsequent quarters.
Corporate

The decrease in corporate revenues for the three months ended March 31, 2026 was primarily due to a decrease in corporate branding activities, primarily sponsorship events, as a result of changes in brand strategy.
All Other
The decrease in all other net revenues, compared to the prior year comparative period, was primarily due to lower amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Cost of Sales and Gross Margin
The following table sets forth cost of sales and gross margin by reportable segment (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Cost of sales:
Direct-to-consumer	$(8,053)	$(6,907)	$(1,146)	17%
Licensing	(1,491)	(596)	(895)	150%
Corporate	—	—	—	—
All Other	—	(1,550)	1,550	(100)%
Total	$(9,544)	$(9,053)	$(491)	5%

Direct-to-consumer gross profit	$10,794	$9,424	$1,370	15%
Direct-to-consumer gross margin	57%	58%

Licensing gross profit	$9,441	$10,855	$(1,414)	(13)%
Licensing gross margin	86%	95%

Corporate gross profit	$138	$247	$(109)	(44)%
Corporate gross margin	100%	100%

All Other gross profit	$319	$(704)	$1,023	(145)%
All Other gross margin	100%	(83)%

Total gross profit	$20,692	$19,822	$870	4%
Total gross margin	68%	69%
Direct-to-Consumer

The increase in direct-to-consumer cost of sales, compared to the prior year comparative period, was primarily due to a $0.4 million increase in Honey Birdette’s product, shipping and fulfillment costs as a result of revenue growth, and higher inventory reserves and related write-offs of $0.7 million due to an increase in Honey Birdette’s inventory balance as it prepares for growth. The increase in gross profit was due to higher revenue, particularly driven by sales of full-price products, partly offset by an increase in inventory reserves.
Licensing

The increase in licensing cost of sales and the corresponding decrease in gross margin, compared to the prior year comparative period, was primarily due to a $0.9 million licensing commission payment to our China licensing agent as compared to no commission in the prior year comparative period when the agent was instead a joint venture partner. Furthermore, there was a $0.3 million payment to the China licensing agent as a result of the termination of our agency relationship.
Corporate
Corporate gross profit during the three months ended March 31, 2026 and 2025 primarily related to payments from sales of access to our iPlayboy archives and the 2025 winter issue of Playboy magazine.
All Other
The decrease in all other cost of sales and the increase in the related gross margin, compared to the prior year comparative period, was primarily related to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025, and the inclusion of transition expenses incurred pursuant to the TSA during the three months ended March 31, 2025.

Selling and Administrative Expenses
The decrease in selling and administrative expenses for the three months ended March 31, 2026, as compared to the prior year comparative period, was primarily due to lower payroll expense of $4.6 million, mainly due to the transition of our digital operations into a licensing model during the prior year comparative period, lower rent expense of $0.3 million primarily due to higher sublease income, and a decrease in various professional services of $0.6 million, partly offset by transaction expenses of $2.8 million related to the formation of the New China JV, higher stock-based compensation expense of $0.5 million and a $0.5 million increase in legal expenses related to ongoing litigations.
Impairments
The decrease in impairments for the three months ended March 31, 2026, as compared to the prior year comparative period, was due to impairment charges of $0.3 million related to our artwork held for sale, which was recognized in the prior year comparative period and did not recur in the first quarter of 2026.
Other Operating Income (Expense), Net
The change from other operating expense, net to other operating income, net for the three months ended March 31, 2026, as compared to the prior year comparative period, was due to a loss on the disposal of assets that did not recur in the first quarter of 2026.
Nonoperating (Expense) Income
Interest Expense, Net
The increase in interest expense, net for the three months ended March 31, 2026, as compared to the prior year comparative period, was primarily due to lower amortization of debt premium.
Other Income, Net
The increase in other income, net for the three months ended March 31, 2026, as compared to the prior year comparative period, was primarily due to a $0.5 million fee to vacate a leased store space early and unrealized gains and losses related to foreign currency transactions.
Expense from Income Taxes

The decrease in expense from income taxes for the three months ended March 31, 2026, as compared to the prior year comparative period, was primarily driven by the decrease in pretax book loss and a change in valuation allowance due to a reduction in net indefinite-lived deferred tax liabilities.

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
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(3,963)	$(9,041)
Adjusted for:
Interest expense	2,499	1,888
Expense from income taxes	850	1,095
Depreciation and amortization	945	804
EBITDA	331	(5,254)
Adjusted for:
Transaction expenses	3,474	—
Stock-based compensation	1,169	687
Transition expenses	—	3,830
Severance	67	2,271
Impairments	—	301
Adjustments	(25)	542
Adjusted EBITDA	$5,016	$2,377
•Transaction expenses for the three months ended March 31, 2026 represent transaction costs of $2.8 million related to the formation of the New China JV, termination expenses of $0.3 million related to our former China joint venture arrangements, and $0.3 million of expenses related to the seventh amendment of our senior secured credit agreement.
•Transition expenses for the three months ended March 31, 2025 represent costs associated with the digital operations licensed to Byborg.
•Severance expenses for the three months ended March 31, 2025 were primarily due to the reduction of headcount related to the transition of our digital subscriptions and content operations into a licensing model.
•Impairments for the three months ended March 31, 2025 related to impairment charges on our artwork held for sale.
•Adjustments for the three months ended March 31, 2026 are related to a non-cash fair value change related to the contingent liabilities fair value remeasurement with respect to potential shares issuable for our 2021 acquisition of GlowUp Digital, Inc. that remained unsettled as of March 31, 2026 and other miscellaneous items.
•Adjustments for the three months ended March 31, 2025 are primarily related to a non-cash fair value change related to the contingent liabilities fair value remeasurement with respect to potential shares issuable for our 2021 acquisition of GlowUp Digital, Inc. that remained unsettled as of March 31, 2025, loss on the sale of artwork, consulting, advisory and other costs relating to corporate transactions, as well as reorganization costs resulting from the elimination or rightsizing of specific business activities or operations.

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
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table reconciles Operating (Loss) Income to Adjusted Operating Income (Loss) by reportable segment (in thousands):

	Three Months Ended March 31, 2026
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$1,563	$7,919	$(11,442)	$319	$(1,641)
Adjusted for:
Depreciation and amortization	804	—	141	—	945
Transaction expenses	—	329	2,833	—	3,162
Severance	25	—	42	—	67
Stock-based compensation	—	—	1,169	—	1,169
Adjustments	—	—	(90)	—	(90)
Adjusted operating income (loss)	$2,392	$8,248	$(7,347)	$319	$3,612

	Three Months Ended March 31, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(530)	$8,957	$(10,361)	$(4,326)	$(6,260)
Adjusted for:
Depreciation and amortization	581	—	223	—	804
Transition expenses	—	—	—	3,830	3,830
Severance	27	—	1,236	1,008	2,271
Stock-based compensation	—	—	687	—	687
Impairments	—	—	301	—	301
Adjustments	—	—	542	—	542
Adjusted operating income (loss)	$78	$8,957	$(7,372)	$512	$2,175
Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for descriptions of the adjustments to reconcile net loss to Adjusted EBITDA, certain of which adjustments are listed in the table above and the descriptions used for the reconciliation of net loss to Adjusted EBITDA are also applicable for the table above.
Direct-to-Consumer

Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Direct-to-Consumer segment from 2025 to 2026.

Operating Income (Loss): The change from operating loss to operating income, compared to the prior year comparative period, was primarily due to a $1.4 million increase in Honey Birdette’s gross profit as a result of continued revenue growth, particularly driven by sales of full-price products.

Adjusted Operating Income: The increase in adjusted operating income, compared to the prior year comparative period, was primarily due to the change from operating loss to operating income discussed above.
Licensing
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Licensing segment from 2025 to 2026.

Operating Income: The decrease in operating income, compared to the prior year comparative period, was primarily due to a $1.4 million decrease in licensing gross profit, mainly resulting from a $0.9 million increase in cost of sales due to commission expense for our China licensing agent as compared to no commission in the prior year comparative period when the agent was a joint venture partner, and a $0.3 million payment to such agent as a result of the termination of the agency relationship.
Adjusted Operating Income: The decrease in adjusted operating income, compared to the prior year comparative period, was primarily due to the decrease in operating income discussed above. Adjustments to licensing operating income for the three months ended March 31, 2026 related to the termination of the China licensing agent relationship.
Corporate
The increase in operating loss, compared to the prior year comparative period, was primarily due to transaction expenses of $2.8 million related to the formation of the New China JV, higher stock-based compensation expense of $0.5 million and higher legal expenses of $0.4 million due to ongoing litigations, partly offset by lower payroll and severance costs of $2.4 million, lower rent expense of $0.5 million, primarily as a result of higher sublease income, and lower brand marketing expenses of $0.4 million.
Adjusted operating loss, compared to the prior year comparative period, remained consistent.
All Other
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes from 2025 to 2026 in net revenues and gross profit classified as All Other.

Operating Income: The change from operating loss to operating income, compared to the prior year comparative period, was due to the transition of our digital operations into a licensing model pursuant to the LMA in the prior year comparative period.

Adjusted Operating Income: The decrease in adjusted operating income, compared to the prior year comparative period, was primarily due to lower amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of liquidity are cash generated from operating activities, which primarily includes cash derived from revenue generating activities, from financing activities, including proceeds from our issuance of debt, and proceeds from stock offerings (as described further below), and from investing activities, which includes the sale of assets (as described further below). As of March 31, 2026, our principal source of liquidity was cash and cash equivalents in the amount of $30.2 million, which is primarily held in operating and deposit accounts.
During the three months ended March 31, 2026, we sold shares of our common stock pursuant to our previously registered and announced at-the-market offering (the “ATM”), selling a total of 1,389,751 shares for net proceeds of $2.5 million. As of March 31, 2026, we had $197.2 million of remaining capacity under the ATM.
Pursuant to the LMA entered into in December 2024, Byborg agreed to operate our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses and to license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. Pursuant to the LMA, Byborg was also granted exclusive rights to use Playboy trademarks for certain new adult content services and digital products to be developed. The LMA has an initial term of 15 years, with the operations and license rights pursuant to the LMA commencing as of January 1, 2025, and the possibility for up to nine renewal terms of 10 years each, subject to the terms and conditions set forth in the LMA. Pursuant to the LMA, starting in 2025, Playboy began receiving minimum guaranteed royalties of $20.0 million per year of the term, which royalties are paid in installments during each year of the LMA’s term. In addition, Byborg prepaid the minimum guaranteed amount for the second half of year 15 of the initial term of the LMA. Playboy is also entitled to receive Excess Royalties from the businesses licensed and operated by Byborg, on the terms and conditions set forth in the LMA.
In the fourth quarter of 2023, we began the sale of our art assets, and we have continued the sale of our art assets through 2025 and 2026.
Since going public in 2021, we have yet to generate year-to-date operating income from our core business operations and have incurred significant operating losses, including $1.6 million of operating losses for the three months ended March 31, 2026. We expect our capital expenditures and working capital requirements in 2026 to be largely consistent with 2025.
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
Debt
On March 12, 2025, we entered into Amendment No. 4 (the “A&R Fourth Amendment”) to our amended and restated senior secured credit agreement (the “A&R Credit Agreement”). The A&R Fourth Amendment set the total net leverage ratio levels applicable under the A&R Credit Agreement, once net leverage testing resumes as of the quarter ending June 30, 2026. For the quarter ending June 30, 2026, the total net leverage ratio will be initially set at 9.00:1.00, reducing over time until the ratio reaches 7.75:1.00 for the quarter ending June 30, 2027 and any subsequent quarter. In the event we prepay at least $15 million of the principal debt under the A&R Credit Agreement, the total net leverage ratio levels are reduced such that they would be initially set at 7.75:1.00 for the quarter ending June 30, 2026, and would reduce over time until the ratio reaches 6.50:1.00 for the quarter ending June 30, 2027 and any subsequent quarter.

On August 11, 2025, we entered into Amendment No. 5 to the A&R Credit Agreement (the “A&R Fifth Amendment”). The A&R Fifth Amendment revised the definition of Consolidated EBITDA in the A&R Credit Agreement to allow for $2.4 million of non-cash rent expense related to our Miami Beach office lease to be added back when calculating such Consolidated EBITDA for applicable periods.
On November 10, 2025, we entered into Amendment No. 6 to the A&R Credit Agreement (the “A&R Sixth Amendment”). The A&R Sixth Amendment, among other things, (i) extended the maturity of the A&R Credit Agreement to May 25, 2028, (ii) provided that the cash interest rate would be reduced by 0.15% or 0.50% in the event of certain prepayments of $25 million and $50 million, respectively (both of which did not occur), and (iii) provided that upon the first such prepayment made on the terms and conditions set forth in the A&R Sixth Amendment, the total net leverage ratio would be set at 9.00:1.00 for the quarter ending June 30, 2026, and step down over time until the ratio reached 7.25:1.00 for the quarter ending December 31, 2027 and any subsequent quarter. The other terms of the A&R Credit Agreement prior to the A&R Sixth Amendment remain substantively unchanged.
On February 9, 2026, we entered into Amendment No. 7 to the A&R Credit Agreement (“A&R Seventh Amendment”) to, substantially concurrently with the New China JV Initial Closing, amend the terms of the A&R Credit Agreement, to, among other things: (i) permit the New China JV transactions, (ii) permit the contribution of certain intellectual property from us to the New China JV at the second closing pursuant to the Purchase Agreement, and (iii) provide for additional representations, covenants, and mandatory prepayments related to the New China JV transaction (including the entire $45,000,000 Purchase Price and an additional $6.666 million directly from us).
We performed an assessment of the A&R Seventh Amendment, on a lender-by-lender basis, and accounted for the transaction as a debt modification. As a result of the A&R Seventh Amendment, fees of $0.3 million were expensed as incurred and recorded in Other income, net and $0.2 million were capitalized in the first quarter of 2026 as a result of the A&R Seventh Amendment.
The stated interest rate of each of the Tranche A and Tranche B term loans under the A&R Credit Agreement (the “A&R Term Loans”) as of March 31, 2026 was 10.02%. The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 10.08%. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of March 31, 2026 was 2.93% and 5.74%, respectively. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 3.88% and 6.34%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of March 31, 2026 and December 31, 2025.
Leases
Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring through 2033. Some of these leases contain renewal options and rent escalations. As of March 31, 2026 and December 31, 2025, our fixed leases were $20.5 million and $22.2 million, respectively, with $7.3 million and $7.4 million due in the next 12 months, respectively. We also have certain finance lease obligations; however, those are not material to our liquidity or capital resources.
On August 11, 2025, through our wholly owned subsidiary, Playboy Enterprises, Inc., we entered into a triple net lease (the “Lease”) with RK Rivani LLC, a Florida limited liability company (the “Landlord”), pursuant to which, among other matters and on the terms and subject to the conditions set forth in the Lease, we leased from the Landlord approximately 20,169 square feet of office space in Miami Beach, Florida, for a term of 11 years, with lease payments commencing in August 2026. The future undiscounted fixed non-cancelable payment obligation pertaining to the Lease is approximately $27.1 million.
For further information on our lease obligations, refer to Note 13, Commitments and Contingencies, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(8,057)	$(7,620)	$(437)	6%
Investing activities	14,371	(34)	14,405	over (150%)
Financing activities	(14,503)	(40)	(14,463)	over 150%
Cash Flows from Operating Activities
The increase in net cash used in operating activities for the three months ended March 31, 2026, compared to the prior year comparative period, was primarily due to unfavorable changes in assets and liabilities that had a current period cash flow impact, such as a $4.1 million unfavorable change in working capital and a $1.4 million net decrease in non-cash charges, offset by an improvement in net loss of $5.1 million. The unfavorable change in working capital was primarily driven by a $3.0 million increase in accounts receivable reflecting the timing of royalty collections from licensees, a $0.9 million increase in contract assets and a $0.8 million increase in deferred revenues primarily due to the timing of revenue recognition, partly offset by a $0.9 million decrease in other liabilities and accrued expenses.

The net decrease in non-cash charges was primarily driven by the elimination of $2.0 million in capitalized paid-in kind interest that was present in the prior year comparative period and a $1.5 million decrease in deferred income expense primarily due to the release of valuation allowance against indefinite-lived deferred tax liabilities recognized in the prior year comparative period, partly offset by an increase in stock-based compensation of $0.5 million and a $0.8 million reduction in the amortization of debt premium/discount and issuance costs.
Cash Flows from Investing Activities
The change from net cash used in investing activities to net cash provided by investing activities for the three months ended March 31, 2026, compared to the prior year comparative period, was primarily due to proceeds of $15.0 million received in connection with the initial closing of the New China JV transaction.
Cash Flows from Financing Activities
The increase in net cash used in financing activities for the three months ended March 31, 2026, compared to the prior year comparative period, was primarily due to a $15.0 million repayment of long-term debt in connection with the initial closing of the New China JV transaction.

Contractual Obligations
For the three months ended March 31, 2026, there were no material changes to our contractual obligations from December 31, 2025, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 16, 2026.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2026.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2026 and December 31, 2025, we had cash of $30.2 million and $37.8 million, respectively, primarily held in interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of March 31, 2026 and December 31, 2025, we had restricted cash of $4.5 million and $5.0 million, respectively, of which $3.5 million was held in interest-bearing deposit accounts. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term A&R Term Loans are subject to a variable interest rate based on prime, federal funds, or the secured overnight financing rates. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of March 31, 2026, we have not entered into any such contracts.
As of March 31, 2026 and December 31, 2025, we had outstanding debt obligations of $144.9 million and $159.9 million, respectively, which accrued interest at a rate of 10.02% for Tranche A and Tranche B A&R Term Loans as of March 31, 2026. Based on the balance outstanding under our A&R Term Loans at March 31, 2026, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $0.1 million, in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.” included in Item 1A of our Annual Report on Form 10-K filed on March 16, 2026.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar and Chinese renminbi. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For each of the three months ended March 31, 2026 and 2025, we derived approximately 65% of our revenue from international customers, out of which 60% and 31%, respectively, was denominated in foreign currency. We expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.

There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three months ended March 31, 2026 and 2025, we recorded an unrealized gain of $0.6 million and an unrealized loss of $0.7 million, respectively, which is included in accumulated other comprehensive loss as of March 31, 2026. This was primarily related to the strengthening of the Australian dollar against the U.S. dollar during the three months ended March 31, 2026.
Inflation Risk
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations in recent periods, a high rate of inflation in the future may have an adverse effect on our ability to maintain or improve current levels of revenue, gross margin and selling and administrative expenses, or the ability of our customers to make discretionary purchases of our goods and services. See our “Risk Factors—Risks Related to Our Business and Industry—Our business depends on consumer purchases of discretionary goods and content, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition,” included in Item 1A of our Annual Report on Form 10-K filed on March 16, 2026.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not yet effective; however, we have made demonstrable progress in remediating those material weaknesses in our internal control over financial reporting, as described below.

We have been actively remediating our material weaknesses with the guidance of a global accounting and consulting firm, and the results of those efforts are reflected in this disclosure. Our material weaknesses will not be considered fully remediated until the applicable controls have operated for a sufficient period of time and our management concludes, following testing, that such controls are operating effectively. We intend to reach that conclusion as expeditiously as possible.

Management has identified the following areas where material weaknesses in its internal control over financial reporting previously existed and where the Company has achieved demonstrable remediation progress:
Control Environment, Risk Assessment, and Monitoring
We continue to make strides in strengthening our entity-level controls across the control environment, risk assessment procedures, and monitoring functions. While prior periods reflected deficiencies in these areas, we have undertaken remediation efforts, including establishing clearer organizational structure and accountability, building out a qualified internal controls department, and implementing enhanced oversight mechanisms designed to prevent or detect material misstatements to our condensed consolidated financial statements. We have meaningfully improved our risk identification and assessment processes and have made progress in evaluating whether the components of internal control are present and function effectively.
Control Activities and Information and Communication
We have directed focused remediation efforts on the following areas for which material weaknesses were previously identified, and on which we have achieved measurable progress:

•We have advanced the design and implementation of general information technology controls across program change management, user access, and segregation of duties for systems supporting our internal control processes. We have strengthened our automated process-level controls, which has meaningfully improved the reliability of manual controls dependent on information technology-derived data.

•We have made progress in designing, implementing, and documenting formal accounting policies, procedures, and controls across our key business processes to support timely, complete, and accurate financial accounting, reporting, and disclosures. We have enhanced our corporate-level oversight controls to provide a more appropriate level of precision and supervision over business process activities and related controls.

•We have redesigned and implemented management review controls over complex accounting areas and disclosures, including asset impairments, revenue contracts, income tax, stock-based compensation, leases, debt amendments, and preferred stock accounting.

•We have redesigned and implemented controls over the existence, accuracy, completeness, valuation and cutoff of inventory, representing an improvement over prior control in this area.
The material weaknesses described above did not result in any material misstatement of our condensed consolidated financial statements for the periods presented.

Remediation Efforts
We have made progress in designing and implementing effective internal control measures to improve our internal control over financial reporting and remediate the identified material weaknesses. Our ongoing internal control remediation efforts include the following:

•We successfully hired additional qualified accounting resources to oversee risk assessment procedures and drive remedial actions over internal controls, meaningfully strengthening our overall control environment.
•We have substantially completed the reassessment and formalization of our accounting and information technology policies relating to security and change management controls, establishing a more robust and sustainable control framework.

•We engaged an outside firm to assist us with reviewing our current processes, procedures, and systems, and we have acted on the resulting recommendations, enhancing control design to address relevant risks and implementing protocols to retain sufficient documentary evidence of the operating effectiveness of such controls.
In addition to the progress we have achieved above, we are continuing to advance the following activities, which are well underway:

•Continuing to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, with significant foundational work already completed.

•Establishing effective general controls over our accounting and operating systems to ensure that our automated process-level controls and information produced and maintained in our information technology systems are relevant and reliable, with certain key system control improvements already implemented.

•Designing and implementing controls that address the completeness and accuracy of underlying data used in the performance of controls over accounting transactions and disclosures, with initial phases of this work substantially complete.

•Enhancing our policies and procedures to retain adequate documentary evidence for management review controls, including precision of review and evidence of procedures performed, an area where we have already achieved improvements in documentation standards.

•Developing monitoring controls and protocols that allow us to timely assess the design and operating effectiveness of our controls over financial reporting and make necessary changes to the design of controls, if any.
Our remediation program reflects a strong, organization-wide commitment to build a sustainable and effective internal control environment. While continued validation and testing over sustained financial reporting cycles remain necessary to fully demonstrate remediation, we remain committed to the continuous improvement of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
We are party to pending litigation and claims in connection with the ordinary course of our business. We make provisions for estimated losses to be incurred in such litigation and claims, including legal costs, and we believe such provisions are adequate. Refer to Note 13, Commitments and Contingencies—Legal Contingencies, of the Notes to our Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of material legal proceedings, in addition to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K filed with the SEC on March 16, 2026.

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, please carefully consider the risk factors described under the heading “Part I – Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors since their disclosure in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

No 10b5-1 Trading Plans or Changes to Director Nomination Procedures

No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended March 31, 2026.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021)
3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Playboy, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 25, 2025)

3.3	Certificate of Designation of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2024)
3.4	Second Amended and Restated Bylaws of Playboy, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on June 25, 2025)
10.1^
Amendment No. 7 to Amended and Restated Credit and Guaranty Agreement, dated as of February 9, 2026, by and among the Company, Playboy Enterprises, Inc., each guarantor party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2026)

10.2^
Share Purchase Agreement, dated February 9, 2026, by and among certain subsidiaries of the Company and UTG (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 9, 2026)

10.3†
Employment Agreement, dated as of February 22, 2026, by and between David Miller and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 24, 2026)

10.4^
Shareholders Agreement, dated March 20, 2026, by and among certain subsidiaries of the Company and UTG (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on March 24, 2026)

10.5^	Brand Support Services Agreement, dated March 20, 2026, by and between PEII and UTG (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on March 24, 2026)
10.6†	Form of Retention Agreement of Playboy, Inc., dated as of April 10, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 10, 2026)
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Playboy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)

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

†    Management contract or compensation plan or arrangement.
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

Playboy, Inc.

Date: May 11, 2026	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: May 11, 2026	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)