Form 10-Q
period 2026-06-30
Playboy, Inc.
filed 2026-08-10
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Registrant’s Common Stock outstanding as of August 6, 2026 was 119,807,688.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

Playboy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$31,218	$28,148	$61,454	$57,023
Costs and expenses:
Cost of sales	(8,396)	(9,739)	(17,940)	(18,792)
Selling and administrative expenses	(19,756)	(22,366)	(42,990)	(47,763)
Impairments	—	(1,541)	—	(1,842)
Other operating (expense) income, net	(91)	(385)	810	(769)
Total operating expense	(28,243)	(34,031)	(60,120)	(69,166)
Operating income (loss)	2,975	(5,883)	1,334	(12,143)
Nonoperating (expense) income:
Interest expense, net	(2,218)	(1,907)	(4,717)	(3,795)
Other income, net	500	1,000	1,527	1,202
Total nonoperating expense	(1,718)	(907)	(3,190)	(2,593)
Income (loss) before income taxes	1,257	(6,790)	(1,856)	(14,736)
Expense from income taxes	(1,059)	(889)	(1,909)	(1,984)
Net income (loss)	198	(7,679)	(3,765)	(16,720)
Net income (loss) per share, basic and diluted	$—	$(0.08)	$(0.03)	$(0.18)
Weighted-average shares outstanding, basic and diluted	114,695,987	94,397,910	114,441,426	93,549,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$198	$(7,679)	$(3,765)	$(16,720)
Other comprehensive income:
Foreign currency translation adjustment	139	993	731	252
Comprehensive income (loss)	$337	$(6,686)	$(3,034)	$(16,468)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$31,853	$37,801
Restricted cash	100	100
Receivables, net of $0.8 million and $0.7 million of allowance for credit losses as of June 30, 2026 and December 31, 2025, respectively	6,514	4,120
Inventory, net	11,254	12,934
Prepaid expenses and other current assets	9,555	7,425
Assets held for sale	—	3,088
Total current assets	59,276	65,468
Restricted cash	5,188	4,920
Property and equipment, net	4,126	4,227
Operating right-of-use assets	14,731	16,019
Goodwill	38,106	37,467
Other intangible assets, net	155,897	155,882
Contract assets, net of current portion	7,806	7,467
Other noncurrent assets	3,721	922
Total assets	$288,851	$292,372
Liabilities and Equity
Current liabilities:
Accounts payable	$11,882	$11,930
Deferred revenues, current portion	9,462	11,015
Long-term debt, current portion	—	1,524
Operating lease liabilities, current portion	6,863	7,406
Liability pursuant to a stock repurchase agreement	14,828	—
Other current liabilities and accrued expenses	31,780	31,919
Total current liabilities	74,815	63,794
Deferred revenues, net of current portion	12,026	14,252
Long-term debt, net of current portion	156,004	172,645
Deferred tax liabilities, net	6,412	6,418
Operating lease liabilities, net of current portion	14,569	14,770
Other noncurrent liabilities	2,377	2,326
Total liabilities	266,203	274,205
Commitments and contingencies (Note 13)
Mezzanine equity:
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Common stock, par value $0.0001 per share, 400,000,000 shares authorized, 123,460,167 shares issued and 118,353,343 shares outstanding as of June 30, 2026; 400,000,000 shares authorized, 115,069,810 shares issued and 112,819,881 shares outstanding as of December 31, 2025	11	11
Treasury stock, at cost, 5,106,824 and 2,249,929 shares as of June 30, 2026 and December 31, 2025	(9,273)	(5,445)
Additional paid-in capital	767,983	757,441
Accumulated other comprehensive loss	(25,985)	(26,716)
Accumulated deficit	(710,681)	(706,916)
Total stockholders’ equity	22,055	18,375
Noncontrolling interest (Note 9)	801	—
Total equity	22,856	18,375
Total liabilities and equity	$288,851	$292,372
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited; in thousands, except share amounts)

	Three Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total
Balance at March 31, 2026	115,398,590	$12	$(7,273)	$777,751	$(26,124)	$(710,879)	$33,487	$801	$34,288
Shares issued in connection with equity incentive plans	2,864,272	—	—	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	$—	—	—	2,499	—	—	2,499	—	2,499
Repurchase of shares pursuant to a stock repurchase agreement	(1,904,762)	(1)	(2,000)	(15,018)	—	—	(17,019)	—	(17,019)
Sale of common stock, net	1,995,243	—	—	2,751	—	—	2,751	—	2,751
Other comprehensive income	—	—	—	—	139	—	139	—	139
Net income	—	—	—	—	—	198	198	—	198
Balance at June 30, 2026	118,353,343	$11	$(9,273)	$767,983	$(25,985)	$(710,681)	$22,055	$801	$22,856

	Three Months Ended June 30, 2025
	Mezzanine Equity		Stockholders’ Deficit
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at March 31, 2025	21,000.00001	$18,374	93,934,569	$9	$(5,445)	$724,971	$(28,196)	$(702,718)	$(11,379)
Shares issued in connection with equity incentive plans	—	—	731,256	$1	—	—	—	—	$1
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	1,666	—	—	1,666
Preferred stock accretion	—	756	—	—	—	(756)	—	—	(756)
Other	—	—	—	—	—	—	—	(336)	(336)
Other comprehensive income	—	—	—	—	—	—	993	—	993
Net loss	—	—	—	—	—	—	—	(7,679)	(7,679)
Balance at June 30, 2025	21,000.00001	$19,130	94,665,825	$10	$(5,445)	$725,881	$(27,203)	$(710,733)	$(17,490)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited; in thousands, except share amounts)

	Six Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total
Balance at December 31, 2025	112,819,881	$11	$(5,445)	$757,441	$(26,716)	$(706,916)	$18,375	$—	$18,375
Shares issued in connection with equity incentive plans	5,005,363	—	—	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	3,668	—	—	3,668	—	3,668
Shares withheld for taxes in connection with vested restricted stock units	(952,133)	—	(1,828)	—	—	—	(1,828)	—	(1,828)
Repurchase of shares pursuant to a stock repurchase agreement	(1,904,762)	(1)	(2,000)	(15,018)	—	—	(17,019)	—	(17,019)
Sale of common stock, net	3,384,994	1	—	5,288	—	—	5,289	—	5,289
Issuance and sale of noncontrolling equity interest (Note 9)	—	—	—	14,202	—	—	14,202	801	15,003
Noncontrolling interest capital contribution	—	—	—	2,402	—	—	2,402	—	2,402
Other comprehensive income	—	—	—	—	731	—	731	—	731
Net loss	—	—	—	—	—	(3,765)	(3,765)	—	(3,765)
Balance at June 30, 2026	118,353,343	$11	$(9,273)	$767,983	$(25,985)	$(710,681)	$22,055	$801	$22,856

	Six Months Ended June 30, 2025
	Mezzanine Equity		Stockholders’ Equity
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2024	28,000.00001	$23,861	89,861,035	$9	$(5,445)	$718,797	$(27,455)	$(693,637)	$(7,731)
Shares issued in connection with equity incentive plans	—	—	1,020,102	1	—	—	—	—	1
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	2,353	—	—	2,353
Conversion of convertible preferred stock	(7,000)	(7,000)	3,784,688	—	—	7,000	—	—	7,000
Preferred stock accretion	—	2,269	—	—	—	(2,269)	—	—	(2,269)
Other	—	—	—	—	—	—	—	(376)	(376)
Other comprehensive loss	—	—	—	—	—	—	252	—	252
Net loss	—	—	—	—	—	—	—	(16,720)	(16,720)
Balance at June 30, 2025	21,000.00001	$19,130	94,665,825	$10	$(5,445)	$725,881	$(27,203)	$(710,733)	$(17,490)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(3,765)	$(16,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,652	1,582
Stock-based compensation	3,668	2,353
Amortization of debt premium, net and issuance costs	(2,959)	(4,591)
Impairments	—	1,842
Amortization of right-of-use assets	2,721	2,749
Capitalized paid-in-kind interest	—	5,472
Deferred income taxes	(6)	2,773
Other, net	(696)	(330)
Changes in operating assets and liabilities:
Receivables	(2,877)	4,050
Inventory	1,459	2,574
Contract assets	(1,101)	(1,188)
Accounts payable	488	(3,353)
Accrued agency fees and commissions	(177)	2,309
Deferred revenues, current portion	(1,598)	(7,378)
Operating lease liabilities	(3,252)	(3,247)
Deferred revenues, net of current portion	(2,226)	—
Other, net	198	(404)
Net cash used in operating activities	(8,471)	(11,507)
Cash Flows From Investing Activities
Proceeds from initial closing of new China joint venture	15,003	—
Purchases of property and equipment	(789)	(429)
Proceeds from sale of artwork	—	252
Net cash provided by (used in) investing activities	14,214	(177)
Cash Flows From Financing Activities
Proceeds from sale of common stock, net	5,214	—
Payment of financing costs	(206)	—
Repayment of long-term debt	(15,000)	—
Noncontrolling interest capital contribution	2,402	—
Payment to repurchase shares pursuant to a stock repurchase agreement	(2,000)	—
Payment of tax withholding in connection with vested restricted stock units	(1,828)	—
Other	(20)	(114)
Net cash used in financing activities	(11,438)	(114)
Effect of exchange rate changes on cash and cash equivalents	15	220
Net decrease in cash and cash equivalents and restricted cash	(5,680)	(11,578)
Balance, beginning of year	$42,821	$33,322
Balance, end of period	$37,141	$21,744
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$31,853	$19,624
Restricted cash	5,288	2,120
Total	$37,141	$21,744
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

Supplemental Disclosures
Cash paid for income taxes, net of refunds	$1,477	$292
Cash paid for interest	$7,868	$6,120
Supplemental Disclosure of Non-Cash Activities
Liability pursuant to a stock repurchase agreement	$14,828	$—
Issuance of common stock in relation to the conversion of preferred stock	$—	$7,000
Preferred stock accretion to redemption value	$—	$2,269
Dividends payable to related party	$—	$230
Right-of-use assets in exchange for lease liabilities	$3,376	$633
Additions to property, plant and equipment in exchange for finance lease obligations	$75	$129
Common stock sold under an at-the-market offering with proceeds received subsequent to period-end	$75	$—
Settlement of vendor accounts receivable against accounts payable	$479	$—
Reduction in right-of-use assets due to lease termination	$618	$—
Tenant improvement allowance receivable recognized as a reduction of right-of-use assets	$1,600	$—
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of June 30, 2026, and the interim condensed consolidated statements of operations, comprehensive loss, cash flows, and equity for the three and six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of June 30, 2026 and our results of operations and cash flows for the six months ended June 30, 2026 and 2025. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and six-month periods are also unaudited. The interim condensed consolidated results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2026.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
The following table represents revenue from our customers exceeding 10% of our total revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2026	2025	2026	2025
Customer A(1)	16%	18%	16%	18%
_________________
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

The following table represents receivables from any individual customer of ours exceeding 10% of our total receivables as of June 30, 2026 and December 31, 2025:

Customer	June 30, 2026	December 31, 2025
Customer B	*	14%
Customer C	16%	12%
Customer D	*	12%
Customer E	15%	*
_________________ * Indicates receivables for the customer did not exceed 10% of our total receivable balance.
Restricted Cash
At June 30, 2026 and December 31, 2025, our restricted cash primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters, cash collateralized letters of credit in relation to the lease of office space in Miami Beach, and Honey Birdette’s term deposit in relation to its Sydney office lease.
Liquidity Assessment
As our financial performance continues to improve, so does the overall health of the business. Our net revenues for the three and six months ended June 30, 2026 increased by $3.1 million and $4.4 million, compared to the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, we reported net operating income of $3.0 million and $1.3 million, respectively, an improvement from operating losses of $5.9 million and $12.1 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had approximately $31.9 million in unrestricted cash and cash equivalents. We continue to expect our capital expenditures and working capital requirements in 2026 to be largely consistent with 2025.
As of June 30, 2026, we were in compliance with the covenants under our senior secured credit agreement (the “A&R Credit Agreement”). However, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience material decreases to net sales and operating cash flows and materially higher operating losses, and we could then experience difficulty remaining in compliance with such covenants. Refer to Note 8, Debt, for further details regarding the terms of our A&R Credit Agreement and the term loans thereunder.

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
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $1.2 million for each of the three months ended June 30, 2026 and 2025, and $2.6 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively.
Gift Card Liabilities
We account for gift cards sold to customers by recording a liability in other current liabilities and accrued expenses in our consolidated balance sheets at the time of sale, which is recognized as revenue when redeemed or when we have determined the likelihood of redemption to be remote, which is referred to as gift card breakage. Depending on the jurisdiction in which we operate, gift cards sold to customers have expiration dates ranging from three to five years from the date of sale, or they do not expire and may be subject to escheatment rights. Our gift card liability totaled $1.5 million, $1.6 million and $1.7 million as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively. Revenues recognized from unredeemed gift card beginning balances were immaterial for the six months ended June 30, 2026 and 2025.

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
Long-Lived Assets
The carrying amounts of long-lived assets, including property and equipment, stores, acquired definite-lived intangible assets and right-of-use operating lease assets are periodically reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. During the three months ended June 30, 2025, we recorded impairment charges of $1.5 million on our right-of-use assets related to our corporate leases and wrote off certain of our property, plant and equipment items in the amount of $0.4 million as a result of our decision to sublease certain of our corporate office space. There were no impairments of our long-lived assets during the three and six months ended June 30, 2026.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss). Our other comprehensive income represents foreign currency translation adjustments attributable to Honey Birdette’s operations. Refer to the Condensed Consolidated Statements of Comprehensive Income (loss). Total net foreign currency transaction gains, net were $0.4 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under such ASU, public entities must annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU is effective for all entities that are subject to Topic 740, Income Taxes, for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted this ASU on a retrospective basis as of December 31, 2025, and prior period income tax disclosures have been updated to conform to the new requirements. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements; however, our income tax disclosures have been expanded. Refer to Note 15, Income Taxes, for further information.
In July 2025, FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides simplified guidance on measuring credit losses for current accounts receivable and contract assets. It offers a practical expedient for all entities and an accounting policy election for non-public business entities to ease the process of estimating expected credit losses under ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2025, with early adoption permitted. We adopted ASU 2025-05 effective January 1, 2026, during the interim period ended March 31, 2026, and applied the guidance on a prospective basis. The adoption of ASU 2025‑05 did not have a material impact on our condensed consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Adopted
In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. An entity’s share of earnings or losses from investments accounted for under the equity method is not a relevant expense caption that requires disaggregation. Such ASU is effective for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our condensed consolidated financial statements.
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
In December 2025, FASB issued ASU 2025-11, Interim Reporting (Topic 270), which is intended to improve the navigability of the required interim disclosures and clarifies when the guidance is applicable, as well as provides additional guidance on what disclosures should be provided in interim reporting periods. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our consolidated financial statements.
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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) to improve the recognition, measurement, presentation, and disclosure requirements for participants in compliance and voluntary programs that result in the creation of environmental credits and related environmental credit obligations. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption of ASU 2026-02 is permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our condensed consolidated financial statements.

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
For cash equivalents, receivables and certain other current assets and liabilities at June 30, 2026 and December 31, 2025, the amounts reported approximate fair value (Level 1) due to their short-term nature. For debt, based upon the terms of our senior secured credit facility, including amendments through 2026, we believe that its carrying value at June 30, 2026 and December 31, 2025 approximates fair value, as our debt is variable-rate debt that reprices to current market rates frequently. Refer to Note 8, Debt, for additional disclosures about our debt. Our debt is classified within Level 2 of the valuation hierarchy.
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

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$453	$453

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration liability	$—	$—	$618	$618
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
Contingent consideration liability relates to the contingent consideration recorded in connection with our 2021 acquisition of GlowUp Digital Inc. (“GlowUp”), which was originally acquired to build our creator platform, and represents the fair value for shares which may still be issued and cash which may be paid to the GlowUp sellers, subject to certain indemnification obligations that remained unsettled as of June 30, 2026 and December 31, 2025. The entire $0.5 million contingent consideration liability outstanding as of June 30, 2026 was fully settled in July 2026 through the release of common stock and a cash payment to the former GlowUp investors. Refer to Note 19, Subsequent Events, for details.

The fair value of such shares is remeasured each reporting date using the Company’s stock price as of each reporting date. We classified financial liabilities associated with the contingent consideration as Level 3 due to the lack of relevant observable inputs. Changes in assumptions described above could have an impact on the payout of contingent consideration.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the six months ended June 30, 2026 (in thousands):

Contingent Consideration
Balance at December 31, 2025	$618
Change in fair value	(165)
Balance at June 30, 2026	$453
The decrease in the fair value of the contingent consideration for the six months ended June 30, 2026 was primarily due to the decrease in the price per share of our common stock.
Assets Held for Sale
We began the sale of artwork assets in the fourth quarter of 2023, but they were not fully disposed of as of December 31, 2025, and as such were classified as current assets held for sale in our condensed consolidated balance sheets as of December 31, 2025.
In the second quarter of 2026, we decided to cease sales of our artwork assets. Accordingly, the entire artwork balance of $3.1 million is no longer classified as held for sale and has been reclassified to a held-and-used long-lived assets within Other Noncurrent Assets in our condensed consolidated balance sheet as of June 30, 2026.
The assumptions used in measuring fair value of our artwork held for sale are considered Level 2 inputs, which include market prices obtained from recent auctions of similar works of art, or management’s judgment as to their salable value. There were no impairment charges on our artwork held for sale recorded during the three months ended June 30, 2025. We recorded $0.3 million of impairment charges related to our artwork held for sale during the six months ended June 30, 2025. There were no impairment indicators with respect to our artwork held for sale during the three and six months ended June 30, 2026. Our artwork assets ceased being classified as held for sale as of June 30, 2026, as described above.

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
During the three months ended June 30, 2025, we recorded impairment charges of $1.5 million on our right-of-use assets related to our corporate leases and wrote off certain of our property, plant and equipment items in the amount of $0.4 million as a result of our decision to sublease certain of our corporate office space. There were no impairment charges to our long-lived and indefinite-lived assets during the three and six months ended June 30, 2026.
Series B Convertible Preferred Stock
The fair value of our only currently authorized preferred stock, which was not issued or outstanding as of June 30, 2026 or December 31, 2025 (our “Series B Convertible Preferred Stock”), was initially measured as of November 13, 2024 (the initial issuance date) and was estimated using a binomial lattice model in a risk-neutral framework (a special case of the income approach). Considering the conversion feature was out-of-the-money as of the issuance date and the Series B Convertible Preferred Stock was redeemable by us without penalty, we valued the Series B Convertible Preferred Stock as a non-convertible callable note. Specifically, our future yield is modeled using the Black-Derman-Toy interest rate model in a risk-neutral framework. For each modeled future yield, the value of the Series B Convertible Preferred Stock was calculated incorporating any optimal early prepayment/redemption. The value of the Series B Convertible Preferred Stock was then calculated as the probability-weighted present value over all future modeled payoffs. No subsequent fair value remeasurement was required.

Our Series B Convertible Preferred Stock, previously classified as mezzanine equity in our condensed consolidated balance sheets, was fully converted as of August 22, 2025, and as a result, all outstanding shares of our Series B Convertible Preferred Stock were eliminated. Refer to Note 11, Convertible Preferred Stock, for further information.

3. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream, which arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract liabilities are classified as deferred revenue in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
The following table summarizes our contract assets and certain contract liabilities (in thousands):

	June 30, 2026	December 31, 2025	December 31, 2024
Accounts receivable	$6,514	$4,120	$7,271
Contract Balances:
Contract assets, current portion	$2,834	$1,733	$1,531
Contract assets, net of current portion	7,806	7,467	7,848
Contract liabilities, current portion	(9,462)	(11,015)	(9,693)
Contract liabilities, net of current portion	(12,026)	(14,252)	(5,762)
Contract assets (liabilities), net	$(10,848)	$(16,067)	$(6,076)
The following tables provide a roll-forward of our netted contract assets and contract liabilities (in thousands):

Contract (Liabilities) Assets, Net
Balance at December 31, 2025	$(16,067)
Revenues recognized that were included in gross contract liabilities at December 31, 2025	23,826
Contract assets reclassified to accounts receivable in the six months ended June 30, 2026	(18,165)
Cash received in advance and remained in net contract liabilities at June 30, 2026	(481)
Contract terminations in the six months ended June 30, 2026	39
Balance at June 30, 2026	$(10,848)

Contract (Liabilities) Assets, Net
Balance at December 31, 2024	$(6,076)
Revenues recognized that were included in gross contract liabilities at December 31, 2024	15,082
Contract assets reclassified to accounts receivable in the six months ended June 30, 2025	(6,185)
Cash received in advance and remained in net contract liabilities at June 30, 2025	(508)
Contract terminations in 2025	143
Balance at June 30, 2025	$2,456
Future Performance Obligations
As of June 30, 2026, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $324.5 million, of which $322.6 million related to trademark licensing, including minimum guaranteed royalties from licensed digital operations per the LMA, $1.7 million pertained to December 31, 2024 deferred revenue balances from our legacy digital subscriptions and products operations and $0.2 million related to direct-to-consumer products.

Unrecognized revenue of the trademark licensing revenue stream is expected to be recognized over the next 14 years, of which 47% is expected to be recognized in the first five years. Such unrecognized revenue does not include variable consideration determined based on the customer’s subsequent sale or usage. Unrecognized revenue of our prior digital subscriptions and products operations, which pertains to related deferred revenue balances as of December 31, 2024, will be recognized over the next four years, of which 59% is expected to be recognized in the first year.
Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended June 30, 2026					Six Months Ended June 30, 2026
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Consumer products	$19,487	$—	$193	$—	$19,680	$38,334	$—	$244	$—	$38,578
Trademark licensing	—	11,169	—	—	11,169	—	22,101	—	—	22,101
Digital subscriptions and products	—	—	109	255	364	—	—	190	574	764
Events and sponsorships	—	—	5	—	5	—	—	11	—	11
Total revenues	$19,487	$11,169	$307	$255	$31,218	$38,334	$22,101	$445	$574	$61,454

	Three Months Ended June 30, 2025					Six Months Ended June 30, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Consumer products	$16,493	$—	$10	$—	$16,503	$32,824	$—	$43	$—	$32,867
Trademark licensing	—	10,932	—	—	10,932	—	22,383	—	—	22,383
Digital subscriptions and products	—	—	56	588	644	—	—	119	1,434	1,553
Events and sponsorships	—	—	69	—	69	—	—	220	—	220
Total revenues	$16,493	$10,932	$135	$588	$28,148	$32,824	$22,383	$382	$1,434	$57,023
The following table disaggregates revenue by point in time versus over time (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Point in time	$19,685	$16,572	$38,589	$33,149
Over time	11,533	11,576	22,865	23,874
Total revenues	$31,218	$28,148	$61,454	$57,023

4. Inventory, Net
As of June 30, 2026 and December 31, 2025, our inventory, net, was comprised of merchandise finished goods and is stated at the lower of cost (specific cost and first-in, first-out) and net realizable value. Reserves for slow-moving and obsolete inventory amounted to $3.6 million and $3.3 million as of June 30, 2026 and December 31, 2025, respectively.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Contract assets, current portion	$2,834	$1,733
Tenant improvement allowance(1)	1,639	—
Prepaid inventory and production costs	902	984
Prepaid insurance	147	1,406
Prepaid taxes	695	440
Prepaid software	265	308
Prepaid fees and commissions	112	327
Other	2,961	2,227
Total	$9,555	$7,425
_________________
(1) Represents a receivable for a tenant improvement allowance (the “TIA”) due from the landlord under a lease for our Miami Beach, Florida office space. Refer to Note 13, Commitments and Contingencies, for additional information.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Software (1)	$8,203	$7,636
Leasehold improvements	9,559	10,174
Equipment	3,859	3,660
Furniture and fixtures	33	28
Construction in progress	728	667
Total property and equipment, gross	22,382	22,165
Less: accumulated depreciation	(18,256)	(17,938)
Total	$4,126	$4,227
_________________
(1) The net book value of our software was $0.9 million and $0.5 million as of June 30, 2026 and December 31, 2025, respectively, and primarily related to certain portions of our playboy.com site.

The aggregate depreciation expense related to property and equipment, net was $0.4 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $0.9 million during the six months ended June 30, 2026 and 2025, respectively.

7. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Taxes	$9,293	$10,196
Accrued interest	319	561
Accrued salaries, wages and employee benefits	3,657	5,372
Accrued agency fees and commissions	1,073	1,250
Payable to Byborg, net	4,000	2,786
Accrued creator fees	1,562	1,613
Inventory in transit	587	884
Outstanding gift cards and store credits	1,529	1,649
Brand support advance payment from UTG(1)	2,421	—
Other	7,339	7,608
Total	$31,780	$31,919
_________________
(1) Represents the unapplied portion of the advance payment received from UTG Brands Management Group Limited (“UTG”) under the Brand Support Services Agreement (“BSSA”). Refer to Note 9,Variable Interest Entity, for details.

8. Debt
The following table sets forth our debt (in thousands):

	June 30, 2026	December 31, 2025
Term loan, due 2028	$128,861	$143,861
Plus: capitalized payment-in-kind interest	16,054	16,054
Total debt	144,915	159,915
Plus: unamortized debt premium, net	11,934	15,116
Less: unamortized debt issuance costs	(845)	(862)
Total debt, net of unamortized debt issuance costs and debt premium, net	156,004	174,169
Less: current portion of long-term debt	—	(1,524)
Total debt, net of current portion	$156,004	$172,645
Term Loan
Refer to Note 9, Debt, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K, filed with the SEC on March 16, 2026, for details regarding our A&R Credit Agreement for periods prior to the second quarter of 2025.
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
We performed an assessment of the A&R Seventh Amendment, on a lender-by-lender basis, and accounted for the transaction as a debt modification. As a result of the A&R Seventh Amendment, fees of $0.3 million were expensed as incurred and recorded in Other income, net in the condensed consolidated statement of operations for the first quarter of 2026. Debt issuance costs capitalized as a result of the A&R Seventh Amendment were $0.2 million.
Concurrently with entering into the Repurchase Agreement, defined and described in Note 10, Stockholders’ Equity, we also entered into Amendment No. 8 to the A&R Credit Agreement (the “A&R Eighth Amendment”) to obtain lender consent for the Repurchase Agreement and related transactions. Refer also to Note 17, Related Party Transactions, for additional details. The A&R Eighth Amendment did not modify the pricing, maturity, or financial covenants of the A&R Credit Agreement. Costs incurred in connection with the A&R Eighth Amendment of approximately $0.1 million were recognized as other expense in our condensed consolidated statements of operations for the three months ended June 30, 2026.
The stated interest rate of each of Tranche A and Tranche B of the term loans under the A&R Credit Agreement (the “A&R Term Loans”) as of June 30, 2026 was 10.09%. The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 10.08%. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of June 30, 2026 was 2.93% and 5.74%, respectively. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 3.88% and 6.34%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of June 30, 2026 and December 31, 2025.
The following table sets forth maturities of the principal amount of our A&R Term Loans as of June 30, 2026 (in thousands):

Remainder of 2026	$—
2027	18,300
2028	126,615
Total	$144,915

9. Variable Interest Entity
On February 9, 2026, we entered into a share purchase agreement (the “Purchase Agreement”) with UTG for a new joint venture for the Playboy licensing business in China (the “New China JV”), in which UTG is to ultimately own a 50% interest and operate Playboy’s China licensing business for an aggregate purchase price of $45,000,000 (the “Purchase Price”). Concurrent with the execution of the Purchase Agreement, UTG paid $9,000,000 to us as a signing deposit which was ultimately applied to the Purchase Price as of the New China JV Initial Closing (defined below).
On March 20, 2026 (the “Initial Closing Date”), the initial closing pursuant to the Purchase Agreement (the “New China JV Initial Closing”) occurred, and the New China JV was established. On the Initial Closing Date, the New China JV issued and sold 1,333 class B ordinary shares of the New China JV (“Class B Shares”) to UTG for aggregate consideration of $11,997,000, which was concurrently distributed to us, and we sold and transferred to UTG 334 Class B Shares for aggregate consideration of $3,006,000, for total aggregate consideration to us at the New China JV Initial Closing of $15,003,000. At the second closing under the Purchase Agreement (to occur on or before January 4, 2027), we will sell and transfer to UTG 1,667 Class B Shares for aggregate consideration of $15,003,000, and, at the third closing under the Purchase Agreement (to occur on or before January 4, 2028), we will sell and transfer to UTG 1,666 Class B Shares for aggregate consideration of $14,994,000. The full proceeds from the initial, second, and third closings pursuant to the Purchase Agreement are being used for the repayment of debt. We repaid $15.0 million of our senior secured debt from Purchase Price proceeds in the first quarter of 2026.

As of the Initial Closing Date and June 30, 2026, we owned 83.33% and UTG owned 16.67% of the New China JV. While we retain majority control of the New China JV, UTG manages all operational aspects of Playboy’s licensing business in China, Hong Kong and Macau.

During the three months and six months ended June 30, 2026, we incurred $0.1 million and $2.9 million, respectively, of transaction expenses in connection with the formation of the New China JV, including legal, advisory and other professional fees during the three and six months ended June 30, 2026. These costs are included in selling and administrative expenses in our condensed consolidated statements of operations for the three months and six months ended June 30, 2026.
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

Brand Support Services Agreement

Under the terms of the BSSA between UTG and us, UTG will pay us for brand support services up to an annual cap (the “Annual Cap”) of (i) $4,000,000 for services provided in the first contract year, (ii) $4,000,000 for services provided in the second contract year, and (iii) $2,000,000 for services provided in the third contract year.

During the first quarter of 2026, we received a $4.0 million advance payment from UTG representing the full Annual Cap for the first contract year under the BSSA. During the second quarter of 2026, we applied a portion of the advance against related brand expenses as they were incurred, recording $1.3 million within cost of sales and $0.3 million within selling and administrative expenses in our condensed consolidated statements of operations for both the three and six months ended June 30, 2026. The remaining unapplied advance of $2.4 million was recorded in other current liabilities and accrued expenses on the condensed consolidated balance sheet as of June 30, 2026.

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

The New China JV’s distribution priorities entitled us to an initial preferential allocation of an aggregate of $67.0 million through 2033. Until such $67.0 million threshold is fully satisfied, no earnings or hypothetical liquidation proceeds are allocated to the noncontrolling interest. Consequently, in accordance with this distribution waterfall, no value was allocated to the noncontrolling interest for the three months and six months ended June 30, 2026.

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

The following table presents the carrying amounts and classification of the consolidated assets and liabilities of the New China JV as of June 30, 2026, after elimination of intercompany balances (in thousands):

Assets
Cash and cash equivalents	$5,986
Restricted cash	2,030
Prepaid expenses and other current assets	1,929
Other	536
Total assets	$10,481
Liabilities
Deferred revenues, current portion	$1,853
Other current liabilities and accrued expenses	2,943
Deferred revenues, net of current portion	1,031
Other	125
Total liabilities	$5,952

10. Stockholders’ Equity
Common Stock
The holders of our common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by our Board of Directors (the “Board”). As of June 30, 2026, no dividends had been declared by the Board.
On June 16, 2025, our stockholders authorized an increase in the number of authorized shares of common stock of the Company from 150,000,000 to 400,000,000. The increase in our authorized shares of common stock did not impact the number of our issued or outstanding shares of common stock. Our common stock reserved for future issuance consisted of the following as of the dates indicated:

	June 30, 2026	December 31, 2025
Shares available for grant under equity incentive plans	10,056,895	1,160,627
Options issued and outstanding under equity incentive plans	1,997,466	1,997,466
Unvested restricted stock units	6,506,782	4,121,525
Vested restricted stock units not yet settled	920,485	2,002,582
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	249,116	249,116
Total common stock reserved for future issuance	19,730,744	9,531,316

On February 23, 2026, we increased the availability under our previously registered and announced at-the-market offering (the “ATM”) to $200 million worth of our common stock. During the three months ended June 30, 2026, we sold a total of 2,051,498 shares under the ATM for net proceeds of $2.8 million, out of which 56,255 shares were issued in July 2026. During the six months ended June 30, 2026, we sold 3,441,249 shares of our common stock under the ATM for net proceeds of $5.3 million, of which $5.2 million was received during the six months ended June 30, 2026 and $0.1 million was received in July 2026. As of June 30, 2026, we had $194.4 million of remaining capacity under the ATM.

Share Repurchase from Our Primary Lender and Its Affiliates
On June 18, 2026, we entered into a stock repurchase agreement (the “Repurchase Agreement”) with certain sellers, all of whom are affiliates of Fortress Investment Group (“Fortress”), to repurchase an aggregate of 16,589,531 shares of our common stock, for an aggregate purchase price of $17.4 million, payable in four installments through December 31, 2026. During the three months ended June 30, 2026, we repurchased 1,904,762 shares of common stock under the first installment for $2.0 million in cash. We are contractually obligated to settle the remaining installments in cash. Accordingly, a liability was established of $14.8 million at inception within other current liabilities on our condensed consolidated balance sheets, with a corresponding reduction to additional paid-in capital, measured at the present value of the remaining amount payable. The liability is accreted to its settlement amount over the term of the Repurchase Agreement, with the accretion recognized as interest expense. Direct costs of $0.2 million, which were primarily legal fees incurred in connection with the stock repurchase, were recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheet as of June 30, 2026.
We evaluated the Repurchase Agreement under ASC 480, Distinguishing Liabilities from Equity. The Repurchase Agreement is a freestanding financial instrument that obligates us to repurchase a fixed number of its own shares at a fixed price of $1.05 per share, with settlement required in cash. Accordingly, we classified the obligation to repurchase the shares remaining under the payment schedule as a liability in accordance with ASC 480-10-25-8, rather than as equity or as an off-balance-sheet commitment. Because both the amount payable and the settlement dates are fixed, the liability is measured at the present value of the amounts to be paid under the remaining installments and is subsequently accreted to its settlement amount through interest expense over the term of the agreement, using the interest rate implicit in the arrangement at inception, in accordance with ASC 480-10-35-3(a). The liability is not remeasured to fair value through earnings. The 1,904,762 shares repurchased and settled at the initial closing under the Repurchase Agreement were returned to the Company as treasury shares. In the event we do not satisfy the remaining repurchase obligations under the Repurchase Agreement, certain of our affiliated stockholders are obligated to satisfy such obligations pursuant to a backstop agreement.
Interest expense recognized in relation to the accretion of the repurchase liability under the Repurchase Agreement for the three months ended June 30, 2026 was immaterial. As of June 30, 2026, the carrying amount of the liability was $14.8 million, representing the present value of the remaining $15.4 million of contractually scheduled installment payments due through December 31, 2026 pursuant to the Repurchase Agreement. Refer to Note 17, Related Party Transactions, for additional information.

11. Convertible Preferred Stock
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
The Conversion resulted in a $7.0 million reduction in the carrying amount of the Series B Convertible Preferred Stock, and we recognized $0.8 million and $2.3 million of accretion to the Series B Convertible Preferred Stock’s redemption value during the three and six months ended June 30, 2025, respectively, resulting in a $19.1 million mezzanine equity balance in our condensed consolidated balance sheet as of June 30, 2025.
On August 22, 2025, we completed the conversion of all remaining 21,000.00001 outstanding shares of Series B Convertible Preferred Stock into 12,439,730 shares of our common stock, at a conversion price of $1.74448 per share (the “Second Conversion”), in accordance with the terms of the Series B Convertible Preferred Stock. As a result of the Second Conversion, we no longer had any shares of preferred stock issued or outstanding.

12. Stock-Based Compensation
As of June 30, 2026, 28,844,301 shares of our common stock had been authorized for issuance under our 2021 Equity and Incentive Compensation Plan, as amended to include an increase of 10,000,000 shares approved by our stockholders on June 16, 2026, and 5,606,175 shares of common stock were originally reserved for issuance under our 2018 Equity Incentive Plan.
Stock Option Activity
There was no stock option activity during the three months and six months ended June 30, 2026.
Restricted Stock Unit Activity
A summary of restricted stock unit (“RSU”) activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2025	4,121,525	$1.21
Granted	5,616,868	1.60
Vested	(3,231,270)	1.25
Forfeited	(341)	9.83
Unvested and outstanding balance at June 30, 2026	6,506,782	$1.53
The total fair value of RSUs that vested during the three months ended June 30, 2026 and 2025 was approximately $5.0 million and $4.4 million, respectively, and approximately $5.2 million and $4.8 million during the six months ended June 30, 2026 and 2025, respectively. We had 920,485 and 2,276,061 outstanding and fully vested RSUs that remained unsettled at June 30, 2026 and 2025, respectively, all of which are expected to be settled in 2026 and were settled in 2025, respectively. As such, they were excluded from outstanding shares of common stock but were included in weighted-average shares outstanding for the calculation of net loss per share for the three and six months ended June 30, 2026 and 2025.
Performance Stock Unit Activity

There was no performance-based restricted stock unit (“PSU”) activity under our equity incentive plans during the three months and six months ended June 30, 2026.
Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans during the three months ended June 30, 2026 and 2025 was $2.5 million and $1.7 million, respectively, and $3.7 million and $2.4 million during the six months ended June 30, 2026 and 2025, respectively. All stock-based compensation expense was recorded in selling and administrative expenses in our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. At June 30, 2026, there was no unrecognized stock-based compensation expense related to unvested stock options or PSUs, as all previously unvested and outstanding stock options and PSUs were fully vested as of June 30, 2026. At June 30, 2026, total unrecognized compensation cost related to unvested RSUs was $7.1 million and is expected to be recognized over the remaining weighted-average service period of 1.00 year.

13. Commitments and Contingencies
Leases
Lease cost associated with operating leases for the three and six months ended June 30, 2026 is included in the table below. Finance leases and their related costs for the three and six months ended June 30, 2026 and 2025 were immaterial.
On August 11, 2025, through our wholly owned subsidiary, Playboy Enterprises, Inc., we entered into an operating lease (the “Lease”) with RK Rivani LLC (the “Landlord”) for approximately 20,169 square feet of office space in Miami Beach, Florida.

In the second quarter of 2026, we amended the Lease to change the lease commencement date to January 1, 2027 and the expiration date to November 30, 2037. As we did not take possession of the office space as of June 30, 2026, it is not reflected in our condensed consolidated financial statements or in the tables below. The future undiscounted fixed non-cancelable payment obligation pertaining to the Lease is approximately $25.0 million.
On May 14, 2026, we entered into a new operating lease (the “Additional Lease”) with the Landlord for the remainder of the same floor as the Lease, comprising approximately 5,696 square feet, which commenced on May 1, 2026 and expires on November 30, 2037, subject to two five-year renewal options. In addition to base rent under the Additional Lease, we are responsible for operating expenses and property taxes. In connection with the Additional Lease, the Landlord agreed to provide a TIA of $1.6 million, which reduced the right-of-use asset recognized upon commencement of the Additional Lease and was recorded as a receivable within prepaid expenses and other current assets on our condensed consolidated balance sheet as of June 30, 2026. Refer to Note 5, Prepaid Expenses and Other Current Assets, for additional information. The future undiscounted lease payments under the Additional Lease are approximately $6.9 million.
During the second quarter of 2026, we terminated certain operating leases for Honey Birdette retail stores prior to their contractual expiration dates. Upon termination of such leases, we derecognized the related right-of-use assets and operating lease liabilities of $0.6 million in our condensed consolidated balance sheet as of June 30, 2026, and we recognized a net loss of $0.1 million in Other income, net in our condensed consolidated statements of operations for the three and six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, the weighted-average remaining term of our operating leases was 4.9 years and 3.9 years, respectively, and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 9.1% and 8.2%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $2.1 million for each of the three months ended June 30, 2026 and 2025, and $4.4 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $1.6 million and $0.6 million during the three months ended June 30, 2026 and 2025, respectively, and $3.4 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.
Net lease cost recognized in our condensed consolidated statements of operations is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$1,866	$1,825	$3,723	$3,641
Variable lease cost	413	404	826	834
Short-term lease cost	440	415	832	847
Sublease income	(538)	(365)	(1,077)	(590)
Total	$2,181	$2,279	$4,304	$4,732

Maturities of our operating lease liabilities as of June 30, 2026 were as follows (in thousands):

Remainder of 2026	$4,144
2027	6,567
2028	4,198
2029	3,682
2030	2,402
Thereafter	6,989
Total undiscounted lease payments	27,982
Less: imputed interest	(6,550)
Total operating lease liabilities	$21,432

Operating lease liabilities, current portion	$6,863
Operating lease liabilities, noncurrent portion	$14,569

Future annual minimum lease payments that are contractually due to us from our sublease arrangements as of June 30, 2026 were as follows (in thousands):

Remainder of 2026	$1,106
2027	1,481
2028	429
2029	218
Total	$3,234
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
On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. The court heard PEII’s motion for summary judgment on June 6, 2023, and dismissed six out of 10 of AVS’ causes of action. AVS’ contract-related claims remain to be determined at trial, which is scheduled for March 8, 2027. In addition, PEII filed a complaint against Sunrise Brands based on their participation in AVS’s misconduct, as well as their own direct misconduct. Both cases have been related together by the court and will be tried together, for both pretrial and trial purposes. While the AVS case is a material litigation, we are currently unable to estimate the range of reasonably possible loss, if any, related to this matter. We believe AVS’ remaining claims and allegations are without merit, and we will defend this matter vigorously.

14. Severance Costs
Severance and related employee benefits costs incurred during the three and six months ended June 30, 2026 were immaterial. During the three and six months ended June 30, 2025, we incurred severance and related employee benefits costs of $0.3 million and $2.6 million, respectively, due to the reduction of headcount as we continued to shift our business to a more capital-light model, including the transition of our digital subscriptions and content operations into a licensing model. Severance costs are recorded in selling and administrative expenses in our condensed consolidated statements of operations, and in other current liabilities and accrued expenses in our condensed consolidated balance sheets.

The following is a reconciliation of the beginning and ending severance costs balances recorded in other current liabilities and accrued expenses in our condensed consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2025	$272
Costs incurred and charged to expense	71
Costs paid or otherwise settled	(293)
Balance at June 30, 2026	$50

15. Income Taxes
For the three months ended June 30, 2026 and 2025, our provision for income taxes was an expense of $1.1 million and $0.9 million, respectively, and $1.9 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 was 84.2% and (13.1)%, respectively, and (102.9)% and (13.5)%, for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three and six months ended June 30, 2026 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles. The effective tax rate for the three and six months ended June 30, 2025 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes and the release of valuation allowance due to a reduction in net deferred tax liabilities of indefinite lived intangibles.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”), enacted on July 4, 2025, made changes to U.S. corporate income taxes, including reinstating the option to claim the full amount of accelerated depreciation deductions on qualified property, with retroactive application beginning January 1, 2025, immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025, and the calculation of the limitation for business interest using earnings before interest, taxes, depreciation and amortization, with retroactive application beginning January 1, 2025. We have evaluated such tax law changes to our consolidated financial position and results of operations for all applicable periods and concluded the 2025 Tax Act does not have a material impact on our condensed consolidated financial statements.

16. Net Income (Loss) Per Share
The following table shows the computation of basic and diluted net income per common share for the three months ended June 30, 2026 (in thousands, except per share amounts):

Three Months Ended June 30, 2026
Numerator:
Net income	$198
Net income - basic and diluted	$198

Denominator:
Weighted-average shares outstanding - basic and diluted	114,695,987

Net income per common share - basic and diluted	$—
Share Repurchase from Our Primary Lender and Its Affiliates
As discussed in Note 10, Stockholders’ Equity, we determined that our obligation to repurchase shares under the Repurchase Agreement is a liability under ASC 480, Distinguishing Liabilities from Equity. In accordance with ASC 480-10-45-4, all 16,589,531 shares subject to the Repurchase Agreement, including shares not yet repurchased and settled, have been excluded, on a weighted basis, from the weighted-average number of common shares outstanding used to compute basic and diluted income (loss) per share for the three and six months ended June 30, 2026.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2026	2025
Options	1,997,466	1,997,466
Unvested restricted stock units	6,506,782	4,167,904
Total	8,504,248	6,165,370

17. Related Party Transactions
Transactions with Byborg
On November 5, 2024, The Million S.a.r.l (a subsidiary of Byborg) completed the purchase of 14,900,000 shares of our common stock and became a significant stockholder of the Company as of such date. Thus, both The Million S.a.r.l and Byborg, as well as their affiliates, are considered related parties of the Company.
During the three and six months ended June 30, 2026 and 2025, we recognized $5.0 million and $10.0 million, respectively, of minimum guaranteed royalties as licensing revenue pursuant to the LMA. Operating expenses related to Playboy’s licensed digital businesses totaled $3.0 million and $6.8 million during the three and six months ended June 30, 2025, respectively, out of which $1.2 million and $5.0 million were recorded in our condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2025, operating expenses of $1.8 million in excess of the $5.0 million of expenses to be covered by us were recorded as a reduction to the Payable to Byborg, net balance as of June 30, 2025, pursuant to the terms of our transition services agreement with Byborg (the “TSA”). As of June 30, 2026, the remittances payable to Byborg totaled $4.0 million. Remittances payable to Byborg pursuant to the LMA as of December 31, 2025 were $2.8 million, the majority of which was paid in the first quarter of 2026. Refer to Note 19, Related Party Transactions, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K, filed with the SEC on March 16, 2026, for additional details regarding the TSA.
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
Total debt, net of unamortized debt issuance costs and debt premium, attributable to affiliates of our primary senior secured lender under the term loan described in Note 8, Debt, was $141.5 million and $158.0 million as of June 30, 2026 and December 31, 2025, respectively, out of which $141.5 million and $156.6 million was classified as noncurrent as of June 30, 2026 and December 31, 2025, respectively. Accrued interest attributable to affiliates of our primary senior secured lender is included in other current liabilities and accrued expenses in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 was $0.3 million and $0.4 million, respectively. The interest expense attributable to affiliates of our primary senior secured lender for the three and six months ended June 30, 2026 was $2.0 million and $4.3 million, respectively.
On June 18, 2026, we entered into the Repurchase Agreement with certain affiliates of our primary lender, pursuant to which we agreed to repurchase an aggregate of 16,589,531 shares of our common stock for an aggregate purchase price of $17.4 million, payable in four installments through December 31, 2026. During the three months ended June 30, 2026, we repurchased 1,904,762 shares of common stock under the first installment for $2.0 million in cash.

A liability of $14.8 million, representing the present value of the remaining installment obligations, was recorded within other current liabilities in our condensed consolidated balance sheet as of June 30, 2026. We also incurred $0.2 million of legal fees in connection with the Repurchase Agreement, which were recorded as a reduction of additional paid-in capital in our condensed consolidated balance sheet as of June 30, 2026. Upon completion of all installment purchases, the affiliates of our primary lender that are party to the Repurchase Agreement are expected to no longer be affiliates of the Company or significant holders of our common stock. Refer to Note 10, Stockholders’ Equity, for further information about the Repurchase Agreement.
Transactions with Significant Stockholders / Director Affiliates
In connection with the Repurchase Agreement, on June 18, 2026, we entered into a backstop agreement (the “Backstop Agreement”) with Rizvi Master LLC, an affiliate of Rizvi Traverse Management, LLC and our director Suhail Rizvi, and The Million S.à.r.l., an affiliate of Byborg and our director György Gattyán (collectively, the “Backstop Purchasers”). Each of these parties is a significant stockholder of the Company, holding greater than 10% of our outstanding common stock, and each is an affiliate of a member of the Company’s board of directors. Accordingly, the Backstop Agreement constitutes a related party transaction.
Under the Backstop Agreement, the Backstop Purchasers are obligated, on a several and pro rata basis according to their respective percentage obligations (55.4946% for Rizvi Master LLC and 44.5054% for The Million S.à.r.l.), to purchase directly from the sellers, on the same terms and at the same fixed price of $1.05 per share, any shares that we do not purchase under the scheduled installments of the Repurchase Agreement. The backstop commitment excludes the $2.0 million installment paid by us at the initial closing under the Repurchase Agreement and terminates upon the earlier of satisfaction of the commitment, termination of the Repurchase Agreement, or twelve months from the date of the Backstop Agreement. Each Backstop Purchaser’s participation is subject to a beneficial ownership cap of 29.99% of our outstanding common stock. As consideration for the backstop commitment, we are obligated to pay the backstop purchasers a fee equal to 5.0% of the committed amount that is not used to purchase shares, payable in shares of common stock (valued based on the volume-weighted average price for the five trading days preceding the date of the Backstop Agreement) or, if such share settlement would cause a backstop purchaser to exceed the ownership cap, in cash. We have concluded that the backstop fee represents a direct and incremental cost of reacquiring our own shares and is accrued as a reduction to additional paid-in capital as the related shares are repurchased. No backstop fee was earned or accrued as of June 30, 2026, as no backstop purchases had occurred and only the excluded closing installment had been funded by us.
Transactions with UTG
UTG is considered a related party of the Company as the noncontrolling interest holder in the New China JV, which is a consolidated variable interest entity of the Company, and as the operator of all aspects of our Playboy licensing business in China, Hong Kong and Macau. Refer to Note 9, Variable Interest Entity, for additional details.

18. Segments
As of June 30, 2026, we had two reportable segments: Direct-to-Consumer and Licensing. The Direct-to-Consumer segment derives revenue from sales of consumer products sold directly to customers online or at brick-and-mortar stores through our lingerie business, Honey Birdette, with 48 stores in three countries as of June 30, 2026. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses, minimum guaranteed royalties from licensing certain intellectual property and the operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses to Byborg pursuant to the LMA.
The “All Other” column for the three and six months ended June 30, 2026 includes amortization of deferred revenue balances related to the previously reported digital subscriptions and content operations that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025), which will be recognized over the next four years.
The “All Other” column for the three and six months ended June 30, 2025 includes amortization of deferred revenue balances related to our previously reported digital subscriptions and content operations that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025), the write-off of certain previously capitalized content expenses and transition expenses incurred pursuant to the TSA.
Revenues and expenses associated with Playboy magazine, sales of access to our iPlayboy archives and events and sponsorships were not allocated to segments for the three months ended June 30, 2026 and 2025, and were instead presented in our corporate revenue and expense allocations as activities associated with brand marketing and awareness.

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
The following table sets forth financial information by reportable segment and attributable to corporate and certain other activities (in thousands):

	Three Months Ended June 30,
	2026					2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other(2)	Total
Net revenues	19,487	11,169	307	255	31,218	$16,493	$10,932	$135	$588	$28,148
Cost of sales(1)	(6,808)	(475)	(1,113)	—	(8,396)	(6,835)	(2,503)	—	(401)	(9,739)
Gross profit	12,679	10,694	(806)	255	22,822	9,658	8,429	135	187	18,409
Personnel	(4,884)	(308)	(5,576)	—	(10,768)	(4,806)	(1,190)	(4,793)	(603)	(11,392)
Rent	(1,841)	—	(301)	—	(2,142)	(1,702)	(5)	(498)	—	(2,205)
Marketing	(1,637)	(14)	(186)	—	(1,837)	(1,336)	(9)	(29)	—	(1,374)
Transaction expenses	—	—	(155)	—	(155)	—	—	—	—	—
Other segment items(3)	(4,298)	(817)	170	—	(4,945)	(2,564)	(1,673)	(4,740)	(344)	(9,321)
Operating income (loss)	19	9,555	(6,854)	255	2,975	(750)	5,552	(9,925)	(760)	(5,883)
Interest expense					(2,218)					(1,907)
Other nonoperating income, net					500					1,000
Income (loss) before income taxes					$1,257					$(6,790)
_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of personnel and rent for the three months ended June 30, 2026 and 2025.
(2) For the three months ended June 30, 2025, transition expenses associated with the digital businesses licensed to Byborg, which we were responsible for during the transition period pursuant to the TSA, were $1.2 million, with $0.4 million recorded as cost of sales and $0.8 million recorded as selling and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2025.

(3) Includes intercompany management fee expense allocations of $2.5 million and $0.9 million from our direct-to-consumer segment to our corporate segment, which eliminate upon consolidation, for the three months ended June 30, 2026 and 2025, respectively.

	Six Months Ended June 30,
	2026					2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other(2)	Total
Net revenues	38,334	22,101	445	574	61,454	$32,824	$22,383	$382	$1,434	$57,023
Cost of sales(1)	(14,861)	(1,966)	(1,113)	—	(17,940)	(13,742)	(3,099)	—	(1,951)	(18,792)
Gross profit	23,473	20,135	(668)	574	43,514	19,082	19,284	382	(517)	38,231
Personnel	(9,598)	(691)	(9,773)	—	(20,062)	(9,153)	(1,784)	(10,536)	(3,308)	(24,781)
Rent	(3,691)	—	(496)	—	(4,187)	(3,421)	(12)	(1,119)	—	(4,552)
Marketing	(3,457)	(26)	(320)	—	(3,803)	(2,798)	(29)	(607)	(34)	(3,468)
Transaction expenses	—	—	(3,364)	—	(3,364)	—	—	—	—	—
Other segment items(3)	(5,145)	(1,944)	(3,675)	—	(10,764)	(4,990)	(2,950)	(8,406)	(1,227)	(17,573)
Operating income (loss)	1,582	17,474	(18,296)	574	1,334	(1,280)	14,509	(20,286)	(5,086)	(12,143)
Interest expense					(4,717)					(3,795)
Other nonoperating income, net					1,527					1,202
Loss before income taxes					$(1,856)					$(14,736)
_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of personnel and rent for the six months ended June 30, 2026 and 2025.
(2) For the six months ended June 30, 2025, transition expenses associated with the digital businesses licensed to Byborg, which we were responsible for during the transition period pursuant to the TSA, reached the $5.0 million threshold of expenses payable by us, with $1.7 million recorded as cost of sales and $3.3 million recorded as selling and administrative expenses in our condensed consolidated statements of operations for the six months ended June 30, 2025.

(3) Includes intercompany management fee expense allocations of $2.1 million and $1.8 million from our direct-to-consumer segment to our corporate segment, which eliminate upon consolidation, for the six months ended June 30, 2026 and 2025.

Other segment items for the three and six months ended June 30, 2026 and 2025 were primarily comprised of the following:
Direct-to-Consumer: outside consulting and legal fees, as well as technology and equipment expenses.
Licensing: expenses that were attributable to our former China joint venture (for the 2025 period only), outside consulting expenses and legal fees.
Corporate: outside consulting expenses, audit, tax, and legal fees, information technology and software costs, insurance expense, as well as net changes in the fair value of contingent consideration and other miscellaneous corporate operating costs.
Prior year comparative periods also include non-cash impairment charges related to our corporate leases and artwork held for sale, which did not recur during the three and six months ended June 30, 2026. For the three months ended June 30, 2025, we recorded $1.5 million of impairment charges on our right-of-use assets related to our corporate leases. For the six months ended June 30, 2025, we recorded $1.8 million of impairment charges, comprised of the $1.5 million right-of-use asset impairment recognized in the second quarter of 2025 and $0.3 million of impairment charges on our artwork held for sale recognized in the first quarter of 2025.
All Other: these only apply to the 2025 period and included outside consulting expenses, as well as technology and equipment expense.

Geographic Information
Revenue by geography is based on where the customer is located. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
United States	$9,672	$8,833	$20,238	$18,820
Australia	7,988	6,840	15,122	13,478
Luxembourg	5,000	5,000	10,000	10,000
United Kingdom	3,446	2,949	6,298	5,590
China	3,018	3,180	6,030	6,376
Other	2,094	1,346	3,766	2,759
Total	$31,218	$28,148	$61,454	$57,023

19. Subsequent Events

In July 2026, pursuant to the terms of a 2021 merger agreement for the acquisition of GlowUp Digital Inc. (the “GlowUp Agreement”), we released an aggregate of 249,116 shares of our common stock (based on a price of $23.4624 per share, per the terms of the GlowUp Agreement) to the holders of GlowUp’s equity securities that were accredited investors, which shares were a portion of the acquisition consideration that we held back to cover potential indemnification obligations of such investors. As no indemnification obligations were required to be covered by such holdback, the entirety of the holdback was released. No additional transaction proceeds were paid to us in connection with the release of the acquisition consideration holdback. Related to such indemnity holdback release, we also paid a total of $0.2 million to former investors in GlowUp which were not accredited investors.
As of the date of this filing, the GlowUp indemnity holdback has been released in full, and no further consideration remains payable in connection with the GlowUp acquisition. Refer to Note 2, Fair Value Measurements, for additional details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2026. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors”, “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2026. As used herein, “we”, “us”, “our”, and the “Company” refer to Playboy, Inc. and its subsidiaries.
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

Business Overview

We are a global lifestyle, media and licensing company built on the Playboy brand—one of the world’s most recognizable and enduring consumer brands, with Playboy-branded products and content available in over 100 countries. We pursue a capital-light business model in which the Playboy brand serves as the foundation for three brand-powered activities, licensing, media and experiences, and hospitality, which is further complemented by Honey Birdette, our premium direct-to-consumer lingerie business, which operates as a separate direct-to-consumer growth engine. We report our operations in two reportable segments: Direct-to-Consumer and Licensing. Our Direct-to-Consumer segment derives revenue from consumer products sold directly to consumers by Honey Birdette online and through its brick-and-mortar stores, with 48 stores in three countries as of June 30, 2026. Our Licensing segment derives revenue from trademark licenses for third-party consumer products across various apparel and accessories categories, as well as hospitality, digital gaming and location-based entertainment. Effective January 1, 2025, we license our adult businesses, including Playboy Club, Playboy Plus, and Playboy TV digital assets to Byborg Enterprises SA (“Byborg”) pursuant to a License & Management Agreement (the “LMA”). We continue to directly publish editorial and Playmate content in support of our brand and licensing, media and experiences activities.

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

After having stabilized Playboy’s China business in 2024 and 2025, in the fourth quarter of 2025, we transitioned our joint venture for the Playboy business in China into a more typical licensing structure, with an affiliate of our former China joint venture partner becoming our licensing agent in China. On February 9, 2026, we terminated such licensing agent in preparation for the New China JV (defined below). Also on February 9, 2026, we entered into a share purchase agreement (the “Purchase Agreement”) with UTG Brands Management Group Limited (“UTG”) for a new joint venture for the Playboy business in China (the “New China JV”), in which UTG is to ultimately own a 50% interest and operate Playboy’s China licensing business. The initial closing pursuant to the Purchase Agreement (the “New China JV Initial Closing”) occurred, and the New China JV was established, on March 20, 2026. As of the New China JV Initial Closing and June 30, 2026, we owned 83.33% of the New China JV and UTG owned 16.67%. While we retain majority control of the New China JV, UTG manages all operational aspects of Playboy’s licensing business in China, Hong Kong and Macau.

We are in the early stages of building out our media and experiences areas of focus. During the quarter ended June 30, 2026, we published Playboy magazine, featuring Karol G as a cover star, and introduced a new subscription offering across our print and digital content. Subsequent to quarter-end, in July 2026, we featured Cara Delevingne as an additional cover star, continuing our magazine relaunch effort. We are also investing in expanding our social media reach to drive brand engagement, and are planning consumer-facing events designed to bring the Playboy brand to life. Subscriptions and sponsorships represent net new revenue lines for the Company, and we believe these initiatives, together with the integration of licensing and sponsorship opportunities, will support commercial growth and our ability to expand into new licensing verticals and brand categories over time.

We expect our licensing business in China to continue to represent a material part of our overall business. Our licensing revenues from China as a percentage of our total revenues were 10% and 11% for each of the three and six months ended June 30, 2026 and 2025, respectively.
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

Recent Trade Developments
We continue to monitor ongoing changes in U.S. trade policies, including increasing tariffs on imports, in some cases significantly, and changes to existing international trade agreements. These actions have prompted retaliatory tariffs and other measures by a number of countries. Starting in the second quarter of 2025, the U.S. and certain other countries have taken actions to modify the timing, rates and/or other aspects of certain of these tariffs. However, some of the new tariffs remain in effect, including tariffs between the U.S. and China, where we source the manufacturing of our Honey Birdette products and where many of our licensees source their products. While the impact of such trade policies on our business remains uncertain, we continue to closely monitor such matters and potential impacts, including increased production costs and higher pricing to our customers, either of which could negatively affect our business, results of operations and financial condition. Certain of these tariffs were imposed under the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court issued a decision that the tariffs imposed under IEEPA were not authorized under such statute, and U.S. Customs and Border Protection has since established a process for claiming refunds of tariffs paid under IEEPA. As of June 30, 2026, we had a determinable claim for $1.1 million of such refunds, which was recorded as a reduction of cost of sales in our condensed consolidated statements of operations for the three and six months ended June 30, 2026. Substantially all of this amount was collected in July 2026, with the remainder received prior to June 30, 2026. We have also submitted claims for additional IEEPA tariffs paid. Such additional claims remain subject to ongoing legal, regulatory, and administrative developments, and the timing, amount, and availability of any further refunds remain uncertain. Accordingly, we have not recognized any additional receivable or reduction of cost of sales relating to such claims because realization is not assured.
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
We generate revenue from sales of consumer products sold through our Honey Birdette retail stores or online directly to customers, trademark licenses for third-party consumer products and online and location-based entertainment businesses, and licensing the operation of our digital subscriptions and content businesses, which were previously owned and operated by us, to Byborg pursuant to the LMA.
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
Cost of Sales
Cost of sales primarily consist of merchandise costs, warehousing and fulfillment costs, agency and commission fees, website expenses, marketplace traffic acquisition costs, transition expenses per the TSA (commencing January 1, 2025 through June 30, 2025), credit card processing fees, personnel costs, costs associated with branding activities, including the magazine, net of brand expense reimbursement pursuant to the terms of a Brand Support Services Agreement with UTG (the “BSSA”), customer shipping and handling expenses, fulfillment activity costs and freight-in expenses.
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
Impairments
Impairments consist of the impairments of our artwork held for sale during the 2025 period and right-of-use assets related to our corporate leases during the 2025 period.
Other Operating (Expense) Income, Net
Other operating (expense) income, net consists primarily of losses on the disposal of assets and other miscellaneous items.
Nonoperating (Expense) Income
Interest Expense, Net
Interest expense, net consists of interest on our long-term debt and the amortization of deferred financing costs and debt premium/discount.
Other Income (Expense), Net
Other income (expense), net consists primarily of other miscellaneous nonoperating items, such as nonrecurring transaction fees, foreign exchange realized and unrealized transaction gains or losses, early termination gains, debt related costs, bank charges and interest income.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Net revenues	$31,218	$28,148	$3,070	11%
Costs and expenses:
Cost of sales	(8,396)	(9,739)	1,343	(14)%
Selling and administrative expenses	(19,756)	(22,366)	2,610	(12)%
Impairments	—	(1,541)	1,541	(100)%
Other operating expense, net	(91)	(385)	294	(76)%
Total operating expense	(28,243)	(34,031)	5,788	(17)%
Operating income (loss)	2,975	(5,883)	8,858	151%
Nonoperating (expense) income:
Interest expense, net	(2,218)	(1,907)	(311)	16%
Other income, net	500	1,000	(500)	(50)%
Total nonoperating expense	(1,718)	(907)	(811)	89%
Income (loss) before income taxes	1,257	(6,790)	8,047	119%
Expense from income taxes	(1,059)	(889)	(170)	19%
Net income (loss)	198	(7,679)	7,877	103%

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2026	2025
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(27)	(35)
Selling and administrative expenses	(63)	(79)
Impairments	—	(5)
Other operating (expense) income, net	—	(2)
Total operating expense	(90)	(121)
Operating income (loss)	10	(21)
Nonoperating (expense) income:
Interest expense, net	(7)	(7)
Other income, net	2	4
Total nonoperating expense	(5)	(3)
Income (loss) before income taxes	5	(24)
Expense from income taxes	(3)	(3)
Net income (loss)	2	(27)

Net Revenues
The following table sets forth net revenues by reportable segment (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Direct-to-consumer	$19,487	$16,493	$2,994	18%
Licensing	11,169	10,932	237	2%
Corporate	307	135	172	127%
All Other	255	588	(333)	(57)%
Total	$31,218	$28,148	$3,070	11%
Direct-to-Consumer

The increase in direct-to-consumer net revenues, compared to the prior year comparative period, was driven by continued strong performance of Honey Birdette products, both full price and discounted items, particularly e-commerce sales in the United States and retail sales in Australia.
Licensing

The increase in licensing net revenues, compared to the prior year comparative period, was primarily due to higher overage royalty revenues from existing licensing partners.
Corporate
The increase in corporate revenues for the three months ended June 30, 2026 was primarily driven by sales of the 2026 spring issue of Playboy magazine, which launched in April 2026.
All Other
The decrease in all other net revenues, compared to the prior year comparative period, was primarily due to lower amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Cost of Sales and Gross Margin
The following table sets forth cost of sales and gross margin by reportable segment (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Cost of sales:
Direct-to-consumer	$(6,808)	$(6,835)	$27	—%
Licensing	(475)	(2,503)	2,028	(81)%
Corporate	(1,113)	—	(1,113)	100%
All Other	—	(401)	401	(100)%
Total	$(8,396)	$(9,739)	$1,343	(14)%

Direct-to-consumer gross profit	$12,679	$9,658	$3,021	31%
Direct-to-consumer gross margin	65%	59%

Licensing gross profit	$10,694	$8,429	$2,265	27%
Licensing gross margin	96%	77%

Corporate gross profit	$(806)	$135	$(941)	over 150%
Corporate gross margin	(263)%	100%

All Other gross profit	$255	$187	$68	36%
All Other gross margin	100%	32%

Total gross profit	$22,822	$18,409	$4,413	24%
Total gross margin	73%	65%

Direct-to-Consumer
The slight decrease in direct-to-consumer cost of sales, compared to the prior year comparative period, was primarily due to a $0.8 million increase in Honey Birdette’s product, shipping and fulfillment costs driven by higher revenues, offset by tariff refunds. The improvement in gross margin reflects continued revenue growth, outpacing the increase in product, shipping and fulfillment costs, as well as improvement in quality of inventory and related reserves.
Licensing
The decrease in licensing cost of sales and the corresponding increase in gross margin, compared to the prior year comparative period, were primarily due to a $2.0 million reduction in licensing commissions expense. This reduction was driven by the prior year comparative period, which included a one-time $2.4 million settlement to pay current and future commissions to a licensing agent.
Corporate
The increase in corporate cost of sales and the corresponding decrease in gross margin, compared to the prior year comparative period, primarily related to the 2026 spring issue of the Playboy magazine and implementation of a revamped magazine subscription model in the second quarter of 2026. As the magazine is in an early relaunch phase, its production costs currently exceed its revenues, resulting in a negative gross margin. The increase was partially offset by $1.3 million of brand expense reimbursement applied against the cost of sales during the second quarter of 2026, representing a portion of the $4.0 million advance received from UTG under the BSSA. In the prior year comparative period, corporate revenues related primarily to payments from sales of access to our iPlayboy archives and carried a de minimis cost of sales.

All Other
The decrease in all other cost of sales and related increase in gross margin, compared to the prior year comparative period, was primarily related to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025, and the inclusion of transition expenses incurred pursuant to the TSA during the three months ended June 30, 2025, which did not recur in 2026.
Selling and Administrative Expenses
The decrease in selling and administrative expenses for the three months ended June 30, 2026, as compared to the prior year comparative period, was primarily due to lower payroll and payroll related expenses of $1.1 million, lower professional and other outside services costs of $0.3 million, a $0.9 million decrease in legal expenses, lower China operating costs of $0.4 million, and a number of offsetting changes in other accounts.
Impairments
The decrease in impairments for the three months ended June 30, 2026, as compared to the prior year comparative period, was due to impairment charges of $1.5 million related to our right-of-use assets for corporate leases that were recognized in the prior year comparative period and did not recur.
Other Operating Expense, Net
The decrease in other operating expense, net for the three months ended June 30, 2026, as compared to the prior year comparative period, was primarily due to lower losses on the disposal of store and other fixed assets.
Nonoperating (Expense) Income
Interest Expense, Net
The increase in interest expense, net for the three months ended June 30, 2026, as compared to the prior year comparative period, was primarily due to lower amortization of debt premium, net, partially offset by lower interest expense on our borrowings, reflecting senior secured debt repaid with proceeds from the New China JV transaction.
Other Income, Net
The decrease in other income, net for the three months ended June 30, 2026, as compared to the prior year comparative period, was primarily due to lower unrealized gains and losses related to foreign currency transactions.
Expense from Income Taxes
The increase in income taxes for the three months ended June 30, 2026, as compared to the prior year comparative period, was primarily driven by the change in valuation allowance due to the reduction in net indefinite-lived deferred tax liabilities in the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net revenues	$61,454	$57,023	$4,431	8%
Costs and expenses:
Cost of sales	(17,940)	(18,792)	852	(5)%
Selling and administrative expenses	(42,990)	(47,763)	4,773	(10)%
Impairments	—	(1,842)	1,842	(100)%
Other operating income (expense), net	810	(769)	1,579	over 150%
Total operating expense	(60,120)	(69,166)	9,046	(13)%
Operating income (loss)	1,334	(12,143)	13,477	111%
Nonoperating (expense) income:
Interest expense, net	(4,717)	(3,795)	(922)	24%
Other income, net	1,527	1,202	325	27%
Total nonoperating expense	(3,190)	(2,593)	(597)	23%
Loss before income taxes	(1,856)	(14,736)	12,880	(87)%
Expense from income taxes	(1,909)	(1,984)	75	(4)%
Net loss	(3,765)	(16,720)	12,955	77%
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(29)	(33)
Selling and administrative expenses	(70)	(84)
Impairments	—	(3)
Other operating income (expense), net	1	(1)
Total operating expense	(98)	(121)
Operating income (loss)	2	(21)
Nonoperating (expense) income:
Interest expense, net	(8)	(7)
Other income, net	2	2
Total nonoperating expense	(6)	(5)
Loss before income taxes	(4)	(26)
Expense from income taxes	(3)	(3)
Net loss	(7)	(29)

Net Revenues
The following table sets forth net revenues by reportable segment (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Direct-to-consumer	$38,334	$32,824	$5,510	17%
Licensing	22,101	22,383	(282)	(1)%
Corporate	445	382	63	16%
All Other	574	1,434	(860)	(60)%
Total	$61,454	$57,023	$4,431	8%
Direct-to-Consumer

The increase in direct-to-consumer net revenues, compared to the prior year comparative period, was primarily due to continued over-performance of full price Honey Birdette products.
Licensing

The decrease in licensing net revenues, compared to the prior year comparative period, was primarily due to the expiration of a small number of licensing agreements, some of which are expected to be replaced in subsequent quarters, partially offset by higher royalty overages revenue from existing licensees.
Corporate
Corporate revenues for the six months ended June 30, 2026 were substantially consistent with the prior year comparative period. The composition shifted toward magazine subscriptions, with the release of the spring 2026 issue of Playboy magazine in April 2026, and away from sponsorship events that occurred in the prior year comparative period, as a result of changes in brand strategy.
All Other
The decrease in all other revenue, compared to the prior year comparative period, was primarily due to lower amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Cost of Sales
The following table sets forth cost of sales and gross margin by reportable segment (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Cost of sales:
Direct-to-consumer	$(14,861)	$(13,742)	$(1,119)	8%
Licensing	(1,966)	(3,099)	1,133	(37)%
Corporate	(1,113)	—	(1,113)	100%
All Other	—	(1,951)	1,951	(100)%
Total	$(17,940)	$(18,792)	$852	(5)%

Direct-to-consumer gross profit	$23,473	$19,082	$4,391	23%
Direct-to-consumer gross margin	61%	58%

Licensing gross profit	$20,135	$19,284	$851	4%
Licensing gross margin	91%	86%

Corporate gross profit	$(668)	$382	$(1,050)	over 150%
Corporate gross margin	(150)%	100%

All Other gross profit	$574	$(517)	$1,091	over 150%
All Other gross margin	100%	(36)%

Total gross profit	$43,514	$38,231	$5,283	14%
Total gross margin	71%	67%
Direct-to-Consumer
The increase in direct-to-consumer cost of sales, compared to the prior year comparative period, was primarily due to $1.0 million of higher Honey Birdette product, shipping and fulfillment costs associated with Honey Birdette’s revenue growth, partially offset by $1.1 million of tariff refunds, together with a $0.9 million increase in inventory reserves and related write-offs (of which approximately $0.7 million was recognized in the first quarter of 2026) as Honey Birdette increased its inventory balance in preparation for such growth. Gross margin improved to 61%, as higher full-price product sales outpaced the increase in inventory reserves.
Licensing
The decrease in licensing cost of sales and the corresponding increase in gross margin, compared to the prior year comparative period, was primarily due to $2.0 million of lower commissions in the second quarter of 2026, as a result of the prior year comparative period having included a one-time $2.4 million commission settlement, partially offset by a $0.9 million commission payment and a $0.3 million agency-termination payment to our former China licensing agent recognized in the first quarter of 2026.
Corporate
The increase in corporate cost of sales and the corresponding decrease in gross margin, compared to the prior year comparative period, primarily related to the 2026 spring issue of Playboy magazine and implementation of a revamped magazine subscription model in the second quarter of 2026. As the magazine is in an early relaunch phase, its production costs currently exceed its revenues, resulting in a negative gross margin. Corporate cost of sales for the six months ended June 30, 2026 was partially offset by $1.3 million of brand expense reimbursement applied against cost of sales during the second quarter of 2026, representing a portion of the $4.0 million advance received from UTG under the BSSA.

All Other
The decrease in all other cost of sales and the corresponding increase in gross margin, compared to the prior year comparative period, was primarily related to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025, and the inclusion of transition expenses incurred pursuant to the TSA during the six months ended June 30, 2025, which did not recur in 2026.
Selling and Administrative Expenses

The decrease in selling and administrative expenses for the six months ended June 30, 2026, compared to the prior year comparative period, was primarily due to lower payroll and payroll-related expenses, including severance cost of $5.7 million, mainly due to the transition of our digital operations into a licensing model during the prior year comparative period, lower professional and other outside services of $1.2 million, lower China operating costs of $0.7 million, lower legal expenses of $0.4 million, partially offset by $2.9 million of transaction expenses related to the formation of the New China JV and a $1.3 million increase in stock-based compensation expense due to new grant issuances in 2026.
Impairments
The decrease in impairments for the six months ended June 30, 2026, as compared to the prior year comparative period, was primarily due to the non-recurrence of prior-year impairment charges recognized on our artwork held for sale of $0.3 million and on right-of-use assets related to our corporate leases of $1.5 million.
Other Operating Income (Expense), Net
The change from other operating expense, net in prior year comparative period to other operating income, net was primarily due to a $0.9 million non-recurring release of an aged value-added tax (VAT) provision recognized in the first quarter of 2026 and $0.7 million lower net losses on the disposal and write-off of certain fixed assets.
Nonoperating (Expense) Income
Interest Expense, Net
The increase in interest expense, net for the six months ended June 30, 2026, as compared to the prior year comparative period, was primarily due to lower amortization of debt premium and discount, partially offset by lower interest expense on our borrowings, reflecting senior secured debt repaid with proceeds from the New China JV transaction.
Other Income, Net
The increase in other income, net for the six months ended June 30, 2026, as compared to the prior year comparative period, was primarily due to a $0.5 million fee to vacate a leased store space early in the first quarter of 2026, partially offset by lower net unrealized gains on foreign currency transactions.
Expense from Income Taxes
The decrease in expense from income taxes for the six months ended June 30, 2026, as compared to the prior year comparative period, was primarily driven by the change in valuation allowance due to a reduction in net indefinite-lived deferred tax liabilities in the six months ended June 30, 2026.

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
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$198	$(7,679)	$(3,765)	$(16,720)
Adjusted for:
Interest expense	2,218	1,907	4,717	3,795
Expense from income taxes	1,059	889	1,909	1,984
Depreciation and amortization	707	778	1,652	1,582
EBITDA	4,182	(4,105)	4,513	(9,359)
Adjusted for:
Stock-based compensation	2,499	1,666	3,668	2,353
Transaction expenses	155	—	3,364	—
Licensing commissions settlement	—	2,400	—	2,400
Transition expenses	—	1,170	—	5,000
Severance	4	322	71	2,593
Impairments	—	1,541	—	1,842
Adjustments	127	477	367	1,019
Adjusted EBITDA	$6,967	$3,471	$11,983	$5,848
•Transaction expenses for the three months ended June 30, 2026 primarily represent less than $0.1 million of expenses related to the seventh and eighth amendments of our senior secured credit agreement that were incurred in the second quarter of 2026 and less than $0.1 million of additional transaction expenses incurred in the second quarter of 2026 in relation to the formation of the New China JV.

•Transaction expenses for the six months ended June 30, 2026 primarily represent $2.9 million related to the formation of the New China JV, termination expenses of $0.3 million related to our former China joint venture arrangements, and $0.4 million of expenses related to the seventh and eighth amendments of our senior secured credit agreement.
•Licensing commissions settlement for the three and six months ended June 30, 2025 represents a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent, which were paid in the third quarter of 2025.
•Transition expenses for the three and six months ended June 30, 2025 represent costs associated with the digital operations licensed to Byborg pursuant to the TSA.
•Severance expenses for the three and six months ended June 30, 2025 were due to the reduction of headcount related to the transition of our digital subscriptions and content operations into a licensing model.
•Impairments for the three months ended June 30, 2025 related to impairment charges on our right-of-use assets related to our corporate leases and did not recur in the second quarter of 2026.
•Impairments for the six months ended June 30, 2025 related to impairment charges on our artwork held for sale and our right-of-use assets related to our corporate leases and did not recur in the first half of 2026.
•Adjustments for the three and six months ended June 30, 2026 are primarily related to losses on asset disposals and the non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for our 2021 acquisition of GlowUp Digital, Inc. that remained unsettled as of June 30, 2026, as well as other miscellaneous items.
•Adjustments for the three and six ended June 30, 2025 are primarily related to the non-cash fair value change related to contingent liabilities fair value remeasurement with respect to potential shares issuable for our 2021 acquisition of GlowUp Digital, Inc. that remained unsettled as of June 30, 2025, loss on the sale of artwork, loss on disposal of assets, consulting, advisory and other costs relating to corporate transactions, as well as reorganization costs resulting from the elimination or rightsizing of specific business activities or operations.

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
“Adjusted Operating (Loss) Income” is defined as operating income or loss adjusted for stock-based compensation and other special items determined by management. Adjusted operating (loss) income is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of adjusted operating (loss) income provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, investors should be aware that when evaluating adjusted operating (loss) income, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Our computation of adjusted operating (loss) income may not be comparable to other similarly titled measures computed by other companies, because not all companies may calculate adjusted operating (loss) income in the same fashion.
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

Because of the limitations described above, adjusted operating (loss) income should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted operating income (loss) on a supplemental basis. Investors should review the reconciliation of operating loss to adjusted operating (loss) income below and not rely on any single financial measure to evaluate our business.
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table reconciles Operating (Loss) Income to Adjusted Operating (Loss) Income by reportable segment (in thousands):

	Three Months Ended June 30, 2026
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating income (loss)	$19	$9,555	$(6,854)	$255	$2,975
Adjusted for:
Depreciation and amortization	577	—	130	—	707
Transaction expenses	—	—	155	—	155
Severance	28	—	(24)	—	4
Stock-based compensation	—	—	2,499	—	2,499
Adjustments	101	51	(25)	—	127
Adjusted operating income (loss)	$725	$9,606	$(4,119)	$255	$6,467

	Three Months Ended June 30, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(750)	$5,552	$(9,925)	$(760)	$(5,883)
Adjusted for:
Depreciation and amortization	584	—	194	—	778
Licensing commissions settlement	—	2,400	—	—	2,400
Transition expenses	—	—	—	1,170	1,170
Severance	25	—	117	180	322
Stock-based compensation	—	—	1,666	—	1,666
Impairments	—	—	1,541	—	1,541
Adjustments	—	—	477	—	477
Adjusted operating (loss) income	$(141)	$7,952	$(5,930)	$590	$2,471
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

Operating Income (Loss): The change from operating loss to operating income, compared to the prior year comparative period, was primarily due to a $3.0 million increase in gross profit related to significant sales growth and tariff refunds, partly offset by a one-time increase in transfer pricing costs.

Adjusted Operating Income (Loss): The change from adjusted operating loss to adjusted operating income, compared to the prior year comparative period, was primarily due to the change in operating income (loss) discussed above.

Licensing
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Licensing segment from 2025 to 2026.

Operating Income: The increase in operating income, compared to the prior year comparative period, was primarily due to a $2.3 million increase in licensing gross profit, driven by lower China licensing agent commissions (the prior year comparative period included a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent) and lower selling and administrative expenses of $1.7 million, primarily driven by $0.8 million of lower legal costs and $0.4 million of lower China licensing operating costs (staffing and general and administrative expenses).
Adjusted Operating Income: Adjustments to licensing operating income for the three months ended June 30, 2025 related to a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent. There were no adjustments to licensing operating income for the three months ended June 30, 2026, and the change in adjusted operating income was the same as the change in operating income above.
Corporate

The decrease in corporate operating loss, compared to the prior year comparative period, was primarily due to the non-recurrence of $1.5 million of prior-year impairment charges and the non-recurrence of $0.4 million of prior-year asset-disposal losses, $1.5 million of higher transfer price cost allocations to other segments, which eliminate in consolidation, and lower selling and administrative expenses, including $0.3 million of lower professional and outside services and $0.3 million of lower severance. These improvements were partially offset by a $1.1 million increase in costs of sales, primarily related to the 2026 spring issue of Playboy magazine and implementation of a revamped magazine subscription model in the second quarter of 2026 (net of a $1.3 million UTG brand-expense reimbursement applied against cost of sales during the second quarter of 2026, representing a portion of the $4.0 million advance received from UTG under the BSSA) and a $0.9 million increase in stock-based compensation due to new grant issuances.
The decrease in adjusted corporate expenses, compared to the prior year comparative period, was primarily due to a $0.8 million favorable non-recurring release of a sales and use tax reserve, $1.5 million of higher intercompany cost allocations to other segments, which eliminate in consolidation, partially offset by a $1.3 million UTG brand-expense reimbursement applied against cost of sales under the BSSA .
All Other
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes from 2025 to 2026 in net revenues and gross profit classified as All Other.

Operating Income (loss): The change from operating loss in the prior year comparative period to operating income, was due to the transition of our digital operations into a licensing model pursuant to the LMA and inclusion of $1.2 million of transition expenses pursuant to the TSA in the prior year comparative period, partly offset by lower amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Adjusted Operating Income: The decrease in adjusted operating income, compared to the prior year comparative period, was primarily due to lower amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table reconciles Operating (Loss) Income to Adjusted Operating (Loss) Income by reportable segment (in thousands):

	Six Months Ended June 30, 2026
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating income (loss)	$1,582	$17,474	$(18,296)	$574	$1,334
Adjusted for:
Depreciation and amortization	1,381	—	271	—	1,652
Transaction expenses	—	—	3,364	—	3,364
Severance	53	—	18	—	71
Stock-based compensation	—	—	3,668	—	3,668
Adjustments	101	380	(114)	—	367
Adjusted operating income (loss)	$3,117	$17,854	$(11,089)	$574	$10,456

	Six Months Ended June 30, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(1,280)	$14,509	$(20,286)	$(5,086)	$(12,143)
Adjusted for:
Depreciation and amortization	1,165	—	417	—	1,582
Licensing commissions settlement	—	2,400	—	—	2,400
Transition expenses	—	—	—	5,000	5,000
Severance	52	—	1,353	1,188	2,593
Stock-based compensation	—	—	2,353	—	2,353
Impairments	—	—	1,842	—	1,842
Adjustments	—	—	1,019	—	1,019
Adjusted operating (loss) income	$(63)	$16,909	$(13,302)	$1,102	$4,646
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

Operating Income (loss): Direct-to-Consumer operating income improved by $2.9 million, from an operating loss of $1.3 million in the prior year comparative period, to operating income of $1.6 million for the six months ended June 30, 2026, primarily due to a $5.5 million increase in net revenues and a $4.4 million increase in gross profit, reflecting strong sales of full-price Honey Birdette products and improved gross margin, partially offset by an approximately $1.5 million increase in selling and administrative expenses related to the segment, primarily sales and marketing and store operating costs.
Adjusted Operating Income (loss): The change in adjusted operating income (loss), compared to the prior year comparative period, was primarily due to the change in operating income (loss) discussed above.
Licensing
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Licensing segment from 2025 to 2026.

Operating Income: The increase in operating income, compared to the prior year comparative period, was primarily due to a $0.9 million increase in licensing gross profit, reflecting lower licensing commissions expense in cost of sales following the formation of the UTG China joint venture (the prior year comparative period included a one-time $2.4 million commission settlement) and a $2.1 million decrease in selling and administrative expenses allocated to the segment. The lower selling and administrative expenses were primarily attributable to $0.7 million of lower legal costs and $0.7 million of lower China licensing operating costs (staffing and general and administrative expenses) following the formation of the UTG China joint venture.
Adjusted Operating Income: Adjustments to licensing operating income for the six months ended June 30, 2026, related to termination expenses of $0.3 million attributable to our former China joint venture arrangements prior to the formation of the New China JV in the first quarter of 2026. Adjustments to licensing operating income for the six months ended June 30, 2025 related to a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent in the second quarter of 2025, which was paid in the third quarter of 2025.
Corporate
The decrease in corporate expenses, compared to the prior year comparative period, was primarily due to the non-recurrence of $1.8 million of prior-year impairment charges and $0.8 million of prior-year asset-disposal losses, and lower selling and administrative expenses, including $2.9 million of lower severance, $1.6 million of lower payroll, $0.6 million of lower professional and outside services, and $0.6 million of lower rent, together with a $0.8 million non-recurring release of a sales and use tax reserve. These improvements were partially offset by $2.9 million of transaction expenses recognized in the six months ended June 30, 2026 related to the formation of the China joint venture with UTG, a $1.3 million increase in stock-based compensation from new grants, $0.5 million of higher legal costs, and a $1.1 million increase in cost of sales related to the Spring 2026 issue of Playboy magazine and a revamped magazine subscription model launched in the second quarter of 2026 (net of a $1.3 million brand-expense reimbursement from UTG applied against cost of sales under the BSSA).
The decrease in adjusted corporate expenses, compared to the prior year comparative period, was primarily due to $0.8 million favorable non-recurring release of a sales and use tax reserve, lower selling and administrative expenses, including $1.6 million of lower payroll and $0.6 million of lower rent, partly offset by a $1.1 million increase in cost of sales related to the Spring 2026 issue of Playboy magazine and a revamped magazine subscription model launched in the second quarter of 2026 (net of a $1.3 million brand-expense reimbursement from UTG applied against cost of sales under the BSSA).
All Other
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes from 2025 to 2026 in net revenues and gross profit classified as All Other.

Operating Income (Loss): The change from operating loss in the prior year comparative period to operating income, was due to the transition of our digital operations into a licensing model pursuant to the LMA and inclusion of $5 million of transition expenses pursuant to the TSA in the prior year comparative period, partly offset by lower amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Adjusted Operating Income: The decrease in adjusted operating income, compared to the prior year comparative period, was primarily due to lower amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of liquidity are cash generated from operating activities, which primarily includes cash derived from revenue generating activities, from financing activities, including proceeds from our issuance of debt, and proceeds from stock offerings (as described further below), and from investing activities, which includes the sale of assets (as described further below). As of June 30, 2026, our principal source of liquidity was cash in the amount of $31.9 million, which is primarily held in operating and deposit accounts.

During the three months ended June 30, 2026, we sold shares of our common stock pursuant to our previously registered and announced at-the-market offering (the “ATM”), selling a total of 2,051,498 shares for net proceeds of $2.8 million, out of which 56,255 shares were issued in July 2026. During the six months ended June 30, 2026, we sold 3,441,249 shares of our common stock under the ATM for net proceeds of $5.2 million. As of June 30, 2026, we had $194.4 million of remaining capacity under the ATM.
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
In the fourth quarter of 2023, we began the sale of our art assets, and we continued the sale of our art assets in 2025. However, in the second quarter of 2026 we made a decision to cease sales of our artwork.

Since going public in 2021, we have incurred significant operating and net losses. However, during the three and six months ended June 30, 2026, our business performance continued to improve and we generated operating income of $3.0 million and $1.3 million, respectively. We continue to expect our capital expenditures and working capital requirements in 2026 to be largely consistent with 2025.
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
Debt
On August 11, 2025, we entered into Amendment No. 5 (the “A&R Fifth Amendment”) to our amended and restated senior secured credit agreement (the “A&R Credit Agreement”). The A&R Fifth Amendment revised the definition of Consolidated EBITDA in the A&R Credit Agreement to allow for $2.4 million of non-cash rent expense related to our Miami Beach office lease to be added back when calculating such Consolidated EBITDA for applicable periods.
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
We performed an assessment of the A&R Seventh Amendment, on a lender-by-lender basis, and accounted for the transaction as a debt modification. As a result of the A&R Seventh Amendment, fees of $0.3 million were expensed as incurred and recorded in Other income for the six months ended June 30, 2026, net and $0.2 million were capitalized in the first quarter of 2026 as a result of the A&R Seventh Amendment.

Concurrently with the Repurchase Agreement, defined and described in Note 10, Stockholders’ Equity, we entered into Amendment No. 8 to the A&R Credit Agreement (the “A&R Eighth Amendment”) to obtain lender consent for the Repurchase Agreement and related backstop transactions. Refer to Note 17, Related Party Transactions, for additional details. The A&R Eighth Amendment did not modify the pricing, maturity, or financial covenants of the A&R Credit Agreement. Costs incurred in connection with the A&R Eighth Amendment of approximately $0.1 million were recognized as other expense in our condensed consolidated statements of operations for the three months ended June 30, 2026.
The stated interest rate of each of Tranche A and Tranche B of the term loans under the A&R Credit Agreement (the “A&R Term Loans”) as of June 30, 2026 was 10.09%. The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 10.08%. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of June 30, 2026 was 2.93% and 5.74%, respectively. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 3.88% and 6.34%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of June 30, 2026 and December 31, 2025.
Leases
Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring through 2033. Some of these leases contain renewal options and rent escalations. As of June 30, 2026 and December 31, 2025, our fixed leases were $21.4 million and $22.2 million, respectively, with $6.9 million and $7.4 million due in the next 12 months, respectively. We also have certain finance lease obligations; however, those are not material to our liquidity or capital resources.
On August 11, 2025, through our wholly owned subsidiary, Playboy Enterprises, Inc., we entered into an operating lease (the “Lease”) with RK Rivani LLC (the “Landlord”) for approximately 20,169 square feet of office space in Miami Beach, Florida.
In the second quarter of 2026, we amended the Lease to change the lease commencement date to January 1, 2027 and the expiration date to November 30, 2037. As we did not take possession of the office space as of June 30, 2026, it is not reflected in our condensed consolidated financial statements or in the tables below. The future undiscounted fixed non-cancelable payment obligation pertaining to the Lease is approximately $25.0 million.
On May 14, 2026, we entered into a new operating lease (the “Additional Lease”) with the Landlord for the remainder of the same floor as the Lease, comprising an additional approximately 5,696 square feet, which commenced on May 1, 2026 and expires on November 30, 2037, subject to two five-year renewal options. In addition to base rent under the Additional Lease, we are responsible for operating expenses and property taxes. During the six months ended June 30, 2026, we recognized right-of-use assets of approximately $1.6 million in exchange for the related operating lease liability. The future undiscounted lease payments under the Additional Lease are approximately $6.9 million.
During the second quarter of 2026, we terminated certain operating leases for Honey Birdette retail stores prior to their contractual expiration dates. Upon termination of such leases, we derecognized the related right-of-use assets and operating lease liabilities of $0.6 million in our condensed consolidated balance sheet as of June 30, 2026, and we recognized a net loss of $0.1 million in Other income, net in our condensed consolidated statements of operations for the three and six months ended June 30, 2026.
For further information on our lease obligations, refer to Note 13, Commitments and Contingencies, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(8,471)	$(11,507)	$3,036	(26)%
Investing activities	14,214	(177)	14,391	over 150%
Financing activities	(11,438)	(114)	(11,324)	over 150%

Cash Flows from Operating Activities
The decrease in net cash used in operating activities for the six months ended June 30, 2026, compared to the prior year comparative period, was primarily due to a $13.0 million improvement in net loss, partially offset by a $7.5 million net decrease in non-cash reconciling items and a $2.4 million unfavorable change in operating assets and liabilities. The unfavorable change in working capital was primarily driven by a $6.9 million increase in accounts receivable, mainly reflecting the timing of royalty collections from licensees, and a $2.5 million unfavorable change in accrued agency fees and commissions following the settlement of licensing commissions in the prior year comparative period. Inventory provided $1.5 million of cash in the six months ended June 30, 2026, compared with $2.6 million in the prior year comparative period, a $1.1 million unfavorable change. Honey Birdette drew down its inventory balance less in the six months ended June 30, 2026 as it built stock in preparation for revenue growth, and reserves for slow-moving and obsolete inventory increased to $3.6 million as of June 30, 2026 from $3.3 million as of December 31, 2025. These changes were partially offset by a $3.8 million favorable change in accounts payable, reflecting the timing of vendor payments, and a $3.6 million favorable change in deferred revenues. Deferred revenues used $3.8 million of cash in the six months ended June 30, 2026, compared with $7.4 million in the prior year comparative period, as the prior year comparative period included a larger drawdown of deferred revenue balances that existed as of December 31, 2024 relating to our previously reported digital subscriptions and content operations, which were licensed to Byborg pursuant to the LMA, effective as of January 1, 2025.
The net decrease in non-cash charges was primarily driven by the elimination of $5.5 million in capitalized paid-in-kind interest that was present in the prior year comparative period and did not recur in the six months ended June 30, 2026. The decrease of $2.8 million in deferred income taxes was primarily due to the release of a valuation allowance against indefinite-lived deferred tax liabilities recognized in the prior year comparative period, partly offset by an increase in stock-based compensation expense of $1.3 million and a $1.6 million reduction in the amortization of debt premium, net and issuance costs due to the A&R Seventh Amendment.
Cash Flows from Investing Activities
The increase in net cash provided by investing activities for the six months ended June 30, 2026, compared to the prior year comparative period, was primarily due to proceeds of $15.0 million received in connection with the initial closing of the New China JV transaction in the first quarter of 2026, partly offset by a $0.4 million increase in purchases of property and equipment, and $0.3 million in proceeds from the sale of our artwork in the prior year comparative period that did not recur in 2026.
Cash Flows from Financing Activities
The increase in net cash used in financing activities for the six months ended June 30, 2026, compared to the prior year comparative period, was primarily due to a $15.0 million repayment of long-term debt in connection with the initial closing of the New China JV transaction and payment of tax withholding in connection with vested restricted stock units of $1.8 million in the first quarter of 2026. The increase was further due to the $2.0 million repurchase of 1,904,762 shares of the Company’s common stock during the three months ended June 30, 2026, partially offset by $5.2 million of net proceeds from the issuance of shares of our common stock under the ATM and a noncontrolling interest capital contribution of $2.4 million received from UTG in April 2026.

Contractual Obligations
Other than the remaining $15.4 million contractual obligation under the Repurchase Agreement entered into on June 18, 2026 (see Note 10, Stockholders’ Equity, and Note 17, Related Party Transactions), there were no material changes to our contractual obligations for the six months ended June 30, 2026 from December 31, 2025, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 16, 2026.

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

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2026.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2026 and December 31, 2025, we had cash of $31.9 million and $37.8 million, respectively, primarily held in interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of June 30, 2026 and December 31, 2025, we had restricted cash of $5.3 million and $5.0 million, respectively, of which $4.1 million was held in interest-bearing deposit accounts. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term A&R Term Loans are subject to a variable interest rate based on prime, federal funds, or the secured overnight financing rates. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of June 30, 2026, we have not entered into any such contracts.
As of June 30, 2026 and December 31, 2025, we had outstanding debt obligations of $144.9 million and $159.9 million, respectively, which accrued interest at a rate of 10.09% for Tranche A and Tranche B A&R Term Loans as of June 30, 2026. Based on the balance outstanding under our A&R Term Loans at June 30, 2026, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $0.7 million or $1.4 million, respectively, in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.” included in Item 1A of our Annual Report on Form 10-K filed on March 16, 2026.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar and Chinese renminbi. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended June 30, 2026 and 2025, we derived approximately 69% of our revenue from international customers for both periods, out of which 62% and 45%, respectively, was denominated in foreign currency. For the six months ended June 30, 2026 and 2025, we derived approximately 67% of our revenue from outside the United States for both periods, out of which 61% and 44%, respectively, was denominated in foreign currency. We expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.

There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three and six months ended June 30, 2026, we recorded an unrealized gain of $0.1 million and $0.7 million, respectively, which is included in accumulated other comprehensive loss as of June 30, 2026. This was primarily related to the strengthening of the Australian dollar against the U.S. dollar during the three and six months ended June 30, 2026.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective; however, we have made demonstrable progress in remediating those material weaknesses in our internal control over financial reporting, as described below.
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
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities
The table below provides information regarding the share repurchases made by the Company during the second quarter of 2026. All repurchased shares became treasury shares of the Company.

Month of Second Quarter of 2026	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
April 1 through April 30	—	$—	—	$—
May 1 through May 31	—	—	—	—
June 1 through June 30	1,904,762	1.05	1,904,762	15,419,007
Total for Quarter	1,904,762	$1.05	1,904,762	$15,419,007
_________________
(1)    Excludes any transaction fees or expenses paid in connection with the repurchase of the shares.
(2)    On June 18, 2026 (the “Effective Date”), we entered into a stock repurchase agreement with the sellers that are party thereto (the “Sellers”, and such agreement, the “Repurchase Agreement”). The Repurchase Agreement and related matters were publicly disclosed, on June 22, 2026, in a Current Report on Form 8-K we filed with the SEC. Under the terms of the Repurchase Agreement, we will purchase a total of 16,589,531 shares of our common stock, representing 100% of Company common stock beneficially owned by the Sellers as of the Effective Date, at a price of $1.05 per share, for a total purchase price of $17,419,007.55.
(3)    Amounts represent the approximate dollar value of the maximum dollar value of shares that may yet be purchased under the Repurchase Agreement as of the end of the applicable period.

Recent Sales of Unregistered Securities

In July 2026, pursuant to the terms of the 2021 merger agreement for the acquisition of GlowUp Digital Inc. (the “GlowUp Agreement”), we released an aggregate of 249,116 shares of our common stock (based on a price of $23.4624 per share, per the terms of the GlowUp Agreement) to the holders of the former GlowUp Digital, Inc.’s equity securities that were accredited investors, which shares were a portion of the acquisition consideration that we held back to cover potential indemnification obligations of such investors. As no indemnification obligations were required to be covered by such holdback, the entirety of the holdback was released. The issuance of such shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering, as such issuance was pursuant to a private placement to accredited investors. No additional transaction proceeds were paid to us in connection with the release of the acquisition consideration holdback.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

No 10b5-1 Trading Plans or Changes to Director Nomination Procedures

No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended June 30, 2026.

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

3.3	Certificate of Designation of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2024)
3.4	Second Amended and Restated Bylaws of Playboy, Inc. (incorporated by reference to Exhibit 3.2 of Playboy’s Form 8-K filed with the SEC on June 25, 2025)
10.1†	Form of Retention Agreement of Playboy, Inc., dated as of April 10, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 10, 2026)
10.2^	Lease Amendment, dated May 14, 2026, by and between Playboy Enterprises, Inc. and RK Rivani LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 15, 2026)
10.3^
Additional Lease, dated May 14, 2026, by and between Playboy Enterprises, Inc. and RK Rivani LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on May 15, 2026)

10.4
Amendment to the Playboy, Inc. Amended & Restated 2021 Equity Incentive Compensation Plan, effective as of June 16, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 17, 2026)

10.5^
Stock Repurchase Agreement, dated June 18, 2026, by and among the Company and the sellers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 22, 2026)

10.6
Backstop Agreement, dated June 18, 2026, by and among the Company and the equity investors party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on June 22, 2026)

10.7
Amendment No. 8 to its Amended and Restated Credit and Guaranty Agreement, dated June 18, 2026, by and among Playboy, PLBY Parent, the subsidiary guarantors party thereto, the lenders party thereto, and DBD Credit Funding LLC, as the administrative agent and the collateral agent (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on June 22, 2026)

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
101
The following financial information from Playboy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)

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

Playboy, Inc.

Date: August 10, 2026	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: August 10, 2026	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)