Form 10-Q
period 2026-09-30
Playboy, Inc.
filed 2026-11-05
CIK 1803914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of October 30, 2026 was 117,285,934.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

Playboy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$31,714	$28,994	$93,168	$86,017
Costs and expenses:
Cost of sales	(7,411)	(6,954)	(25,351)	(25,746)
Selling and administrative expenses	(21,164)	(20,434)	(64,154)	(68,197)
Impairments	—	(245)	—	(2,087)
Other operating income (expense), net	864	5	1,674	(764)
Total operating expenses	(27,711)	(27,628)	(87,831)	(96,794)
Operating income (loss)	4,003	1,366	5,337	(10,777)
Nonoperating (expense) income:
Interest expense, net	(2,565)	(1,926)	(7,282)	(5,721)
Other income, net	628	460	2,155	1,662
Total nonoperating expense	(1,937)	(1,466)	(5,127)	(4,059)
Income (loss) before income taxes	2,066	(100)	210	(14,836)
(Expense) benefit from income taxes	(202)	560	(2,111)	(1,424)
Net income (loss)	1,864	460	(1,901)	(16,260)
Net income (loss) per share, basic and diluted	$0.02	$—	$(0.02)	$(0.17)
Weighted-average shares outstanding, basic	105,243,744	102,503,857	111,459,543	96,558,050
Weighted-average shares outstanding, diluted	106,109,353	112,540,226	111,459,543	96,558,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,864	$460	$(1,901)	$(16,260)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(189)	270	542	522
Comprehensive income (loss)	$1,675	$730	$(1,359)	$(15,738)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$29,701	$37,801
Restricted cash	667	100
Receivables, net of $0.7 million of allowance for credit losses for each of September 30, 2026 and December 31, 2025	10,217	4,120
Inventory, net	11,504	12,934
Prepaid expenses and other current assets	9,959	7,425
Assets held for sale	—	3,088
Total current assets	62,048	65,468
Restricted cash	4,568	4,920
Property and equipment, net	4,216	4,227
Operating right-of-use assets	14,781	16,019
Goodwill	38,375	37,467
Other intangible assets, net	155,789	155,882
Contract assets, net of current portion	6,850	7,467
Other noncurrent assets	3,646	922
Total assets	$290,273	$292,372
Liabilities and Equity
Current liabilities:
Accounts payable	$11,506	$11,930
Deferred revenues, current portion	8,974	11,015
Long-term debt, current portion	18,333	1,524
Operating lease liabilities, current portion	6,643	7,406
Liability pursuant to a stock repurchase agreement	12,187	—
Other current liabilities and accrued expenses	32,853	31,919
Total current liabilities	90,496	63,794
Deferred revenues, net of current portion	12,405	14,252
Long-term debt, net of current portion	136,132	172,645
Deferred tax liabilities, net	6,412	6,418
Operating lease liabilities, net of current portion	14,387	14,770
Other noncurrent liabilities	2,383	2,326
Total liabilities	262,215	274,205
Commitments and contingencies (Note 13)
Mezzanine equity:
Redeemable noncontrolling interest	(208)	(208)
Stockholders’ equity:
Common stock, par value $0.0001 per share, 400,000,000 shares authorized; 125,241,836 shares issued and 117,277,869 shares outstanding as of September 30, 2026; 115,069,810 shares issued and 112,819,881 shares outstanding as of December 31, 2025	11	11
Treasury stock, at cost, 7,963,967 and 2,249,929 shares as of September 30, 2026 and December 31, 2025	(12,273)	(5,445)
Additional paid-in capital	774,718	757,441
Accumulated other comprehensive loss	(26,174)	(26,716)
Accumulated deficit	(708,817)	(706,916)
Total stockholders’ equity	27,465	18,375
Noncontrolling interest	$801	$—
Total equity	$28,266	$18,375
Total liabilities and equity	$290,273	$292,372
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited; in thousands, except share amounts)

	Three Months Ended September 30, 2026
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2026	118,353,343	$11	$(9,273)	$767,983	$(25,985)	$(710,681)	$22,055	$801	$22,856
Shares issued in connection with equity incentive plans	1,148,974	—	—	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	2,210	—	—	2,210	—	2,210
Repurchase of shares pursuant to a stock repurchase agreement	(2,857,143)	—	(3,000)	2,999	—	—	(1)	—	(1)
Noncontrolling interest capital contribution	—	—	—	1,023	—	—	1,023	—	1,023
Release of indemnity holdback shares	249,116	—	—	297	—	—	297	—	297
Shares issued pursuant to a backstop agreement, net of fees	101,790	—	—	—	—	—	—	—	—
Sale of common stock, net	281,789	—	—	206	—	—	206	—	206
Other comprehensive loss	—	—	—	—	(189)	—	(189)	—	(189)
Net income	—	—	—	—	—	1,864	1,864	—	1,864
Balance at September 30, 2026	117,277,869	$11	$(12,273)	$774,718	$(26,174)	$(708,817)	$27,465	$801	$28,266

	Three Months Ended September 30, 2025
	Mezzanine Equity		Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance at June 30, 2025	21,000.00001	$19,130	94,665,825	$10	$(5,445)	$725,881	$(27,203)	$(710,733)	$(17,490)
Shares issued in connection with equity incentive plans	—	—	442,500	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	1,149	—	—	1,149
Conversion of convertible preferred stock	(21,000.00001)	(19,577)	12,439,730	1	—	19,576	—	—	19,577
Preferred stock accretion	—	447	—	—	—	(447)	—	—	(447)
Sale of common stock	—	—	191,260	—	—	254	—	—	254
Other comprehensive income	—	—	—	—	—	—	270	—	270
Net income	—	—	—	—	—	—	—	460	460
Balance at September 30, 2025	—	$—	107,739,315	$11	$(5,445)	$746,413	$(26,933)	$(710,273)	$3,773
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited; in thousands, except share amounts)

	Nine Months Ended September 30, 2026
	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2025	112,819,881	$11	$(5,445)	$757,441	$(26,716)	$(706,916)	$18,375	$—	$18,375
Shares issued in connection with equity incentive plans	6,154,337	—	—	—	—	—	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	—	5,878	—	—	5,878	—	5,878
Shares withheld for taxes in connection with vested restricted stock units	(952,133)	—	(1,828)	—	—	—	(1,828)	—	(1,828)
Repurchase of shares pursuant to a stock repurchase agreement	(4,761,905)	(1)	(5,000)	(12,019)	—	—	(17,020)	—	(17,020)
Sale of common stock, net	3,666,783	1	—	5,494	—	—	5,495	—	5,495
Issuance and sale of noncontrolling equity interest (Note 9)	—	—	—	14,202	—	—	14,202	801	15,003
Noncontrolling interest capital contribution	—	—	—	3,425	—	—	3,425	—	3,425
Release of indemnity holdback shares	249,116	—	—	297	—	—	297	—	297
Shares issued pursuant to a backstop agreement, net of fees	101,790	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	542	—	542	—	542
Net loss	—	—	—	—	—	(1,901)	(1,901)	—	(1,901)
Balance at September 30, 2026	117,277,869	$11	$(12,273)	$774,718	$(26,174)	$(708,817)	$27,465	$801	$28,266

	Nine Months Ended September 30, 2025
	Mezzanine Equity		Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance at December 31, 2024	28,000.00001	$23,861	89,861,035	$9	$(5,445)	$718,797	$(27,455)	$(693,637)	$(7,731)
Shares issued in connection with equity incentive plans	—	—	1,462,602	1	—	—	—	—	1
Stock-based compensation expense and vesting of restricted stock units	—	—	—	—	—	3,502	—	—	3,502
Conversion of convertible preferred stock	(28,000.00001)	(26,577)	16,224,418	1	—	26,576	—	—	26,577
Preferred stock accretion	—	2,716	—	—	—	(2,716)	—	—	(2,716)
Sale of common stock	—	—	191,260	—	—	254	—	—	254
Other	—	—	—	—	—	—	—	(376)	(376)
Other comprehensive income	—	—	—	—	—	—	522	—	522
Net loss	—	—	—	—	—	—	—	(16,260)	(16,260)
Balance at September 30, 2025	—	$—	107,739,315	$11	$(5,445)	$746,413	$(26,933)	$(710,273)	$3,773
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(1,901)	$(16,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,381	2,329
Stock-based compensation	5,878	3,502
Amortization of debt premium, net and issuance costs	(4,498)	(7,015)
Accretion of interest on a stock repurchase liability	409	—
Impairments	—	2,087
Amortization of right-of-use assets	4,024	4,033
Capitalized paid-in-kind interest	—	7,235
Deferred income taxes	(5)	2,700
Unrealized foreign currency gain	(1,459)	(1,321)
Other, net	(224)	732
Changes in operating assets and liabilities:
Receivables	(7,061)	2,894
Inventory	1,305	2,097
Prepaid expenses and other current assets	283	(3,121)
Contract assets	1,706	(244)
Accounts payable	(628)	(2,473)
Accrued agency fees and commissions	(64)	1,904
Deferred revenues	(3,914)	7,695
Operating lease liabilities	(5,569)	(5,040)
Other liabilities and accrued expenses	1,700	(2,439)
Other, net	112	(673)
Net cash used in operating activities	(7,525)	(1,378)
Cash Flows From Investing Activities
Proceeds from initial closing of new China joint venture	15,003	—
Purchases of property and equipment and intangibles	(1,187)	(746)
Proceeds from sale of artwork	2	1,007
Net cash provided by investing activities	13,818	261
Cash Flows From Financing Activities
Proceeds from sale of common stock, net	5,543	254
Payment of financing costs	(206)	—
Repayment of long-term debt	(15,000)	—
Noncontrolling interest capital contribution	2,402	—
Payment to repurchase shares pursuant to a stock repurchase agreement	(5,000)	—
Payment of tax withholding in connection with vested restricted stock units	(1,828)	—
Other	(183)	(351)
Net cash used in financing activities	(14,272)	(97)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	94	249
Net decrease in cash and cash equivalents and restricted cash	(7,885)	(965)
Balance, beginning of year	$42,821	$33,322
Balance, end of period	$34,936	$32,357
Cash and cash equivalents and restricted cash consist of:
Cash and cash equivalents	$29,701	$27,463
Restricted cash	5,235	4,894
Total	$34,936	$32,357
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

Supplemental Disclosures
Cash paid for income taxes, net of refunds	$1,483	$773
Cash paid for interest	$7,868	$8,801
Supplemental Disclosure of Non-Cash Activities
Issuance of common stock in relation to the conversion of preferred stock	$—	$26,577
Preferred stock accretion to redemption value	$—	$2,716
Right-of-use assets in exchange for lease liabilities	$4,719	$2,786
Reduction in right-of-use assets in relation to a lease of a formerly disposed of business	$—	$870
Reduction in right-of-use assets due to lease termination	$618	$—
Noncontrolling interest capital contribution	$1,023	$—
Tenant improvement allowance receivable recognized as a reduction of right-of-use assets	$1,639	$—
Release of indemnity holdback shares	$297	$—
Shares issued pursuant to a backstop agreement	$150	$—
Liability recognized at inception pursuant to a stock repurchase agreement	$14,779	$—
Purchases of property and equipment and intangibles	$946	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Playboy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Playboy, Inc. (formerly known as PLBY Group, Inc. from February 10, 2021 through June 24, 2025, the “Company”, “we”, “our” or “us”), together with its subsidiaries through which it conducts business, is a global lifestyle, media and licensing company marketing the Playboy brand through a wide range of direct-to-consumer products, Playboy magazine, licensing initiatives, digital subscriptions and content, and online and location-based entertainment, in addition to the sale of direct-to-consumer products through its Honey Birdette brand.
Basis of Presentation
The interim condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and a variable interest entity of which we are the primary beneficiary (see Note 9, Variable Interest Entity). Intercompany accounts and transactions have been eliminated in consolidation. The Company follows a monthly reporting calendar, with its fiscal year ending on December 31.
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated balance sheet as of September 30, 2026, and the interim condensed consolidated statements of operations, comprehensive income (loss), and equity for the three and nine months ended September 30, 2026 and 2025, as well as cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial position as of September 30, 2026, our results of operations for the three and nine months ended September 30, 2026 and 2025 and our cash flows for the nine months ended September 30, 2026 and 2025. The financial data and other financial information disclosed in these notes to the interim condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The interim condensed consolidated results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future annual or interim period. The interim condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Annual Report on Form 10-K as filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2026.
Reclassifications
Certain prior period amounts in the condensed consolidated statement of cash flows, Note 3, Revenue Recognition, and Note 18, Segments, have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported consolidated net revenues, operating loss, net loss or stockholders’ equity.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We regularly assess these estimates, including, but not limited to, valuation of our trademarks and trade names; valuation of our contingent consideration liabilities (fully settled in the third quarter of 2026); valuation of our income taxes; the adequacy of reserves associated with accounts receivable and inventory; unredeemed gift cards and store credits; licensing commission accruals; and assessment of the consolidation of any variable interest entities. We base these estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and such differences could be material to the financial position and results of operations.
Concentrations of Business and Credit Risk
We maintain certain cash balances in excess of Federal Deposit Insurance Corporation insured limits. We periodically evaluate the credit worthiness of the financial institutions with which we maintain cash deposits. We have not experienced any losses in such accounts and do not believe that there is any material credit risk to our cash. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom our products are sold and/or licensed, with the exception of the customers described in the table below.
The following table represents revenue from our customers exceeding 10% of our total revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2026	2025	2026	2025
Customer A(1)	16%	17%	16%	17%
_________________
(1) Represents minimum guaranteed royalties from licensed digital operations of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses to Byborg Enterprises SA (“Byborg”) pursuant to a License & Management Agreement (the “LMA”) we entered into with Byborg in the fourth quarter of 2024. Refer to Note 17, Related Party Transactions, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K, filed with the SEC on March 16, 2026, for details regarding the LMA.

The following table presents customers whose receivables exceeded 10% of our total receivables as of September 30, 2026 and December 31, 2025:

Customer	September 30, 2026	December 31, 2025
Customer B	*	14%
Customer C	11%	12%
Customer D	*	12%
Customer E	44%	*
_________________ * Indicates receivables for the customer did not exceed 10% of our total receivables balance.
Receivables increased to $10.2 million as of September 30, 2026, from $4.1 million as of December 31, 2025, primarily due to minimum guaranteed royalty installments billed in 2026 by our China licensing business, which is operated through the New China JV (as defined in Note 9, Variable Interest Entity), that were outstanding as of September 30, 2026, including amounts billed to Customer E. Refer to Note 9, Variable Interest Entity, for additional information.
Restricted Cash
At September 30, 2026 and December 31, 2025, our restricted cash primarily related to a cash collateralized letter of credit we maintained in connection with the lease of our Los Angeles headquarters, a cash collateralized letter of credit in relation to the lease of office space in Miami Beach, and Honey Birdette’s term deposit in relation to its Sydney office lease.
Liquidity Assessment
As our financial performance continues to improve, so does the overall health of the business. Our net revenues for the three and nine months ended September 30, 2026 increased by $2.7 million, or 9.4%, and $7.2 million, or 8.3%, respectively, compared with the corresponding periods of 2025. Operating income was $4.0 million and $5.3 million for the three and nine months ended September 30, 2026, respectively, compared with operating income of $1.4 million and an operating loss of $10.8 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had approximately $29.7 million in unrestricted cash and cash equivalents. We continue to expect our capital expenditures and working capital requirements in 2026 to be largely consistent with 2025.

As of September 30, 2026, we were in compliance with the covenants under our senior secured credit agreement (the “A&R Credit Agreement”). However, due to ongoing negative macroeconomic factors and their uncertain impacts on our business, results of operations and cash flows, we could experience material decreases to net revenues and operating cash flows and materially higher operating losses, and we could then experience difficulty remaining in compliance with such covenants. Refer to Note 8, Debt, for further details regarding the terms of our A&R Credit Agreement and the term loans thereunder.

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
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $1.2 million for each of the three months ended September 30, 2026 and 2025, and $3.8 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Gift Card Liabilities
We account for gift cards sold to customers by recording a liability in other current liabilities and accrued expenses in our condensed consolidated balance sheets at the time of sale, which is recognized as revenue when redeemed or when we have determined the likelihood of redemption to be remote, which is referred to as gift card breakage. Depending on the jurisdiction in which we operate, gift cards sold to customers have expiration dates ranging from three to five years from the date of sale, or they do not expire and may be subject to escheatment rights. Our gift card liability totaled $1.5 million, $1.6 million and $1.7 million as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively. Revenues recognized from unredeemed gift card beginning balances were immaterial for the nine months ended September 30, 2026 and 2025.
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

Long-Lived Assets
The carrying amounts of long-lived assets, including property and equipment, stores, acquired definite-lived intangible assets and right-of-use operating lease assets are periodically reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Refer to Note 2, Fair Value Measurements, for impairment charges recognized in the 2025 periods. There were no impairment charges of our long-lived assets during the three and nine months ended September 30, 2026.
In the second quarter of 2026, we decided to cease selling our artwork, which had been classified as held for sale since the fourth quarter of 2023. The artwork was reclassified to held and used at its carrying amount of $3.1 million and is included in other noncurrent assets as of September 30, 2026. The reclassification had no effect on our results of operations.

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss). Our other comprehensive income (loss) represents foreign currency translation adjustments primarily attributable to Honey Birdette’s operations. Refer to the Condensed Consolidated Statements of Comprehensive Income (Loss). Total foreign currency transaction gains, net were $0.6 million and $1.6 million for the three and nine months ended September 30, 2026, respectively. Total foreign currency transaction gains, net were $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that allows an entity, when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codifications (“ASC”) 606, to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. We adopted ASU 2025-05 on January 1, 2026 on a prospective basis and elected the practical expedient. The adoption of ASU 2025‑05 has not had a material impact on our condensed consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. An entity’s share of earnings or losses from investments accounted for under the equity method is not a relevant expense caption that requires disaggregation. Such ASU’s amendments are effective for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software. The ASU is intended to modernize and clarify the accounting for internal-use software, including updates to the capitalization guidance that removes references to project stages and replaces them with the concept of a probable-to-complete recognition threshold. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted as of the beginning of an annual period. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which is intended to improve the navigability of the required interim disclosures and clarifies when the guidance is applicable, as well as provides additional guidance on what disclosures should be provided in interim reporting periods. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which is intended to address suggestions received from stakeholders regarding ASC and makes other incremental improvements to GAAP. The update represents changes to the ASC that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities will be required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the anticipated impact of this pronouncement on our disclosures and our condensed consolidated financial statements.

2. Fair Value Measurements
For cash equivalents, receivables and certain other current assets and liabilities at September 30, 2026 and December 31, 2025, the carrying amounts approximate fair value due to their short-term nature.
For debt, based upon the terms of our senior secured credit facility, including amendments through 2026, we believe that the carrying amount of its principal, including capitalized paid-in-kind interest, at September 30, 2026 and December 31, 2025 approximates fair value, as our debt bears interest at variable rates that reprice to current market rates frequently, and such debt is classified within Level 2 of the fair value hierarchy. Refer to Note 8, Debt, for further information.
Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of September 30, 2026, we had no assets or liabilities measured at fair value on a recurring basis. As of December 31, 2025, our only such liability was the $0.6 million contingent consideration liability related to our 2021 acquisition of GlowUp Digital Inc. (“GlowUp”), which was classified as Level 3 in the fair value hierarchy.
The GlowUp contingent consideration liability represented the portion of the GlowUp purchase price that was held back to cover potential indemnification obligations of the sellers. In July 2026, the holdback was released in full, and the liability was settled through the release of 249,116 shares of our common stock and aggregate cash payments of $0.2 million.
The following table provides a roll-forward of the fair value of the liabilities categorized as Level 3 for the nine months ended September 30, 2026 (in thousands):

Contingent Consideration
Balance at December 31, 2025	$618
Change in fair value	(165)
Settlement	(453)
Balance at September 30, 2026	$—
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
During the nine months ended September 30, 2025, we recorded impairment charges of $1.5 million on our right-of-use assets related to our corporate leases and wrote off certain of our property and equipment items in the amount of $0.4 million as a result of our decision to sublease certain of our corporate office space. During the three and nine months ended September 30, 2025, we also recognized impairment charges of $0.2 million and $0.5 million, respectively, to write down our artwork, then classified as held for sale, to its fair value less costs to sell, measured using Level 2 inputs consisting of recent auction prices for similar works of art. There were no impairment charges on our long-lived and indefinite-lived assets during the three and nine months ended September 30, 2026.

3. Revenue Recognition
Contract Balances
Our contract assets relate to our trademark licensing revenue stream, which arrangements are typically long-term and non-cancelable. Contract assets are reclassified to accounts receivable when the right to bill becomes unconditional. Our contract liabilities consist of billings or payments received in advance of revenue recognition and are recognized as revenue when transfer of control to customers has occurred. Contract assets and contract liabilities are netted on a contract-by-contract basis. Contract liabilities are classified as deferred revenue in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.
The following table summarizes our contract assets and certain contract liabilities (in thousands):

	September 30, 2026	December 31, 2025	December 31, 2024
Accounts receivable	$10,217	$4,120	$7,271
Contract Balances:
Contract assets, current portion	$1,693	$1,733	$1,531
Contract assets, net of current portion	6,850	7,467	7,848
Contract liabilities, current portion	(8,974)	(11,015)	(9,693)
Contract liabilities, net of current portion	(12,405)	(14,252)	(5,762)
Contract liabilities, net	$(12,836)	$(16,067)	$(6,076)
The following tables provide a roll-forward of our contract liabilities, net (in thousands):

Contract Liabilities, Net
Balance at December 31, 2025	$(16,067)
Revenues recognized that were included in gross contract liabilities at December 31, 2025	35,657
Contract assets reclassified to accounts receivable in the nine months ended September 30, 2026	(31,481)
Cash received in advance and remained in net contract liabilities at September 30, 2026	(772)
Contract terminations in the nine months ended September 30, 2026	(173)
Balance at September 30, 2026	$(12,836)

Contract Liabilities, Net
Balance at December 31, 2024	$(6,076)
Revenues recognized that were included in gross contract liabilities at December 31, 2024	21,332
Contract assets reclassified to accounts receivable in the nine months ended September 30, 2025	(13,195)
Cash received in advance and remained in net contract liabilities at September 30, 2025	(15,848)
Contract terminations in the nine months ended September 30, 2025	215
Balance at September 30, 2025	$(13,572)
Future Performance Obligations
As of September 30, 2026, unrecognized revenue attributable to unsatisfied and partially unsatisfied performance obligations under our long-term contracts was $326.0 million, of which $324.0 million related to trademark licensing, including minimum guaranteed royalties from licensed digital operations per the LMA, $1.6 million pertained to December 31, 2024 deferred revenue balances from our legacy digital subscriptions and products operations and $0.4 million related to direct-to-consumer products.
Unrecognized revenue of the trademark licensing revenue stream is expected to be recognized over the next 14 years, of which 49% is expected to be recognized in the first five years. Such unrecognized revenue does not include variable consideration determined based on the customer’s subsequent sale or usage. Unrecognized revenue of our prior digital subscriptions and products operations, which pertains to related deferred revenue balances as of December 31, 2024, will be recognized over the next four years, of which 62% is expected to be recognized in the first year.

Disaggregation of Revenue
The following table disaggregates revenue by type (in thousands):

	Three Months Ended September 30, 2026					Nine Months Ended September 30, 2026
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Consumer products	$18,368	$—	$131	$—	$18,499	$56,702	$—	$375	$—	$57,077
Trademark licensing	—	12,635	—	—	12,635	—	34,736	—	—	34,736
Digital subscriptions and products	—	—	73	253	326	—	—	263	827	1,090
Events and sponsorships	—	—	7	—	7	—	—	18	—	18
Total net revenue from contracts with customers	18,368	12,635	211	253	31,467	56,702	34,736	656	827	92,921
Collaborative arrangement revenue	—	—	247	—	247	—	—	247	—	247
Total net revenues	$18,368	$12,635	$458	$253	$31,714	$56,702	$34,736	$903	$827	$93,168

	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Consumer products	$16,388	$—	$—	$—	$16,388	$49,212	$—	$43	$—	$49,255
Trademark licensing	—	11,995	—	—	11,995	—	34,378	—	—	34,378
Digital subscriptions and products	—	—	93	513	606	—	—	212	1,947	2,159
Events and sponsorships	—	—	5	—	5	—	—	225	—	225
Total net revenues	$16,388	$11,995	$98	$513	$28,994	$49,212	$34,378	$480	$1,947	$86,017
The following table disaggregates revenue by point in time versus over time (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Point in time (1)	$18,753	$16,393	$57,342	$49,542
Over time	12,961	12,601	35,826	36,475
Total net revenues	$31,714	$28,994	$93,168	$86,017
_________________
(1) Includes $0.2 million of our share of net profit under a collaborative arrangement related to a paid voting initiative accounted for under ASC 808, Collaborative Arrangements, which is not revenue from contracts with customers.

4. Inventory, Net
As of September 30, 2026 and December 31, 2025, our inventory, net, was comprised of merchandise finished goods and is stated at the lower of cost (specific cost and first-in, first-out) and net realizable value. Reserves for slow-moving and obsolete inventory amounted to $3.7 million and $3.3 million as of September 30, 2026 and December 31, 2025, respectively.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Contract assets, current portion	$1,693	$1,733
Tenant improvement allowance(1)	1,639	—
Noncontrolling interest capital contribution(2)	1,023	—
Prepaid inventory and production costs	934	984
Prepaid insurance	245	1,406
Prepaid taxes	700	440
Prepaid software	246	308
Prepaid fees and commissions	95	327
Other	3,384	2,227
Total	$9,959	$7,425
_________________
(1) Represents a receivable for a tenant improvement allowance due from the landlord under a lease for our Miami Beach, Florida office space. Refer to Note 13, Commitments and Contingencies, for additional information.

(2) Contribution from UTG (as defined in Note 7) to fund a required distribution, received in October 2026. Refer to Note 9, Variable Interest Entity, for details.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Software(1)	$8,370	$7,636
Leasehold improvements	9,630	10,174
Equipment	3,827	3,660
Furniture and fixtures	34	28
Construction in progress	1,038	667
Total property and equipment, gross	22,899	22,165
Less: accumulated depreciation	(18,683)	(17,938)
Total	$4,216	$4,227
_________________
(1) The net book value of our software was $0.9 million and $0.5 million as of September 30, 2026 and December 31, 2025, respectively, and primarily related to certain portions of our playboy.com site.

The aggregate depreciation expense related to property and equipment, net was $0.4 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $1.4 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.

7. Other Current Liabilities and Accrued Expenses
Other current liabilities and accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Taxes	$8,863	$10,196
Accrued interest	4,063	561
Accrued salaries, wages and employee benefits	4,233	5,372
Accrued agency fees and commissions	931	1,250
Payable to Byborg, net	3,522	2,786
Accrued creator fees	1,616	1,613
Inventory in transit	439	884
Outstanding gift cards and store credits	1,516	1,649
Brand support advance payment from UTG(1)	960	—
Other	6,710	7,608
Total	$32,853	$31,919
_________________
(1) Represents the unapplied portion of the advance payment received from UTG Brands Management Group Limited (“UTG”) under the Brand Support Services Agreement (“BSSA”). Refer to Note 9, Variable Interest Entity, for details.

8. Debt
The following table sets forth our debt (in thousands):

	September 30, 2026	December 31, 2025
Term loan, due 2028	$128,861	$143,861
Plus: capitalized payment-in-kind interest	16,054	16,054
Total debt	144,915	159,915
Plus: unamortized debt premium, net	10,279	15,116
Less: unamortized debt issuance costs	(729)	(862)
Total debt, net of unamortized debt issuance costs and debt premium, net	154,465	174,169
Less: current portion of long-term debt	(18,333)	(1,524)
Total debt, net of current portion	$136,132	$172,645
Term Loan
Refer to Note 9, Debt, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K, filed with the SEC on March 16, 2026, for details regarding our A&R Credit Agreement for periods prior to the third quarter of 2025.
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
On November 10, 2025, we entered into Amendment No. 6 to the A&R Credit Agreement (the “A&R Sixth Amendment”). The A&R Sixth Amendment, among other things, (i) extended the maturity of the A&R Credit Agreement to May 25, 2028, (ii) provided that the cash interest rate would be reduced by 0.15% or 0.50% in the event of certain prepayments of $25.0 million and $50.0 million, respectively (neither of which occurred), and (iii) provided that upon the first such prepayment made on the terms and conditions set forth in the A&R Sixth Amendment, the total net leverage ratio would be set at 9.00:1.00 for the quarter ending June 30, 2026, and step down over time until the ratio reaches 7.25:1.00 for the quarter ending December 31, 2027 and any subsequent quarter. The other terms of the A&R Credit Agreement prior to the A&R Sixth Amendment remained substantively unchanged.

On February 9, 2026, we entered into Amendment No. 7 to the A&R Credit Agreement (the “A&R Seventh Amendment”) to, substantially concurrently with the New China JV Initial Closing, amend the terms of the A&R Credit Agreement, to, among other things: (i) permit the New China JV transactions, (ii) permit the contribution of certain intellectual property from us to the New China JV at the second closing pursuant to the Purchase Agreement, and (iii) provide for additional representations, covenants, and mandatory prepayments of our loans under the A&R Credit Agreement (including the entire $45.0 million Purchase Price and an additional $6.666 million from us). Refer to Note 9, Variable Interest Entity, below for definitions of capitalized terms used in, but not defined in, this paragraph.
We performed an assessment of the A&R Seventh Amendment, on a lender-by-lender basis, and accounted for the transaction as a debt modification. As a result of the A&R Seventh Amendment, fees of $0.3 million were expensed as incurred and recorded in other income, net in our condensed consolidated statements of operations for the first quarter of 2026. Fees of $0.2 million paid to or on behalf of the lenders in connection with the A&R Seventh Amendment were recorded as a reduction of the unamortized debt premium and are being amortized as an adjustment to interest expense over the remaining term of the A&R Term Loans (as defined below).
Concurrently with entering into the Repurchase Agreement, defined and described in Note 10, Stockholders’ Equity, we also entered into Amendment No. 8 to the A&R Credit Agreement (the “A&R Eighth Amendment”) to obtain lender consent for the Repurchase Agreement and related transactions. Refer also to Note 17, Related Party Transactions, for additional details. The A&R Eighth Amendment did not modify the pricing, maturity, or financial covenants of the A&R Credit Agreement. Costs incurred in connection with the A&R Eighth Amendment were immaterial.
The stated interest rate of each of Tranche A and Tranche B of the term loans under the A&R Credit Agreement (the “A&R Term Loans”) as of September 30, 2026 was 10.42%. The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 10.08%. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of September 30, 2026 was 2.93% and 5.74%, respectively. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 3.88% and 6.34%, respectively.
Beginning with the interest period that commenced on June 26, 2026, interest on the A&R Term Loans is payable quarterly in arrears pursuant to the terms of the A&R Credit Agreement. Accordingly, no interest was paid during the three months ended September 30, 2026, and accrued interest of $3.8 million for the period from June 26, 2026 through September 27, 2026 was paid in October 2026.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of September 30, 2026 and December 31, 2025.
As of September 30, 2026, the entire $144.9 million principal amount of our A&R Term Loans is due at maturity on May 25, 2028, subject to $36.666 million of mandatory prepayments required under the A&R Seventh Amendment, consisting of $18.333 million upon the completion of each of the second and third closings of the New China JV, which are contingent on UTG’s payment of the related Purchase Price (as defined in Note 9, Variable Interest Entity). As the second closing is required to occur on or before January 4, 2027, the related $18.333 million mandatory prepayment is classified as long-term debt, current portion, in our condensed consolidated balance sheet as of September 30, 2026.

9. Variable Interest Entity
On February 9, 2026, we entered into a share purchase agreement (the “Purchase Agreement”) with UTG to form a new joint venture for the Playboy licensing business in China, Hong Kong and Macau (the “New China JV”), in which UTG will ultimately acquire a 50% interest for an aggregate purchase price of $45.0 million (the “Purchase Price”), payable across three closings. At the initial closing on March 20, 2026 (the “New China JV Initial Closing”), we received $15.0 million and UTG acquired a 16.67% interest in the New China JV, while we owned the remaining 83.33% as of the New China JV Initial Closing and at September 30, 2026. UTG will acquire additional interests for $15.0 million at each of the second and third closings, on or before January 4, 2027 and January 4, 2028, respectively. The Purchase Price proceeds are required to be applied to repay our senior secured debt, of which $15.0 million was repaid in the first quarter of 2026 (see Note 8, Debt). UTG operates the New China JV’s licensing business.

The New China JV is required to pay us minimum distributions totaling $67.0 million through 2033 ($10.0 million in 2026, $9.0 million in 2027 and $8.0 million in each year from 2028 through 2033), in each case payable semi-annually. UTG is required to contribute to the New China JV any shortfall in funds available for such distributions from the New China JV itself (the “Noncontrolling Interest Capital Contribution”). Noncontrolling Interest Capital Contributions totaled $3.4 million for the nine months ended September 30, 2026, of which $2.4 million was received in April 2026 and $1.0 million was recognized in the third quarter of 2026 and received in October 2026. The $1.0 million receivable from UTG is included in prepaid expenses and other current assets as of September 30, 2026, with a corresponding increase in additional paid-in capital.

Brand Support Services Agreement (BSSA)

Under the BSSA, UTG pays us for brand support services up to $4.0 million in each of the first two contract years and $2.0 million in the third contract year. In the first quarter of 2026, UTG advanced the $4.0 million for the first contract year. We applied $1.3 million and $2.6 million of the advance against cost of sales, and $0.2 million and $0.4 million against selling and administrative expenses, for the three and nine months ended September 30, 2026, respectively. The unapplied $1.0 million is included in other current liabilities and accrued expenses as of September 30, 2026.

Consolidation and Noncontrolling Interest

The New China JV is a VIE of which we are the primary beneficiary, and we have consolidated it since the New China JV Initial Closing. We are the primary beneficiary because, through our majority ownership interest, we have the power to direct the activities that most significantly impact the New China JV’s economic performance, and, through our 83.33% equity interest and our right to the minimum distributions, we have the obligation to absorb losses of, and the right to receive benefits from, the New China JV that could potentially be significant to it. Because UTG bears any shortfalls in the minimum distributions required to be paid to us from the New China JV, profits are not shared in proportion to ownership, and we attribute net income or loss to the noncontrolling interest using the hypothetical liquidation at book value method. No earnings will be allocated to the noncontrolling interest until we have received the $67.0 million of minimum distributions we are entitled to pursuant to the New China JV’s governing agreements. Accordingly, no net income or loss was attributed to the noncontrolling interest, and no distributions were made to UTG, for the three and nine months ended September 30, 2026. The assets of the New China JV can be used only to settle its obligations, and its creditors have no recourse to our general credit.

The New China JV’s assets and liabilities included in our condensed consolidated balance sheet as of September 30, 2026, after elimination of intercompany balances, were as follows (in thousands):

Assets
Cash and cash equivalents	$5,164
Receivables, net	7,359
Prepaid expenses and other current assets	2,316
Other	64
Total assets	$14,903
Liabilities
Deferred revenues, current portion	$1,216
Other current liabilities and accrued expenses	4,179
Deferred revenues, net of current portion	1,194
Other	126
Total liabilities	$6,715

The New China JV’s net revenues and net income included in our condensed consolidated statements of operations were $4.4 million and $4.3 million for the three months ended September 30, 2026, respectively, and $7.4 million and $7.1 million for the period from the New China JV Initial Closing through September 30, 2026, respectively, all of which was attributable to the Company.

10. Stockholders’ Equity
Common Stock
The holders of our common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by our Board of Directors (the “Board”). As of September 30, 2026, no dividends had been declared by the Board.

On June 16, 2025, our stockholders authorized an increase in the number of authorized shares of common stock of the Company from 150,000,000 to 400,000,000. The increase in our authorized shares of common stock did not impact the number of our issued or outstanding shares of common stock. Our common stock reserved for future issuance consisted of the following as of the dates indicated:

	September 30, 2026	December 31, 2025
Shares available for grant under equity incentive plans	8,303,338	1,160,627
Options issued and outstanding under equity incentive plans	1,997,466	1,997,466
Unvested restricted stock units	7,331,789	4,121,525
Vested restricted stock units not yet settled	8,065	2,002,582
Maximum number of shares issuable to GlowUp sellers pursuant to acquisition indemnity holdback	—	249,116
Total common stock reserved for future issuance	17,640,658	9,531,316
On February 23, 2026, we increased the availability under our previously registered and announced at-the-market offering (the “ATM”) to $200 million worth of our common stock. During the three months ended September 30, 2026, we sold a total of 281,789 shares under the ATM for net proceeds of $0.2 million. During the nine months ended September 30, 2026, we sold 3,666,783 shares of our common stock under the ATM for net proceeds of $5.5 million. As of September 30, 2026, we had $194.1 million of remaining capacity under the ATM.
Share Repurchase from Our Primary Lender and Its Affiliates
On June 18, 2026, we entered into a stock repurchase agreement (the “Repurchase Agreement”) with certain sellers, all of whom are affiliates of Fortress Investment Group, to repurchase an aggregate of 16,589,531 shares of our common stock, for an aggregate purchase price of $17.4 million payable in four installments through December 31, 2026. During the nine months ended September 30, 2026, we repurchased 4,761,905 shares of common stock for $5.0 million in cash, consisting of 1,904,762 shares for $2.0 million on June 18, 2026 and 2,857,143 shares for $3.0 million on August 24, 2026. We are contractually obligated to settle the remaining installments in cash. Accordingly, a liability of $14.8 million was established at inception and presented as a liability pursuant to a stock repurchase agreement within current liabilities on our condensed consolidated balance sheet, with a corresponding reduction to additional paid-in capital, measured at the present value of the remaining amount payable. The liability is accreted to its settlement amount over the term of the Repurchase Agreement, with the accretion recognized as interest expense. Direct costs of $0.2 million, which were primarily legal fees incurred in connection with the stock repurchase, were recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheet as of September 30, 2026.
We evaluated the Repurchase Agreement under ASC 480, Distinguishing Liabilities from Equity. The Repurchase Agreement is a freestanding financial instrument that obligates us to repurchase a fixed number of our own shares at a fixed price of $1.05 per share, with settlement required in cash. Accordingly, we classified the obligation to repurchase the shares remaining under the payment schedule as a liability in accordance with ASC 480-10-25-8, rather than as equity or as an off-balance-sheet commitment. Because both the amount payable and the settlement dates are fixed, the liability is measured at the present value of the amounts to be paid under the remaining installments and is subsequently accreted to its settlement amount through interest expense over the term of the agreement, using the interest rate implicit in the arrangement at inception, in accordance with ASC 480-10-35-3(a). The liability is not remeasured to fair value through earnings.
During the three months ended September 30, 2026, we repurchased 2,857,143 shares under the Repurchase Agreement for $3.0 million, which are held as treasury shares. Until purchased by us, the shares subject to the Repurchase Agreement remain owned by the sellers, who retain voting and dividend rights with respect to such shares.
In the event we do not satisfy the remaining repurchase obligations under the Repurchase Agreement, certain of our affiliated stockholders are obligated to satisfy such obligations pursuant to a backstop agreement. Under the Backstop Agreement, we pay the Backstop Purchasers (as such terms are defined in Note 17, Related Party Transactions) a fee equal to 5.0% of each installment that we fund ourselves, payable in shares of our common stock valued at $1.4736 per share. During the three months ended September 30, 2026, a backstop fee of $0.2 million was earned and settled through the issuance of 101,790 shares of common stock to the Backstop Purchasers.
Interest expense recognized in relation to the accretion of the repurchase liability under the Repurchase Agreement for the three and nine months ended September 30, 2026 was $0.4 million in each period. As of September 30, 2026, the carrying amount of the liability was $12.2 million, representing the present value of the remaining $12.4 million of contractually scheduled installment payments ($5.0 million due on or before November 1, 2026 and $7.4 million due on or before December 31, 2026) pursuant to the Repurchase Agreement. Refer to Note 17, Related Party Transactions, for additional information.

Subsequent to September 30, 2026, The Million S.a.r.l., one of the Backstop Purchasers, purchased directly from the sellers the shares comprising the installment due to be purchased by November 1, 2026 pursuant to the Repurchase Agreement. Refer to Note 19, Subsequent Events, for additional information.

11. Convertible Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.0001 per share. Of the 5,000,000 authorized preferred shares, 28,001 shares are designated as “Series B Convertible Preferred Stock”.
On November 13, 2024, pursuant to an exchange agreement, we issued an aggregate of 28,000.00001 shares of the Series B Convertible Preferred Stock, as consideration in exchange for approximately $6.4 million of Tranche A A&R Term Loans and approximately $58.9 million of Tranche B A&R Term Loans under that certain A&R Credit Agreement. For a more detailed summary of the terms of the Series B Convertible Preferred Stock, refer to Note 12, Preferred Stock, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K filed with the SEC on March 16, 2026.
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

12. Stock-Based Compensation
As of September 30, 2026, 28,844,301 shares of our common stock had been authorized for issuance under our 2021 Equity and Incentive Compensation Plan, as amended to include an increase of 10,000,000 shares approved by our stockholders on June 16, 2026, and 5,606,175 shares of our common stock were originally reserved for issuance under our 2018 Equity Incentive Plan.
Stock Option Activity
There was no stock option activity during the three and nine months ended September 30, 2026.
Restricted Stock Unit Activity
A summary of restricted stock unit (“RSU”) activity under our equity incentive plans is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding balance at December 31, 2025	4,121,525	$1.21
Granted	7,370,425	1.52
Vested	(4,159,820)	1.21
Forfeited	(341)	9.83
Unvested and outstanding balance at September 30, 2026	7,331,789	$1.52
The total fair value of RSUs that vested during the three months ended September 30, 2026 was approximately $1.1 million. There were no RSUs that vested during the three months ended September 30, 2025. The total fair value of RSUs that vested during the nine months ended September 30, 2026 and 2025 was approximately $6.3 million and $4.8 million, respectively. We had 8,065 and 1,846,766 outstanding and fully vested RSUs that remained unsettled at September 30, 2026 and 2025, respectively, all of which were subsequently settled in 2026 and 2025, respectively. As such, they were excluded from outstanding shares of common stock but were included in weighted-average shares outstanding for the calculation of net income (loss) per share for the three and nine months ended September 30, 2026 and 2025.

Performance Stock Unit Activity
There was no performance-based restricted stock unit (“PSU”) activity under our equity incentive plans during the three and nine months ended September 30, 2026.
Stock-Based Compensation Expense
Stock-based compensation expense under our equity incentive plans during the three months ended September 30, 2026 and 2025 was $2.2 million and $1.1 million, respectively, and $5.9 million and $3.5 million during the nine months ended September 30, 2026 and 2025, respectively. All stock-based compensation expense was recorded in selling and administrative expenses in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. At September 30, 2026, there was no unrecognized stock-based compensation expense related to unvested stock options or PSUs, as all previously unvested and outstanding stock options and PSUs were fully vested as of September 30, 2026. At September 30, 2026, total unrecognized compensation cost related to unvested RSUs was $7.1 million and is expected to be recognized over the remaining weighted-average service period of 1.0 year.

13. Commitments and Contingencies
Leases
Lease cost associated with operating leases for the three and nine months ended September 30, 2026 and 2025 is included in the table below. Finance leases and their related cost for the three and nine months ended September 30, 2026 and 2025, were immaterial.
On August 11, 2025, through our wholly owned subsidiary, Playboy Enterprises, Inc., we entered into an operating lease (the “Lease”) with RK Rivani LLC (the “Landlord”) for approximately 20,169 square feet of office space in Miami Beach, Florida.
In the second quarter of 2026, we amended the Lease to change the lease commencement date to January 1, 2027 and the expiration date to November 30, 2037. As we did not take possession of the office space as of September 30, 2026, it is not reflected in our condensed consolidated financial statements or in the tables below. The future undiscounted fixed non-cancelable payment obligation pertaining to the Lease is approximately $25.0 million.
On May 14, 2026, we entered into a new operating lease (the “Additional Lease”) with the Landlord for the remainder of the same floor as the Lease, comprising approximately 5,696 square feet, which commenced on May 1, 2026 and expires on November 30, 2037, subject to two five-year renewal options. In addition to base rent under the Additional Lease, we are responsible for operating expenses and property taxes. In connection with the Additional Lease, the Landlord agreed to provide a tenant improvement allowance of $1.6 million, which reduced the right-of-use asset recognized upon commencement of the Additional Lease and was recorded as a receivable within prepaid expenses and other current assets on our condensed consolidated balance sheet as of September 30, 2026. Refer to Note 5, Prepaid Expenses and Other Current Assets, for additional information. The future undiscounted lease payments under the Additional Lease are approximately $6.9 million.
During the second quarter of 2026, we terminated certain operating leases for Honey Birdette retail stores prior to their contractual expiration dates and derecognized $0.6 million of right-of-use assets and the related operating lease liabilities. The resulting net loss, recognized in other income, net, was immaterial.
As of September 30, 2026 and December 31, 2025, the weighted-average remaining term of our operating leases was 4.9 years and 3.9 years, respectively, and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 9.3% and 8.2%, respectively. Cash payments for amounts included in the measurement of operating lease liabilities were $2.3 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively, and $6.7 million and $6.3 million for the nine months ended September 30, 2026 and 2025, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $1.3 million and $2.2 million during the three months ended September 30, 2026 and 2025, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $4.7 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Net lease cost recognized in our condensed consolidated statements of operations is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,967	$1,738	$5,690	$5,379
Variable lease cost	440	424	1,266	1,258
Short-term lease cost	393	339	1,225	1,186
Sublease income	(541)	(539)	(1,618)	(1,129)
Total	$2,259	$1,962	$6,563	$6,694

Maturities of our operating lease liabilities as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	$2,178
2027	7,051
2028	4,504
2029	3,919
2030	2,588
Thereafter	7,027
Total undiscounted lease payments	27,267
Less: imputed interest	(6,237)
Total operating lease liabilities	$21,030

Operating lease liabilities, current portion	$6,643
Operating lease liabilities, noncurrent portion	$14,387
Future annual minimum lease payments that are contractually due to us from our sublease arrangements as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	553
2027	1,481
2028	429
2029	218
Total	$2,681
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
On August 10, 2021, AVS filed a cross-complaint for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and declaratory relief. As in its February 2021 letter, AVS alleges its license was wrongfully terminated and that PEII failed to approve AVS’ marketing efforts in a manner that was either timely or that was commensurate with industry practice. AVS is seeking to be excused from having to perform its obligations as a licensee, payment of the value for services rendered by AVS to PEII outside of the license, and damages to be proven at trial. The court heard PEII’s motion for summary judgment on June 6, 2023, and dismissed six out of 10 of AVS’ causes of action. AVS’ contract-related claims remain to be determined at trial, which is scheduled for March 8, 2027. In addition, PEII filed a complaint against Sunrise Brands based on their participation in AVS’ misconduct, as well as their own direct misconduct. Both cases have been related together by the court and will be tried together, for both pretrial and trial purposes. While the AVS case is a material litigation, we are currently unable to estimate the range of reasonably possible loss, if any, related to this matter. We believe AVS’ remaining claims and allegations are without merit, and we will defend this matter vigorously.

14. Severance Costs
Severance and related employee benefits costs incurred during the three and nine months ended September 30, 2026 were immaterial. Severance costs are recorded in selling and administrative expenses in our condensed consolidated statements of operations, and in other current liabilities and accrued expenses in our condensed consolidated balance sheets.
The following is a reconciliation of the beginning and ending severance costs balances recorded in other current liabilities and accrued expenses in our condensed consolidated balance sheets (in thousands):

Employee Separation Costs
Balance at December 31, 2025	$272
Costs incurred and charged to expense	148
Costs paid or otherwise settled	(414)
Balance at September 30, 2026	$6

15. Income Taxes
For the three months ended September 30, 2026 and 2025, we had a provision for income taxes of $0.2 million and a benefit of $0.6 million, respectively, and an expense of $2.1 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended September 30, 2026 and 2025 was 9.8% and 560.0%, respectively, and 1,005.2% and (9.6)% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three and nine months ended September 30, 2026 and 2025 differed from the U.S. statutory federal income tax rate of 21% primarily due to foreign withholding taxes and the release of the valuation allowance due to a reduction in net deferred tax liabilities of indefinite-lived intangibles.

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

16. Net Income (Loss) Per Share
Basic and diluted net loss per share for the nine months ended September 30, 2026 and 2025 was $(0.02) and $(0.17), respectively, computed by dividing net loss by the weighted-average number of common shares outstanding, as the effect of potentially dilutive securities was anti-dilutive. The following table shows the computation of basic and diluted net income per common share for the three months ended September 30, 2026 (in thousands, except per share amounts):

Three Months Ended September 30, 2026
Numerator:
Net income	$1,864
Less: undistributed earnings allocated to shares subject to the Repurchase Agreement	213
Net income - basic and diluted	$1,651

Denominator:
Weighted-average shares outstanding - basic	105,243,744
Effect of dilutive securities	865,609
Weighted-average shares outstanding - diluted	106,109,353

Net income per common share - basic and diluted	$0.02
Share Repurchase from Our Primary Lender and Its Affiliates
As discussed in Note 10, Stockholders’ Equity, we determined that our obligation to repurchase shares under the Repurchase Agreement is a liability under ASC 480, Distinguishing Liabilities from Equity. In accordance with ASC 480-10-45-4, all 16,589,531 shares subject to the Repurchase Agreement, including shares not yet repurchased and settled, have been excluded, on a weighted basis, from the weighted-average number of common shares outstanding used to compute basic and diluted income (loss) per share for the three and nine months ended September 30, 2026. Because the holders of such shares retain dividend rights until such shares are repurchased, we allocated $0.2 million of undistributed earnings to them under the two-class method for the three months ended September 30, 2026. No portion of the net loss for the nine months ended September 30, 2026 was allocated to them, as they have no contractual obligation to share in our losses.
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options	1,082,892	1,997,466	1,997,466	1,997,466
Unvested restricted stock units	1,908,154	4,110,792	7,331,789	4,110,792
Total	2,991,046	6,108,258	9,329,255	6,108,258

17. Related Party Transactions
Transactions with Byborg
On November 5, 2024, The Million S.a.r.l. (a subsidiary of Byborg) completed the purchase of 14,900,000 shares of our common stock and became a significant stockholder of the Company as of such date. Thus, both The Million S.a.r.l. and Byborg, as well as their affiliates, are considered related parties of the Company.

In addition, on December 14, 2024, we entered into the LMA with Byborg, pursuant to which Byborg agreed to license the operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses and to license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. The LMA has an initial term of 15 years, with the operations and license rights pursuant to the LMA having commenced as of January 1, 2025. Pursuant to the LMA, we receive minimum guaranteed royalties of $20 million per year of the term, which are paid in installments during each year. In addition, per the terms of the LMA, Byborg prepaid the minimum guaranteed amount for the second half of year 15 of the initial term of the LMA, which was received in the third quarter of 2025. We are also entitled to receive excess royalties from the businesses licensed to and operated by Byborg, on the terms and conditions set forth in the LMA. We recognized $5.0 million of minimum guaranteed royalties as licensing revenue pursuant to the LMA during each of the three months ended September 30, 2026 and 2025, and we recognized $15.0 million of minimum guaranteed royalties as licensing revenue pursuant to the LMA during each of the nine months ended September 30, 2026 and 2025.
As of September 30, 2026, the remittances payable to Byborg totaled $3.5 million. Remittances payable to Byborg pursuant to the LMA as of December 31, 2025 were $2.8 million, the majority of which was paid in the first quarter of 2026. Refer to Note 19, Related Party Transactions, within the notes to our audited consolidated financial statements set forth in our Annual Report on Form 10-K, filed with the SEC on March 16, 2026, for additional details regarding our transition services agreement with Byborg (the “TSA”).

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
Total debt, net of unamortized debt issuance costs and debt premium, attributable to affiliates of our primary senior secured lender under the term loan described in Note 8, Debt, was $140.1 million and $158.0 million as of September 30, 2026 and December 31, 2025, respectively, of which $123.5 million and $156.6 million were classified as noncurrent as of September 30, 2026 and December 31, 2025, respectively. Accrued interest attributable to affiliates of our primary senior secured lender, which is included in other current liabilities and accrued expenses in our condensed consolidated balance sheets, was $3.6 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively. Beginning with the interest period that commenced on June 26, 2026, interest on the A&R Term Loans is payable quarterly in arrears, and the accrued interest as of September 30, 2026 was paid in October 2026.
The interest expense attributable to affiliates of our primary senior secured lender for the three and nine months ended September 30, 2026 was $2.0 million and $6.3 million, respectively. The interest expense recorded as attributable to affiliates of our primary senior secured lender for the period from August 22, 2025 (the date of the Second Conversion), when such affiliates became related parties, through September 30, 2025 was $0.7 million.
On June 18, 2026, we entered into the Repurchase Agreement with certain affiliates of our primary lender, pursuant to which we agreed to repurchase an aggregate of 16,589,531 shares of our common stock for an aggregate purchase price of $17.4 million, payable in four installments through December 31, 2026. During the nine months ended September 30, 2026, we repurchased 4,761,905 shares of common stock for $5.0 million in cash.
We are contractually obligated to settle the remaining installments in cash. Accordingly, a liability of $14.8 million was established at inception and is presented as a liability pursuant to a stock repurchase agreement on our condensed consolidated balance sheets, with a corresponding reduction to additional paid-in capital, measured at the present value of the remaining amount payable. As of September 30, 2026, the liability for the remaining installment obligations was $12.2 million, representing the present value of the remaining payments. We also incurred $0.2 million of legal fees in connection with the Repurchase Agreement, which were recorded as a reduction of additional paid-in capital in our condensed consolidated balance sheet as of September 30, 2026. Following completion of transactions contemplated by the Repurchase Agreement, the affiliates of our primary lender that are party to the Repurchase Agreement will cease being significant holders of our common stock. Refer to Note 10, Stockholders’ Equity, for further information about the Repurchase Agreement.

Transactions with Significant Stockholders / Director Affiliates
In connection with the Repurchase Agreement, on June 18, 2026, we entered into a backstop agreement (the “Backstop Agreement”) with Rizvi Master LLC, an affiliate of Rizvi Traverse Management, LLC and our director Suhail Rizvi, and The Million S.a.r.l., an affiliate of Byborg and our director György Gattyán (collectively, the “Backstop Purchasers”). Each of these parties is a significant stockholder of the Company, holding greater than 10% of our outstanding common stock, and each is an affiliate of a member of the Board. Accordingly, the Backstop Agreement constitutes a related party transaction.
Under the Backstop Agreement, the Backstop Purchasers are obligated, on a several and pro rata basis according to their respective percentage obligations (55.4946% for Rizvi Master LLC and 44.5054% for The Million S.a.r.l.), to purchase directly from the sellers, on the same terms and at the same fixed price of $1.05 per share, any shares that we do not purchase under the scheduled installments of the Repurchase Agreement. The backstop commitment excludes the $2.0 million installment paid by us at the initial closing under the Repurchase Agreement and terminates upon the earlier of satisfaction of the commitment, termination of the Repurchase Agreement, or twelve months from the date of the Backstop Agreement. Each Backstop Purchaser’s participation is subject to a beneficial ownership cap of 29.99% of our outstanding common stock. As consideration for the backstop commitment, we are obligated to pay the Backstop Purchasers a fee equal to 5.0% of the committed amount that is not used to purchase shares, payable in shares of common stock (valued based on the volume-weighted average price for the five trading days preceding the date of the Backstop Agreement) or, if such share settlement would cause a backstop purchaser to exceed the ownership cap, in cash. We have concluded that the backstop fee represents a direct and incremental cost of reacquiring our own shares and is accrued as a reduction to additional paid-in capital as the related shares are repurchased. During the three months ended September 30, 2026, a backstop fee of $0.2 million was earned and settled through the issuance of 101,790 shares of common stock to the Backstop Purchasers pursuant to the Backstop Agreement.
On October 26, 2026, the Backstop Agreement was amended to permit The Million S.a.r.l. to purchase directly from the sellers all 4,761,905 shares comprising the installment due on or before November 1, 2026, which it did. Refer to Note 19, Subsequent Events, for additional information.
Transactions with UTG
UTG is considered a related party of the Company as the noncontrolling interest holder in the New China JV, which is a consolidated variable interest entity of the Company, and as the operator of all aspects of our Playboy licensing business in China, Hong Kong and Macau. Refer to Note 9, Variable Interest Entity, for additional details.

18. Segments
As of September 30, 2026, we had two reportable segments: Direct-to-Consumer and Licensing. The Direct-to-Consumer segment derives revenue from sales of consumer products sold directly to customers online or at brick-and-mortar stores through our lingerie business, Honey Birdette, with 48 stores in three countries as of September 30, 2026. The Licensing segment derives revenue from trademark licenses for third-party consumer products and location-based entertainment businesses, minimum guaranteed royalties from licensing certain intellectual property and the operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses to Byborg pursuant to the LMA.
The “All Other” column for the three and nine months ended September 30, 2026 includes amortization of deferred revenue balances related to the previously reported digital subscriptions and content operations that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025), which will be recognized over the next four years.
The “All Other” column for the three and nine months ended September 30, 2025 includes amortization of deferred revenue balances related to our previously reported digital subscriptions and content operations that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025), and the write-off of certain previously capitalized content expenses and transition expenses incurred pursuant to the TSA during the nine months ended September 30, 2025.
Revenues and expenses associated with Playboy magazine, sales of access to our iPlayboy archives, events and sponsorships and revenue from paid voting for a contest in the third quarter of 2026 pursuant to a collaborative arrangement were not allocated to segments for the three and nine months ended September 30, 2026 and 2025, and were instead presented in our corporate revenue and expense allocations as activities associated with brand marketing and awareness.

Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Segment information is presented in the same manner that our CODM reviews the operating results in assessing performance and allocating resources. Consolidated operating income (loss) is the measure of segment operating profit (loss) most consistent with GAAP that is regularly reviewed by our CODM. Total asset information is not included in the tables below as it is not provided to and reviewed by our CODM. The “All Other” operations are no longer reviewed by our CODM due to their transition into a licensing model pursuant to the LMA. The “Corporate” line item in the tables below includes operating revenues and expenses that are not allocated to the reportable segments presented to our CODM. These revenues are associated with brand marketing and awareness, and include payments from subscribers for access to our iPlayboy archives, revenues from Playboy magazine, events and sponsorships and revenue from paid voting for a contest pursuant to a collaborative arrangement in the third quarter of 2026. Corporate expenses include legal, human resources, information technology and facilities, accounting/finance and brand marketing costs, as well as expenses associated with Playboy magazine, events and sponsorships. The accounting policies of the reportable segments are the same as those described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies.
The following table sets forth financial information by reportable segment and attributable to corporate and certain other activities (in thousands):

	Three Months Ended September 30,
	2026					2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Net revenues	$18,368	$12,635	$458	$253	$31,714	$16,388	$11,995	$98	$513	$28,994
Cost of sales(1)	(6,952)	(459)	—	—	(7,411)	(6,428)	(525)	—	(1)	(6,954)
Gross profit	11,416	12,176	458	253	24,303	9,960	11,470	98	512	22,040
Personnel	(5,099)	(369)	(5,630)	—	(11,098)	(4,561)	(996)	(3,740)	—	(9,297)
Rent	(1,893)	—	(368)	—	(2,261)	(1,759)	—	(126)	—	(1,885)
Marketing	(1,804)	—	(70)	—	(1,874)	(1,352)	(106)	(287)	—	(1,745)
Other segment items(2)	(1,964)	(933)	(2,170)	—	(5,067)	(2,509)	(2,663)	(2,575)	—	(7,747)
Operating income (loss)	656	10,874	(7,780)	253	4,003	(221)	7,705	(6,630)	512	1,366
Interest expense, net					(2,565)					(1,926)
Other income, net					628					460
Income (loss) before income taxes					$2,066					$(100)
_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of personnel and rent for the three months ended September 30, 2026 and 2025.
(2) Includes intercompany expense allocations from our corporate segment to our direct-to-consumer segment of $1.0 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, which eliminate in consolidation.

	Nine Months Ended September 30,
	2026					2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total	Direct-to-Consumer	Licensing	Corporate	All Other(3)	Total
Net revenues	$56,702	$34,736	$903	$827	$93,168	$49,212	$34,378	$480	$1,947	$86,017
Cost of sales (1)	(21,813)	(2,425)	(1,113)	—	(25,351)	(20,170)	(3,624)	—	(1,952)	(25,746)
Gross profit	34,889	32,311	(210)	827	67,817	29,042	30,754	480	(5)	60,271
Personnel	(14,697)	(1,060)	(15,403)	—	(31,160)	(13,714)	(2,780)	(14,276)	(3,308)	(34,078)
Rent	(5,584)	—	(864)	—	(6,448)	(5,180)	(12)	(1,245)	—	(6,437)
Marketing	(5,261)	(26)	(390)	—	(5,677)	(4,150)	(135)	(894)	(34)	(5,213)
Transaction expenses	—	—	(3,364)	—	(3,364)	—	—	—	—	—
Other segment items (2)	(7,109)	(2,877)	(5,845)	—	(15,831)	(7,499)	(5,613)	(10,981)	(1,227)	(25,320)
Operating income (loss)	2,238	28,348	(26,076)	827	5,337	(1,501)	22,214	(26,916)	(4,574)	(10,777)
Interest expense, net					(7,282)					(5,721)
Other income, net					2,155					1,662
Income (loss) before income taxes					$210					$(14,836)
_________________ (1) Direct-to-consumer cost of sales includes an immaterial amount of personnel and rent for the nine months ended September 30, 2026 and 2025.
(2) Includes intercompany expense allocations from our corporate segment to our direct-to-consumer segment of $3.1 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively, which eliminate in consolidation.

(3) For the nine months ended September 30, 2025, transition expenses associated with the digital businesses licensed to Byborg, which we are responsible for during the transition period pursuant to the TSA, reached the $5.0 million threshold, with $1.7 million recorded as cost of sales and $3.3 million recorded as selling and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2025.

Other segment items for the three and nine months ended September 30, 2026 and 2025 were primarily comprised of the following:
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
Prior year comparative periods also include non-cash impairment charges of $0.2 million on our artwork held for sale during the three months ended September 30, 2025, and $2.1 million on our artwork held for sale and our right-of-use assets related to our corporate leases during the nine months ended September 30, 2025, which did not recur in 2026.
All Other: these only apply to the 2025 period and included outside consulting expenses, as well as technology and equipment expense.

Geographic Information
Revenue by geography is based on where the customer is located. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues:
United States	$9,596	$9,267	$30,062	$28,087
Australia	7,731	6,901	22,860	20,379
Luxembourg	5,000	5,000	15,000	15,000
China	4,356	3,125	10,386	9,501
United Kingdom	3,067	2,754	9,416	8,344
Other	1,964	1,947	5,444	4,706
Total	$31,714	$28,994	$93,168	$86,017

19. Subsequent Events

Backstop Agreement Amendment
Subsequent to September 30, 2026, we notified the Backstop Purchasers that they would be required to purchase the $5.0 million installment of shares due to be purchased on or before November 1, 2026 (the “Third Tranche”) pursuant to the Repurchase Agreement. On October 26, 2026, the Backstop Agreement was amended to allow The Million S.a.r.l., an affiliate of Byborg and our director György Gattyán, to purchase all 4,761,905 shares of common stock comprising the Third Tranche directly from the sellers under the Repurchase Agreement, at the fixed price of $1.05 per share in satisfaction of such installment. Because these shares were purchased by The Million S.a.r.l. rather than by us, we did not disburse cash or reacquire or retire any such shares in connection with the Third Tranche, and no backstop fee was earned or paid to the Backstop Purchasers with respect to their commitments under the Backstop Agreement (as amended). We remain obligated to purchase the final installment of shares for repurchase under the Repurchase Agreement on or before December 31, 2026. The Third Tranche transactions did not affect our measurement of our stock repurchase liability as of September 30, 2026. Refer to Note 10, Stockholders’ Equity, and Note 17, Related Party Transactions, for additional information.
Entry into a Property Purchase and Sale Agreement
On November 2, 2026, Playboy MB JV LLC (the “Buyer”), a Delaware limited liability company and an indirect, wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “PSA”) with Freehand Indian Creek LLC (the “Seller”). Pursuant to the PSA, the Buyer has agreed to acquire from the Seller (the “Acquisition”) property currently operated as a hotel in Miami Beach, Florida (the “Property”).
The purchase price for the Property is $12.5 million, subject to customary prorations and adjustments (the “Acquisition Price”). Pursuant to the PSA, the Buyer delivered a deposit of $1.25 million (the “Deposit”) upon execution of the PSA, and the balance of the Acquisition Price is payable at closing of the Acquisition. Except as otherwise expressly provided in the PSA, the Deposit is generally non-refundable to the Buyer, and it will be credited against the Acquisition Price at closing. Closing of the Acquisition is scheduled to occur by December 15, 2026.
The Company’s senior secured lenders and administrative agent under its senior secured credit facility provided their written consent to the Company’s payment of the Deposit on behalf of the Buyer. Prior to the closing of the Acquisition, the Company expects to enter into an amendment of its senior secured credit facility with the lenders and administrative agent thereunder in connection with the Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 and 2025 and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 and the related notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2026. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors”, “Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2026. As used herein, “we”, “us”, “our”, and the “Company” refer to Playboy, Inc. and its subsidiaries.
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

Business Overview
We are a global lifestyle, media and licensing company built on the Playboy brand—one of the world’s most recognizable and enduring consumer brands, with Playboy-branded products and content available in over 100 countries. We pursue a capital-light business model in which the Playboy brand serves as the foundation for three brand-powered activities, licensing, media and experiences, and hospitality, which is further complemented by Honey Birdette, our premium direct-to-consumer lingerie business, which operates as a separate direct-to-consumer growth engine. We report our operations in two reportable segments: Direct-to-Consumer and Licensing. Our Direct-to-Consumer segment derives revenue from consumer products sold directly to consumers by Honey Birdette online and through its brick-and-mortar stores, with 48 stores in three countries as of September 30, 2026. Our Licensing segment derives revenue from trademark licenses for third-party consumer products across various apparel and accessories categories, as well as hospitality, digital gaming and location-based entertainment. Effective January 1, 2025, we license our adult businesses, including Playboy Club, Playboy Plus, and Playboy TV digital assets to Byborg Enterprises SA (“Byborg”) pursuant to a License & Management Agreement (the “LMA”). We continue to directly publish editorial and Playmate content in support of our brand and licensing, media and experiences activities.

Key Factors and Trends Affecting Our Business
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and referenced in this Quarterly Report on Form 10-Q under “Part II—Item 1A. Risk Factors”, and in “Part I—Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.
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

After having stabilized Playboy’s China business in 2024 and 2025, in the fourth quarter of 2025, we transitioned our joint venture for the Playboy business in China into a more typical licensing structure, with an affiliate of our former China joint venture partner becoming our licensing agent in China. On February 9, 2026, we terminated such licensing agent in preparation for the New China JV (defined below). Also on February 9, 2026, we entered into a share purchase agreement (the “Purchase Agreement”) with UTG Brands Management Group Limited (“UTG”) for a new joint venture for the Playboy business in China, Hong Kong and Macau (the “New China JV”), in which UTG is to ultimately own a 50% interest and operate Playboy’s China licensing business. The initial closing pursuant to the Purchase Agreement (the “New China JV Initial Closing”) occurred, and the New China JV was established, on March 20, 2026. As of the New China JV Initial Closing and September 30, 2026, we owned 83.33% of the New China JV and UTG owned 16.67%. While we retain majority control of the New China JV, UTG manages all operational aspects of Playboy’s licensing business in China, Hong Kong and Macau.

We are in the early stages of building out our media and experiences areas of focus. During the second quarter of 2026, we published Playboy magazine’s spring 2026 issue, featuring Karol G as a cover star, and introduced a new subscription offering across our print and digital content. In the third quarter of 2026, we featured Cara Delevingne as an additional cover star, continuing our magazine relaunch effort. We are also investing in expanding our social media reach to drive brand engagement, and are planning consumer-facing events designed to bring the Playboy brand to life. Subscriptions and sponsorships represent net new revenue lines for the Company, and we believe these initiatives, together with the integration of licensing and sponsorship opportunities, will support commercial growth and our ability to expand into new licensing verticals and brand categories over time.

We expect our licensing business in China to continue to represent a material part of our overall business. Our licensing revenues from China as a percentage of our total revenues were 14% and 11% for the three months ended September 30, 2026 and 2025, respectively, and 11% for each of the nine months ended September 30, 2026 and 2025.
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

Recent Trade Developments
We continue to monitor ongoing changes in U.S. trade policies, including increasing tariffs on imports, in some cases significantly, and changes to existing international trade agreements. These actions have prompted retaliatory tariffs and other measures by a number of countries. Starting in the second quarter of 2025, the U.S. and certain other countries have taken actions to modify the timing, rates and/or other aspects of certain of these tariffs. However, some of the new tariffs remain in effect, including tariffs between the U.S. and China, where we source the manufacturing of our Honey Birdette products and where many of our licensees source their products. While the impact of such trade policies on our business remains uncertain, we continue to closely monitor such matters and potential impacts, including increased production costs and higher pricing to our customers, either of which could negatively affect our business, results of operations and financial condition. Certain of these tariffs were imposed under the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court issued a decision that the tariffs imposed under IEEPA were not authorized under such statute, and U.S. Customs and Border Protection has since established a process for claiming refunds of tariffs paid under IEEPA. In the second quarter of 2026, we recognized a determinable claim for $1.1 million of such refunds as a reduction of cost of sales, substantially all of which was collected in July 2026. We have also submitted claims for additional IEEPA tariffs paid. Such additional claims remain subject to ongoing legal, regulatory, and administrative developments, and the timing, amount, and availability of any further refunds remain uncertain. Accordingly, we have not recognized any additional receivable or reduction of cost of sales relating to such claims because realization is not assured.
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

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of the business are revenues, salaries and benefits, and selling and administrative expenses. To help assess performance with these key indicators, we use Adjusted EBITDA as a financial measure not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe this non-GAAP measure provides useful information to investors and expanded insight to measure revenue and cost performance as a supplement to the GAAP consolidated financial statements. See the “EBITDA and Adjusted EBITDA” section below for reconciliations of Adjusted EBITDA to net income (loss), the closest GAAP measure.

Components of Results of Operations
Revenues
We generate revenue from sales of consumer products sold through our Honey Birdette retail stores or online directly to customers, trademark licenses for third-party consumer products and online and location-based entertainment businesses, and licensing the operation of our digital subscriptions and content businesses, which were previously owned and operated by us, to Byborg pursuant to the LMA. We also generate revenue from sales of Playboy magazine and related subscriptions and, beginning in 2026, from paid voting contests under collaborative arrangements.

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

Licensing
We license trademarks under multi-year arrangements to consumer products and online and location-based entertainment businesses. Typically, the initial contract term ranges from one to 15 years. Renewals are separately negotiated through amendments. Under these arrangements, we generally receive an annual non-refundable minimum guarantee that is recoupable against a sales-based royalty generated during the license year. Earned royalties received in excess of the minimum guarantee (“Excess Royalties”) are typically payable quarterly. We recognize revenue for the total minimum guarantee specified in the agreement on a straight-line basis over the term of the agreement and recognize Excess Royalties only when the annual minimum guarantee is exceeded. Generally, Excess Royalties are recognized when they are earned. In the event that the collection of any royalty becomes materially uncertain or unlikely, we recognize revenue from our licensees up to the cash we have received. We also license the operation of our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses, which were previously owned and operated by us, to Byborg pursuant to the LMA.
Cost of Sales
Cost of sales primarily consists of merchandise costs, warehousing and fulfillment costs, agency and commission fees, website expenses, marketplace traffic acquisition costs, transition expenses per the transition services agreement with Byborg (the “TSA”) (commencing January 1, 2025 through June 30, 2025), credit card processing fees, personnel costs, costs associated with branding activities, including the magazine, net of brand expense reimbursement pursuant to the terms of a Brand Support Services Agreement with UTG (the “BSSA”), customer shipping and handling expenses, fulfillment activity costs and freight-in expenses.
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
Impairments
Impairments consist of impairment charges recognized during the 2025 periods on our artwork held for sale and on right-of-use assets related to our corporate leases.

Other Operating Income (Expense), Net
Other operating income (expense), net consists primarily of gains and losses on the disposal of assets and other miscellaneous items.
Nonoperating (Expense) Income
Interest Expense, Net
Interest expense, net consists of interest on our long-term debt and the amortization of deferred financing costs and debt premium/discount.
Other Income (Expense), Net
Other income (expense), net consists primarily of other miscellaneous nonoperating items, such as nonrecurring transaction fees, foreign exchange realized and unrealized transaction gains or losses, early termination gains, bank charges and interest income.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Net revenues	$31,714	$28,994	$2,720	9%
Costs and expenses:
Cost of sales	(7,411)	(6,954)	(457)	7%
Selling and administrative expenses	(21,164)	(20,434)	(730)	4%
Impairments	—	(245)	245	(100)%
Other operating income (expense), net	864	5	859	over 500%
Total operating expenses	(27,711)	(27,628)	(83)	—%
Operating income	4,003	1,366	2,637	193%
Nonoperating (expense) income:
Interest expense, net	(2,565)	(1,926)	(639)	33%
Other income, net	628	460	168	37%
Total nonoperating expense	(1,937)	(1,466)	(471)	32%
Income (loss) before income taxes	2,066	(100)	2,166	*
(Expense) benefit from income taxes	(202)	560	(762)	*
Net income	$1,864	$460	$1,404	305%
_________________ * Not meaningful.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2026	2025
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(23)	(24)
Selling and administrative expenses	(67)	(70)
Impairments	—	(1)
Other operating income (expense), net	3	—
Total operating expenses	(87)	(95)
Operating income	13	5
Nonoperating (expense) income:
Interest expense, net	(8)	(7)
Other income, net	2	2
Total nonoperating expense	(6)	(5)
Income (loss) before income taxes	7	—
(Expense) benefit from income taxes	(1)	2
Net income	6	2

Net Revenues
The following table sets forth net revenues by reportable segment (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Direct-to-consumer	$18,368	$16,388	$1,980	12%
Licensing	12,635	11,995	640	5%
Corporate	458	98	360	367%
All Other	253	513	(260)	(51)%
Total	$31,714	$28,994	$2,720	9%
Direct-to-Consumer

The increase in direct-to-consumer net revenues, compared to the prior year comparative period, was primarily driven by continued strong performance of Honey Birdette products, reflecting full price sales, particularly e-commerce sales in the United States, and retail sales in Australia.

Licensing

The increase in licensing net revenues, compared to the prior year comparative period, was primarily due to $1.2 million of higher royalty revenues from our licensing business in China, Hong Kong and Macau, driven by three new licensing agreements in China, partially offset by lower royalty revenues from other licensees in the rest of the world, driven largely by licensee audit payments in the prior year comparative period that did not recur in the current period.
Corporate
The increase in corporate revenues for the three months ended September 30, 2026, as compared to the prior year comparative period, was primarily driven by $0.2 million of revenue from paid voting contests pursuant to a collaborative arrangement and sales of the summer and fall 2026 issues of Playboy magazine.
All Other
The decrease in all other net revenues, compared to the prior year comparative period, was primarily due to lower amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Cost of Sales and Gross Margin
The following table sets forth cost of sales and gross margin by reportable segment (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Cost of sales:
Direct-to-consumer	$(6,952)	$(6,428)	$(524)	8%
Licensing	(459)	(525)	66	(13)%
Corporate	—	—	—	—%
All Other	—	(1)	1	(100)%
Total	$(7,411)	$(6,954)	$(457)	7%

Direct-to-consumer gross profit	$11,416	$9,960	$1,456	15%
Direct-to-consumer gross margin	62%	61%

Licensing gross profit	$12,176	$11,470	$706	6%
Licensing gross margin	96%	96%

Corporate gross profit	$458	$98	$360	367%
Corporate gross margin	100%	100%

All Other gross profit	$253	$512	$(259)	(51)%
All Other gross margin	100%	100%

Total gross profit	$24,303	$22,040	$2,263	10%
Total gross margin	77%	76%
Direct-to-Consumer
The increase in direct-to-consumer cost of sales, compared to the prior year comparative period, was primarily due to a $0.2 million increase in Honey Birdette’s product, shipping and fulfillment costs driven by higher revenues and $0.2 million of inventory reserve reversal in the prior year comparative period that did not recur in the current period. The increase in gross profit and gross margin reflects continued revenue growth outpacing the increase in product, shipping and fulfillment costs.
Licensing
The decrease in licensing cost of sales, compared to the prior year comparative period, was primarily due to a $0.1 million reduction in licensing commissions expenses. Licensing gross margin remained consistent at 96%.
Corporate
Corporate cost of sales for the three months ended September 30, 2026, which primarily related to the summer and fall 2026 issues of Playboy magazine and our revamped magazine subscription model launched in the second quarter of 2026, was fully offset by $1.3 million of brand expense reimbursement applied against the cost of sales, representing a portion of the $4.0 million advance received from UTG under the BSSA. As a result, corporate gross margin was 100% for the three months ended September 30, 2026. In the prior year comparative period, corporate revenues related primarily to payments from sales of access to our iPlayboy archives and carried a de minimis cost of sales.
All Other
All other costs of sales for the three months ended September 30, 2026 and 2025 were immaterial, as our digital subscriptions and content operations were licensed to Byborg pursuant to the LMA, effective as of January 1, 2025.

Selling and Administrative Expenses
The increase in selling and administrative expenses for the three months ended September 30, 2026, as compared to the prior year comparative period, was primarily due to higher payroll and payroll-related expenses of $1.1 million, including severance, and higher stock-based compensation expense of $1.1 million due to new grants made in 2026, partially offset by a $1.7 million decrease in legal expenses for ongoing litigations.
Impairments
The decrease in impairments for the three months ended September 30, 2026, as compared to the prior year comparative period, was due to the non-recurrence of $0.2 million of impairment charges on our artwork held for sale recognized in the third quarter of 2025.
Other Operating Income (Expense), Net
The increase in other operating income (expense), net for the three months ended September 30, 2026, as compared to the prior year comparative period, was primarily due to a $0.9 million release of a U.S. sales tax reserve recognized in the third quarter of 2026.
Nonoperating (Expense) Income
Interest Expense, Net
The increase in interest expense, net for the three months ended September 30, 2026, as compared to the prior year comparative period, was primarily due to $0.9 million of lower amortization of debt premium, net, and $0.4 million of interest expense accreted on our liability under the stock repurchase agreement with certain sellers, all of whom are affiliates of Fortress Investment Group (the “Repurchase Agreement”), partially offset by $0.6 million of lower interest expense on our borrowings, reflecting senior secured debt repaid with proceeds from the New China JV transaction.
Other Income, Net
The increase in other income, net for the three months ended September 30, 2026, as compared to the prior year comparative period, was primarily due to higher net unrealized gains related to foreign currency transactions.
(Expense) Benefit from Income Taxes
The change from benefit from income taxes to tax expense for the three months ended September 30, 2026, compared to the prior year comparative period, was primarily driven by the tax impact from pretax book loss to pretax book income and the change in valuation allowance due to the reduction in net indefinite-lived deferred tax liabilities in the three months ended September 30, 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes key components of our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net revenues	$93,168	$86,017	$7,151	8%
Costs and expenses:
Cost of sales	(25,351)	(25,746)	395	(2)%
Selling and administrative expenses	(64,154)	(68,197)	4,043	(6)%
Impairments	—	(2,087)	2,087	(100)%
Other operating income (expense), net	1,674	(764)	2,438	*
Total operating expenses	(87,831)	(96,794)	8,963	(9)%
Operating income (loss)	5,337	(10,777)	16,114	*
Nonoperating (expense) income:
Interest expense, net	(7,282)	(5,721)	(1,561)	27%
Other income, net	2,155	1,662	493	30%
Total nonoperating expense	(5,127)	(4,059)	(1,068)	26%
Income (loss) before income taxes	210	(14,836)	15,046	*
Expense from income taxes	(2,111)	(1,424)	(687)	48%
Net loss	(1,901)	(16,260)	14,359	(88)%
________________ * Not meaningful.
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Net revenues	100%	100%
Costs and expenses:
Cost of sales	(27)	(30)
Selling and administrative expenses	(69)	(79)
Impairments	—	(2)
Other operating income (expense), net	2	(1)
Total operating expenses	(94)	(112)
Operating income (loss)	6	(12)
Nonoperating (expense) income:
Interest expense, net	(8)	(7)
Other income, net	2	2
Total nonoperating expense	(6)	(5)
Income (loss) before income taxes	—	(17)
Expense from income taxes	(2)	(2)
Net loss	(2)	(19)

Net Revenues
The following table sets forth net revenues by reportable segment (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Direct-to-consumer	$56,702	$49,212	$7,490	15%
Licensing	34,736	34,378	358	1%
Corporate	903	480	423	88%
All Other	827	1,947	(1,120)	(58)%
Total	$93,168	$86,017	$7,151	8%
Direct-to-Consumer

The increase in direct-to-consumer net revenues, compared to the prior year comparative period, was primarily due to continued strong performance of full price Honey Birdette products, particularly e-commerce sales in the United States and United Kingdom, as well as retail sales in Australia.
Licensing

The increase in licensing net revenues, compared to the prior year comparative period, was primarily due to $0.9 million of higher royalty revenues from our licensing business in China, Hong Kong and Macau, driven by three new licensing agreements in China in the third quarter of 2026, partially offset by lower royalty revenues from other licensees in the rest of the world, driven largely by licensee audit payments in the prior year comparative period that did not recur in the current period, as well as the expiration of a small number of licensing agreements.
Corporate
Corporate revenues for the nine months ended September 30, 2026 increased $0.4 million compared to the prior year comparative period. The composition shifted toward magazine sales and subscriptions, with the release of the spring 2026 issue of Playboy magazine in April 2026, the summer 2026 issue in July 2026 and the fall 2026 issue in September 2026, and away from sponsorship events that occurred in the prior year comparative period, as a result of changes in brand strategy. Corporate revenues for the nine months ended September 30, 2026 also included $0.2 million of revenue from paid voting contests in the third quarter of 2026 pursuant to a collaborative arrangement.
All Other
The decrease in all other net revenues, compared to the prior year comparative period, was primarily due to lower amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Cost of Sales and Gross Margin
The following table sets forth cost of sales and gross margin by reportable segment (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Cost of sales:
Direct-to-consumer	$(21,813)	$(20,170)	$(1,643)	8%
Licensing	(2,425)	(3,624)	1,199	(33)%
Corporate	(1,113)	—	(1,113)	*
All Other	—	(1,952)	1,952	(100)%
Total	$(25,351)	$(25,746)	$395	(2)%

Direct-to-consumer gross profit	$34,889	$29,042	$5,847	20%
Direct-to-consumer gross margin	62%	59%

Licensing gross profit	$32,311	$30,754	$1,557	5%
Licensing gross margin	93%	89%

Corporate gross profit	$(210)	$480	$(690)	*
Corporate gross margin	(23)%	100%

All Other gross profit	$827	$(5)	$832	*
All Other gross margin	100%	—%

Total gross profit	$67,817	$60,271	$7,546	13%
Total gross margin	73%	70%
_________________ * Not meaningful.
Direct-to-Consumer
The increase in direct-to-consumer cost of sales, compared to the prior year comparative period, was primarily due to $1.6 million of higher Honey Birdette product, shipping and fulfillment costs associated with Honey Birdette’s revenue growth and a $1.2 million increase in inventory reserves and related write-offs (of which approximately $0.7 million was recognized in the first quarter of 2026) as Honey Birdette increased its inventory balance in preparation for revenue growth, partially offset by $1.1 million of tariff refunds recognized in the second quarter of 2026. Gross margin improved to 62%, as higher full price product sales outpaced the increase in inventory reserves.
Licensing
The decrease in licensing cost of sales and corresponding increase in gross margin, compared to the prior year comparative period, was primarily due to the non-recurrence of a one-time $2.4 million commission settlement recognized in the second quarter of 2025, partially offset by a $0.9 million commission payment and a $0.3 million agency-termination payment to our former China licensing agent recognized in the first quarter of 2026.
Corporate
The increase in corporate cost of sales and the corresponding decrease in gross margin, compared to the prior year comparative period, primarily related to the spring, summer and fall 2026 issues of Playboy magazine and implementation of a revamped magazine subscription model launched in the second quarter of 2026. As the magazine is in an early relaunch phase, its production costs currently exceed its revenues, resulting in a negative gross margin. Corporate cost of sales for the nine months ended September 30, 2026 was partially offset by $2.6 million of brand expense reimbursement applied against cost of sales during the nine months ended September 30, 2026, representing a portion of the $4.0 million advance received from UTG under the BSSA.

All Other
The decrease in all other cost of sales, compared to the comparable prior year period, was primarily related to the licensing of our digital subscriptions and content operations to Byborg pursuant to the LMA, effective as of January 1, 2025, and the inclusion of transition expenses incurred pursuant to the TSA during the nine months ended September 30, 2025, which did not recur in 2026.
Selling and Administrative Expenses
The decrease in selling and administrative expenses for the nine months ended September 30, 2026, compared to the prior year comparative period, was primarily due to lower payroll and payroll-related expenses of $4.6 million, including severance, mainly due to the transition of our digital operations into a licensing model during the prior year comparative period, lower professional and other outside services of $1.1 million, lower China operating costs of $1.4 million, excluding legal costs, and lower legal expenses of $2.2 million, partially offset by $2.9 million of transaction expenses related to the formation of the New China JV and a $2.4 million increase in stock-based compensation expense due to new grant issuances in 2026.
Impairments
The decrease in impairments for the nine months ended September 30, 2026, as compared to the prior year comparative period, was primarily due to the non-recurrence of prior-year impairment charges recognized on our artwork held for sale of $0.5 million and on our right-of-use assets related to our corporate leases of $1.5 million.
Other Operating Income (Expense), Net
The change from other operating expense, net in the prior year comparative period to other operating income, net was primarily due to a $0.9 million release of an aged value-added tax (VAT) provision recognized in the first quarter of 2026, a $0.9 million release of a U.S. sales tax reserve recognized in the third quarter of 2026 and $0.7 million of lower net losses on the disposal and write-off of certain fixed assets for the nine months ended September 30, 2026. Other operating expense, net in the prior year comparative period was attributable to the write-off of certain property and equipment items in the second quarter of 2025 in connection with our decision to sublease certain of our office space and a loss on the sale of certain artwork in the first quarter of 2025.
Nonoperating (Expense) Income
Interest Expense, Net
The increase in interest expense, net for the nine months ended September 30, 2026, as compared to the prior year comparative period, was primarily due to $2.5 million of lower amortization of debt premium and discount, net, and $0.4 million of interest expense accreted on our liability under the Repurchase Agreement, partially offset by $1.4 million of lower interest expense on our senior secured debt, reflecting senior secured debt repaid with proceeds from the New China JV transaction.
Other Income, Net
The increase in other income, net for the nine months ended September 30, 2026, as compared to the prior year comparative period, was primarily due to $0.5 million we received to vacate a leased store space early in the first quarter of 2026 and higher net gains on foreign currency transactions.
Expense from Income Taxes
The increase in expense from income taxes for the nine months ended September 30, 2026, as compared to the prior year comparative period, was primarily driven by the change in valuation allowance due to a reduction in net indefinite-lived deferred tax liabilities in the nine months ended September 30, 2026.

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
In addition to adjusting for non-cash stock-based compensation, non-cash charges for the fair value remeasurements of certain liabilities, non-recurring non-cash impairments and asset write-downs, we typically adjust for certain other items, such as nonrecurring special projects, including related consulting expenses, transition expenses, settlements, nonrecurring gain or loss on the sale of assets, expenses associated with financing activities, and reorganization and severance expenses that result from the elimination or rightsizing of specific business activities or operations.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. Investors should review the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,864	$460	$(1,901)	$(16,260)
Adjusted for:
Interest expense, net	2,565	1,926	7,282	5,721
Expense (benefit) from income taxes	202	(560)	2,111	1,424
Depreciation and amortization	729	747	2,381	2,329
EBITDA	5,360	2,573	9,873	(6,786)
Adjusted for:
Stock-based compensation	2,210	1,149	5,878	3,502
Transaction expenses	—	—	3,364	—
Licensing commissions settlement	—	—	—	2,400
Transition expenses	—	—	—	5,000
Severance	77	116	148	2,709
Impairments	—	245	—	2,087
Adjustments	277	(18)	644	1,001
Adjusted EBITDA	$7,924	$4,065	$19,907	$9,913

•Transaction expenses for the nine months ended September 30, 2026 represent $2.9 million related to the formation of the New China JV, termination expenses of $0.3 million related to our former China joint venture arrangements, and expenses related to the A&R Sixth Amendment, A&R Seventh Amendment and A&R Eighth Amendment (each as defined below).

•Licensing commissions settlement for the nine months ended September 30, 2025 represents a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent, which was paid by the end of 2025.

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
•Impairments for the three months ended September 30, 2025 related to impairment charges on our artwork held for sale and did not recur in the third quarter of 2026.
•Impairments for the nine months ended September 30, 2025 related to impairment charges on our artwork held for sale and our right-of-use assets related to our corporate leases and did not recur in 2026.
•Adjustments for the three and nine months ended September 30, 2026 and 2025 were primarily related to losses on asset disposals and the non-cash fair value change related to the remeasurement of a contingent consideration liability for our 2021 acquisition of GlowUp Digital Inc., which was settled in the third quarter of 2026, loss on the sale of artwork (2025 comparative year-to-date period only), contract asset write-downs, consulting, advisory and other costs relating to corporate transactions, and other miscellaneous items.

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
Because of the limitations described above, adjusted operating income (loss) should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted operating income (loss) on a supplemental basis. Investors should review the reconciliation of operating income (loss) to adjusted operating income (loss) below and not rely on any single financial measure to evaluate our business.

Comparison of the Three Months Ended September 30, 2026 and 2025
The following table reconciles Operating Income (Loss) to Adjusted Operating Income (Loss) by reportable segment (in thousands):

	Three Months Ended September 30, 2026
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating income (loss)	$656	$10,874	$(7,780)	$253	$4,003
Adjusted for:
Depreciation and amortization	606	—	123	—	729
Severance	44	—	33	—	77
Stock-based compensation	—	—	2,210	—	2,210
Adjustments	991	198	(912)	—	277
Adjusted operating income (loss)	$2,297	$11,072	$(6,326)	$253	$7,296

	Three Months Ended September 30, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(221)	$7,705	$(6,630)	$512	$1,366
Adjusted for:
Depreciation and amortization	600	—	147	—	747
Severance	23	147	(54)	—	116
Stock-based compensation	—	—	1,149	—	1,149
Impairments	—	—	245	—	245
Adjustments	846	—	(864)	—	(18)
Adjusted operating income (loss)	$1,248	$7,852	$(6,007)	$512	$3,605
Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for descriptions of the adjustments to reconcile net income (loss) to Adjusted EBITDA, certain of which adjustments are listed in the table above and the descriptions used for the reconciliation of net income (loss) to Adjusted EBITDA are also applicable for the table above.
Direct-to-Consumer

Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Direct-to-Consumer segment from 2025 to 2026.

Operating Income (Loss): The change from operating loss to operating income, compared to the prior year comparative period, was primarily due to a $1.5 million increase in gross profit driven by Honey Birdette’s revenue growth and a $0.9 million non-recurring release of a U.S. sales tax reserve, partly offset by a $1.4 million increase in selling and administrative expenses related to the segment, primarily payroll and sales and marketing costs.
Adjusted Operating Income: The increase in adjusted operating income, compared to the prior year comparative period, was primarily due to the change in operating income (loss) discussed above. “Adjustments” for the three months ended September 30, 2026 and 2025 relate to intercompany expense allocations from our corporate segment to our direct-to-consumer segment, which eliminate in consolidation.
Licensing
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Licensing segment from 2025 to 2026.

Operating Income: The increase in operating income, compared to the prior year comparative period, was primarily due to lower selling and administrative expenses of $2.5 million, primarily driven by $1.9 million of lower legal costs and $0.4 million of lower China licensing operating costs (staffing and general and administrative expenses), and a $0.7 million increase in licensing gross profit, driven by higher royalty revenues from our licensing business in China, Hong Kong and Macau as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”.
Adjusted Operating Income: The increase in adjusted operating income, compared to the prior year comparative period, was primarily due to the increase in operating income discussed above.
Corporate
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes from 2025 to 2026 in net revenues and gross profit classified as Corporate.
Operating Loss: The increase in operating loss, compared to the prior year comparative period, was primarily due to a $1.1 million increase in stock-based compensation due to new grant issuances and $0.8 million of higher payroll and payroll-related expenses, partially offset by higher corporate revenues of $0.4 million and the non-recurrence of $0.2 million of impairment charges on our artwork held for sale recognized in the third quarter of 2025.
Adjusted Operating Loss: The increase in adjusted operating loss, compared to the prior year comparative period, was primarily due to the change in operating loss discussed above. “Adjustments” for the three months ended September 30, 2026 and 2025 primarily relate to intercompany expense allocations from our corporate segment to our direct-to-consumer segment, which eliminate in consolidation.
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

Adjusted Operating Income: The decrease in adjusted operating income, compared to the prior year comparative period, was due to the decrease in operating income discussed above.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table reconciles Operating Income (Loss) to Adjusted Operating Income (Loss) by reportable segment (in thousands):

	Nine Months Ended September 30, 2026
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating income (loss)	$2,238	$28,348	$(26,076)	$827	$5,337
Adjusted for:
Depreciation and amortization	1,987	—	394	—	2,381
Transaction expenses	—	—	3,364	—	3,364
Severance	97	—	51	—	148
Stock-based compensation	—	—	5,878	—	5,878
Adjustments	3,557	578	(3,491)	—	644
Adjusted operating income (loss)	$7,879	$28,926	$(19,880)	$827	$17,752

	Nine Months Ended September 30, 2025
	Direct-to-Consumer	Licensing	Corporate	All Other	Total
Operating (loss) income	$(1,501)	$22,214	$(26,916)	$(4,574)	$(10,777)
Adjusted for:
Depreciation and amortization	1,765	—	564	—	2,329
Licensing commissions settlement	—	2,400	—	—	2,400
Transition expenses	—	—	—	5,000	5,000
Severance	75	147	1,299	1,188	2,709
Stock-based compensation	—	—	3,502	—	3,502
Impairments	—	—	2,087	—	2,087
Adjustments	2,674	—	(1,673)	—	1,001
Adjusted operating income (loss)	$3,013	$24,761	$(21,137)	$1,614	$8,251
Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for descriptions of the adjustments to reconcile net income (loss) to Adjusted EBITDA, certain of which adjustments are listed in the table above and the descriptions used for the reconciliation of net income (loss) to Adjusted EBITDA are also applicable for the table above.
Direct-to-Consumer

Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Direct-to-Consumer segment from 2025 to 2026.

Operating Income (Loss): Operating income improved by $3.7 million, from an operating loss of $1.5 million in the prior year comparative period, to operating income of $2.2 million, primarily due to a $5.8 million increase in gross profit, reflecting strong sales of full price Honey Birdette products and improved gross margin, and $1.7 million of releases of an aged VAT provision and a U.S. sales tax reserve, partially offset by a $3.8 million increase in selling and administrative expenses related to the segment, primarily payroll, sales and marketing and store operating costs.
Adjusted Operating Income: The increase in adjusted operating income, compared to the prior year comparative period, was primarily due to the change in operating income (loss) discussed above. “Adjustments” for the nine months ended September 30, 2026 and 2025 primarily relate to intercompany expense allocations from our corporate segment to our direct-to-consumer segment, which eliminate in consolidation.

Licensing
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit in our Licensing segment from 2025 to 2026.

Operating Income: The increase in operating income, compared to the prior year comparative period, was primarily due to a $1.6 million increase in licensing gross profit, reflecting lower licensing commission expense in cost of sales following the formation of the New China JV (the prior year comparative period included a one-time $2.4 million commission settlement) and higher royalty revenues from our licensing business in China, Hong Kong and Macau, and a $4.6 million decrease in selling and administrative expenses allocated to the segment. The lower selling and administrative expenses were primarily attributable to $2.7 million of lower legal costs and $1.4 million of lower China operating costs, excluding legal costs, following the formation of the New China JV.

Adjusted Operating Income: The increase in adjusted operating income, compared to the prior year comparative period, was primarily due to the increase in operating income discussed above. “Adjustments” for the nine months ended September 30, 2026 primarily related to a $0.3 million agency-termination payment to our former China licensing agent in the first quarter of 2026 and contract asset write-downs. Additional adjustments to licensing operating income for the nine months ended September 30, 2025 primarily related to a one-time settlement amount of $2.4 million to pay current and future commissions to a licensing agent, which was paid in full by the end of 2025.
Corporate
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes in net revenues and gross profit for Corporate from 2025 to 2026.
Operating Loss: The decrease in corporate operating loss, compared to the prior year comparative period, was primarily due to the non-recurrence of $2.1 million of prior-year impairment charges and $0.8 million of prior-year asset-disposal losses, and lower selling and administrative expenses, including lower severance and payroll related expenses of $1.2 million, and lower professional and outside services of $0.7 million, as well as higher corporate revenues of $0.4 million, $0.4 million of higher intercompany cost allocations to other segments, which eliminate in consolidation, and a $0.8 million release of a sales and use tax reserve recognized in the second quarter of 2026. These improvements were partially offset by $2.9 million of transaction expenses recognized in the nine months ended September 30, 2026 related to the formation of the New China JV, a $2.4 million increase in stock-based compensation from new grants, $0.7 million of higher legal costs, and a $1.1 million increase in cost of sales related to the spring, summer and fall 2026 issues of Playboy magazine and a revamped magazine subscription model launched in the second quarter of 2026 (net of a $2.6 million brand-expense reimbursement from UTG applied against cost of sales under the BSSA).
Adjusted Operating Loss: The decrease in adjusted operating loss, compared to the prior year comparative period, was primarily due to a $0.8 million release of a sales and use tax reserve recognized in the second quarter of 2026, lower professional and outside services of $0.7 million and higher corporate revenues of $0.4 million, partly offset by a $1.1 million increase in cost of sales related to the spring, summer and fall 2026 issues of Playboy magazine and a revamped magazine subscription model launched in the second quarter of 2026 (net of a $2.6 million brand-expense reimbursement from UTG applied against cost of sales under the BSSA) and $0.7 million of higher legal costs. “Adjustments” for the nine months ended September 30, 2026 and 2025 primarily relate to intercompany expense allocations from our corporate segment to our direct-to-consumer segment, which eliminate in consolidation.
All Other
Net Revenues and Gross Margin: Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of changes from 2025 to 2026 in net revenues and gross profit classified as All Other.

Operating Income (Loss): The change from operating loss in the prior year comparative period to operating income was due to the transition of our digital operations into a licensing model pursuant to the LMA and inclusion of related severance costs as well as $5.0 million of transition expenses pursuant to the TSA in the prior year comparative period, partly offset by lower amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Adjusted Operating Income: The decrease in adjusted operating income, compared to the prior year comparative period, was due to lower amortization of deferred revenue balances that existed as of December 31, 2024 (prior to the LMA effective date of January 1, 2025) that pertain to our previously reported digital subscriptions and content operations.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of liquidity are cash generated from operating activities, which primarily includes cash derived from revenue generating activities, from financing activities, including proceeds from our issuance of debt, and proceeds from stock offerings (as described further below), and from investing activities. As of September 30, 2026, our principal source of liquidity was cash in the amount of $29.7 million, which is primarily held in operating and deposit accounts.
During the three months ended September 30, 2026, we sold shares of our common stock pursuant to our previously registered and announced at-the-market (“ATM”) offering, selling a total of 281,789 shares for net proceeds of $0.2 million. During the nine months ended September 30, 2026, we sold 3,666,783 shares of our common stock under the ATM for net proceeds of $5.5 million. As of September 30, 2026, we had $194.1 million of remaining capacity under the ATM.
Pursuant to the LMA entered into in December 2024, Byborg agreed to operate our Playboy Plus, Playboy TV (online and linear) and Playboy Club digital businesses and to license the right to use certain Playboy trademarks and other intellectual property for related businesses and certain other categories. Pursuant to the LMA, Byborg was also granted exclusive rights to use Playboy trademarks for certain new adult content services and digital products to be developed. The LMA has an initial term of 15 years, with the operations and license rights pursuant to the LMA commencing as of January 1, 2025, and the possibility for up to nine renewal terms of 10 years each, subject to the terms and conditions set forth in the LMA. Pursuant to the LMA, starting in 2025, we began receiving minimum guaranteed royalties of $20.0 million per year of the term, which royalties are paid in installments during each year of the LMA’s term. In addition, Byborg prepaid the minimum guaranteed amount for the second half of year 15 of the initial term of the LMA. We are also entitled to receive Excess Royalties from the businesses licensed and operated by Byborg, on the terms and conditions set forth in the LMA.
In connection with the New China JV, UTG paid us $15.0 million at the New China JV Initial Closing and is obligated to pay $15.0 million at each of the second and third closings, on or before January 4, 2027 and January 4, 2028, respectively. Such Purchase Price proceeds are required to be applied as mandatory prepayments of our A&R Term Loans (see “Debt” below) and, therefore, will not be available to fund our operations. We are also entitled to minimum distributions from the New China JV totaling $67.0 million through 2033, of which $10.0 million related to 2026 have been paid and $57.0 million remains to be paid, including $9.0 million in 2027. We expect to deconsolidate the New China JV upon the third closing. For additional information, refer to Note 9, Variable Interest Entity, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On November 2, 2026, Playboy MB JV LLC (the “Buyer”), a Delaware limited liability company and an indirect, wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “PSA”) with Freehand Indian Creek LLC (the “Seller”). Pursuant to the PSA, the Buyer has agreed to acquire from the Seller (the “Acquisition”) property currently operated as a hotel in Miami Beach, Florida (the “Property”). The Company intends to redevelop the Property as a member-only private club.
The purchase price for the Property is $12.5 million, subject to customary prorations and adjustments (the “Acquisition Price”). Pursuant to the PSA, the Buyer delivered a deposit of $1.25 million (the “Deposit”) upon execution of the PSA, and the balance of the Acquisition Price is payable at closing of the Acquisition. The Deposit will be credited against the Acquisition Price at closing. While we have committed to using a total of approximately $5 million of cash from our balance sheet in connection with the Acquisition, we expect to recoup it from the sale of memberships to the member-only private club in the future.
Since going public in 2021, we have incurred significant operating and net losses. However, during the three and nine months ended September 30, 2026, our business performance continued to improve and we generated operating income of $4.0 million and $5.3 million, respectively. We continue to expect our capital expenditures and working capital requirements in 2026 to be largely consistent with 2025.
Although consequences of ongoing macroeconomic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors, such as those discussed above, we believe our existing sources of liquidity will be sufficient to meet our obligations as they become due under the A&R Credit Agreement (as defined below) and our other obligations for at least one year following the date of the filing of this Quarterly Report on Form 10-Q. We may seek additional equity or debt financing in the future to satisfy capital requirements, respond to adverse changes in our circumstances or unforeseen events, or fund growth opportunities. However, in the event that additional financing is required from third-party sources, we may not be able to raise it on acceptable terms or at all.

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
On November 10, 2025, we entered into Amendment No. 6 to the A&R Credit Agreement (the “A&R Sixth Amendment”). The A&R Sixth Amendment, among other things, (i) extended the maturity of the A&R Credit Agreement to May 25, 2028, (ii) provided that the cash interest rate would be reduced by 0.15% or 0.50% in the event of certain prepayments of $25.0 million and $50.0 million, respectively (neither of which occurred), and (iii) provided that upon the first such prepayment made on the terms and conditions set forth in the A&R Sixth Amendment, the total net leverage ratio would be set at 9.00:1.00 for the quarter ending June 30, 2026, and step down over time until the ratio reaches 7.25:1.00 for the quarter ending December 31, 2027 and any subsequent quarter. The other terms of the A&R Credit Agreement prior to the A&R Sixth Amendment remained substantively unchanged.

On February 9, 2026, we entered into Amendment No. 7 to the A&R Credit Agreement (“A&R Seventh Amendment”) to, substantially concurrently with the New China JV Initial Closing, amend the terms of the A&R Credit Agreement, to, among other things: (i) permit the New China JV transactions, (ii) permit the contribution of certain intellectual property from us to the New China JV at the second closing pursuant to the Purchase Agreement, and (iii) provide for additional representations, covenants, and mandatory prepayments related to the New China JV transaction (including the entire $45.0 million purchase price under the Purchase Agreement and an additional $6.7 million directly from us). Of such mandatory prepayments, $15.0 million was paid at the New China JV Initial Closing, and $18.333 million that is required to be paid to our lenders upon the second New China JV closing, which is to occur on or before January 4, 2027, is classified as long-term debt, current portion, as of September 30, 2026.
We performed an assessment of the A&R Seventh Amendment, on a lender-by-lender basis, and accounted for the transaction as a debt modification. As a result of the A&R Seventh Amendment, fees of $0.3 million were expensed as incurred and recorded in other income, net in our condensed consolidated statement of operations for the nine months ended September 30, 2026. Fees of $0.2 million paid to or on behalf of the lenders in connection with the A&R Seventh Amendment were recorded as a reduction of the unamortized debt premium and are being amortized as an adjustment to interest expense over the remaining term of the A&R Term Loans (as defined below).
Concurrently with the Repurchase Agreement, defined and described in Note 10, Stockholders’ Equity, we entered into Amendment No. 8 to the A&R Credit Agreement (the “A&R Eighth Amendment”) to obtain lender consent for the Repurchase Agreement and related backstop transactions. Refer to Note 17, Related Party Transactions, for additional details. The A&R Eighth Amendment did not modify the pricing, maturity, or financial covenants of the A&R Credit Agreement. Costs incurred in connection with the A&R Eighth Amendment were immaterial.
The stated interest rate of each of Tranche A and Tranche B of the term loans under the A&R Credit Agreement (the “A&R Term Loans”) as of September 30, 2026 was 10.42%. The stated interest rate of each of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 10.08%. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of September 30, 2026 was 2.93% and 5.74%, respectively. The effective interest rate of Tranche A and Tranche B of the A&R Term Loans as of December 31, 2025 was 3.88% and 6.34%, respectively.
We were in compliance with applicable financial covenants under the terms of the A&R Credit Agreement and its amendments as of September 30, 2026 and December 31, 2025.
Leases
Our principal lease commitments are for office space and operations under several noncancelable operating leases with contractual terms expiring through 2037. Some of these leases contain renewal options and rent escalations. As of September 30, 2026 and December 31, 2025, our operating lease liabilities were $21.0 million and $22.2 million, respectively, with $6.6 million and $7.4 million due in the next 12 months, respectively. We also have certain finance lease obligations; however, those are not material to our liquidity or capital resources.
On August 11, 2025, through our wholly owned subsidiary, Playboy Enterprises, Inc., we entered into an operating lease (the “Lease”) with RK Rivani LLC (the “Landlord”) for approximately 20,169 square feet of office space in Miami Beach, Florida.
In the second quarter of 2026, we amended the Lease to change the lease commencement date to January 1, 2027 and the expiration date to November 30, 2037. As we did not take possession of the office space as of September 30, 2026, it is not reflected in our condensed consolidated financial statements or in the tables below. The future undiscounted fixed non-cancelable payment obligation pertaining to the Lease is approximately $25.0 million.

On May 14, 2026, we entered into a new operating lease (the “Additional Lease”) with the Landlord for the remainder of the same floor as the Lease, comprising an additional approximately 5,696 square feet, which commenced on May 1, 2026 and expires on November 30, 2037, subject to two five-year renewal options. In addition to base rent under the Additional Lease, we are responsible for operating expenses and property taxes. During the nine months ended September 30, 2026, we recognized right-of-use assets of approximately $1.6 million in exchange for the related operating lease liability. The future undiscounted lease payments under the Additional Lease are approximately $6.9 million.
For further information on our lease obligations, refer to Note 13, Commitments and Contingencies, of the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Net cash (used in) provided by:
Operating activities	$(7,525)	$(1,378)	$(6,147)
Investing activities	13,818	261	13,557
Financing activities	(14,272)	(97)	(14,175)

Cash Flows from Operating Activities
The increase in net cash used in operating activities for the nine months ended September 30, 2026, compared to the prior year comparative period, was primarily due to a $12.7 million decrease in cash flows from changes in operating assets and liabilities and a $7.8 million decrease in non-cash reconciling items, partially offset by a $14.4 million decrease in net loss.
The decrease in cash flows from changes in operating assets and liabilities was primarily driven by deferred revenues and receivables, which reduced cash flows by $11.6 million and $10.0 million, respectively. Deferred revenues decreased by $3.9 million in the nine months ended September 30, 2026, compared with an increase of $7.7 million in the prior year comparative period. The prior year comparative period included $15.0 million of billings under the LMA in advance of revenue recognition, including a $20.0 million invoice issued in July 2025. In contrast, billings in the nine months ended September 30, 2026 equaled the $15.0 million of revenue recognized. The effect of these billings was partially offset by $3.4 million of lower deferred revenue drawdowns in our other businesses, primarily China licensing. Receivables increased in the nine months ended September 30, 2026, using $7.1 million of cash, primarily reflecting billings to our China licensees in excess of collections, compared with $2.9 million of cash provided from the collection of legacy receivables in the prior year comparative period. Inventory provided $1.3 million of cash, compared with $2.1 million in the prior year comparative period, as Honey Birdette built inventory ahead of anticipated revenue growth. Reserves for slow-moving and obsolete inventory increased to $3.7 million as of September 30, 2026 from $3.3 million as of December 31, 2025.

The decrease in cash flows from changes in operating assets and liabilities was partially offset by other liabilities and accrued expenses, which provided $1.7 million of cash compared with $2.4 million used in the prior year comparative period, representing a $4.1 million increase in cash flows. The 2026 amount primarily reflected a $3.5 million increase in accrued interest, as interest on our senior debt for the third quarter of 2026 was paid in October 2026 following the change to quarterly interest payments, and $1.8 million of accrued foreign withholding taxes, partially offset by the release of $1.7 million of sales tax reserves. Cash flows from prepaid expenses and other current assets, contract assets, and accounts payable also increased by $3.4 million, $2.0 million and $1.8 million, respectively, reflecting the timing of vendor payments.

The decrease in non-cash reconciling items was primarily due to the non-recurrence of $7.2 million of capitalized paid-in-kind interest and a $2.7 million decrease in deferred income taxes. Such decrease also reflected a $2.1 million decrease in impairment charges, as the prior year comparative period included $1.5 million of impairment charges on right-of-use assets related to our corporate leases and impairment charges of $0.5 million on artwork held for sale. Such decreases were partially offset by a $2.5 million decrease in the net amortization of debt premium and issuance costs due to the A&R Seventh Amendment, as well as a $2.4 million increase in stock-based compensation expense due to new grants made in 2026.

Cash Flows from Investing Activities
The increase in net cash provided by investing activities for the nine months ended September 30, 2026, compared to the prior year comparative period, was primarily due to $15.0 million in purchase price proceeds received in connection with the initial closing of our New China JV transaction in the first quarter of 2026. The increase in net cash from investing activities was partially offset by $1.0 million of proceeds from the sale of our artwork in the prior year comparative period that did not recur in 2026.
Cash Flows from Financing Activities
The increase in net cash used in financing activities for the nine months ended September 30, 2026, compared to the prior year comparative period, was primarily due to a $15.0 million repayment of long-term debt in connection with the initial closing of the New China JV transaction. The increase in net cash used in financing activities was also due to $5.0 million of payments to repurchase shares of our common stock pursuant to the Repurchase Agreement during the nine months ended September 30, 2026 and $1.8 million of tax withholding paid in connection with vested restricted stock units in the first quarter of 2026. The increase in net cash used in financing activities was partially offset by $5.5 million of net proceeds from the issuance of shares of our common stock under the ATM and a $2.4 million noncontrolling interest capital contribution received from UTG.

Contractual Obligations

Other than the remaining $12.4 million contractual obligation under the Repurchase Agreement entered into on June 18, 2026 (see Note 10, Stockholders’ Equity, and Note 17, Related Party Transactions), of which the $5.0 million installment due on or before November 1, 2026 was satisfied by The Million S.a.r.l. subsequent to September 30, 2026 (see Note 19, Subsequent Events), and the $18.333 million mandatory prepayment of our A&R Term Loans required upon the second closing of the New China JV on or before January 4, 2027 (see “Debt” above), there were no material changes to our contractual obligations for the nine months ended September 30, 2026 from December 31, 2025, as disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 16, 2026.

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
During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2026 and December 31, 2025, we had cash of $29.7 million and $37.8 million, respectively, primarily held in interest-bearing deposit accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of September 30, 2026 and December 31, 2025, we had restricted cash of $5.2 million and $5.0 million, respectively, of which $4.1 million was held in interest-bearing deposit accounts. However, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and restricted cash and cash equivalents.
In order to maintain liquidity and fund business operations, our long-term A&R Term Loans are subject to a variable interest rate based on prime, federal funds, or the secured overnight financing rates. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of September 30, 2026, we have not entered into any such contracts.
As of September 30, 2026 and December 31, 2025, we had outstanding debt obligations of $144.9 million and $159.9 million, respectively, which accrued interest at a rate of 10.42% for Tranche A and Tranche B A&R Term Loans as of September 30, 2026. Based on the balance outstanding under our A&R Term Loans at September 30, 2026, we estimate that a 0.5% or 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $0.7 million or $1.4 million, respectively, in any given fiscal year. See also our “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly.” included in Item 1A of our Annual Report on Form 10-K filed on March 16, 2026.
Foreign Currency Risk
We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies other than the U.S. dollar, primarily the Australian dollar and Chinese renminbi. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended September 30, 2026 and 2025, we derived approximately 70% and 68%, respectively, of our revenue from international customers, out of which 47% and 44%, respectively, was denominated in foreign currency. For the nine months ended September 30, 2026 and 2025, we derived approximately 68% and 67%, respectively, of our revenue from international customers, out of which 45% and 44%, respectively, was denominated in foreign currency. We expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations (other than most international licenses) are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate in or support these markets is generally the same as the corresponding local currency. The majority of our international licenses are denominated in U.S. dollars. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. We do not have an active foreign exchange hedging program.
There are numerous factors impacting the amount by which our financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the volume of foreign currency-denominated transactions in a given period. Foreign currency transaction exposure from a 10% movement of currency exchange rates would have a material impact on our results, assuming no foreign currency hedging. For the three and nine months ended September 30, 2026, we recorded a foreign currency translation loss of $0.2 million and a foreign currency translation gain of $0.5 million, respectively, in other comprehensive income (loss), primarily reflecting the weakening of the Australian dollar against the U.S. dollar during the third quarter of 2026 and its net strengthening over the nine months ended September 30, 2026.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective.
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
Management has identified the following areas where material weaknesses in its internal control over financial reporting existed and where the Company has achieved demonstrable remediation progress:
Control Environment, Risk Assessment, and Monitoring

We continue to strengthen our entity-level controls across the control environment, risk assessment procedures, and monitoring functions. Building on the remediation efforts implemented in prior periods, we have continued to enhance our organizational structure, accountability, internal controls capabilities, and oversight mechanisms designed to prevent or detect material misstatements to our condensed consolidated financial statements. We have also continued to strengthen our risk identification, assessment, and monitoring processes and the supporting framework used to evaluate whether the components of internal control are present and function effectively.
Control Activities and Information and Communication
We continue to strengthen the design, implementation, documentation, and operation of controls in the areas for which material weaknesses were identified, including the following:

•We continue to strengthen the design, implementation, and operation of general information technology controls across program change management, user access, and segregation of duties for systems supporting our internal control processes. We also continue to enhance technology-enabled processes and the reliability of information technology-derived data used in the performance of business process and management review controls.

•We continue to enhance and mature our accounting policies, procedures, and controls across our key business processes to support timely, complete, and accurate financial accounting, reporting, and disclosures. These efforts have included further strengthening the design, documentation, and execution of business process controls and corporate-level oversight controls, including the precision of management review activities.

•We continue to enhance management review controls over complex accounting areas and disclosures, including asset impairments, revenue contracts, income tax, stock-based compensation, leases, debt amendments, and other complex accounting matters. As part of these efforts, we are evaluating and implementing opportunities to further standardize and automate the preparation, aggregation, and analysis of information used in the performance of management review controls, while maintaining appropriate management oversight and review.

•We continue to strengthen controls over the existence, accuracy, completeness, valuation and cutoff of inventory and to enhance the documentation and execution of controls in this area.
The material weaknesses described above did not result in any material misstatement of our condensed consolidated financial statements for the periods presented.
Remediation Efforts
We continue to advance our remediation program by strengthening the structural and foundational elements of our internal control over financial reporting and enhancing the design, documentation, and execution of controls across our information technology and business processes. Our efforts have increasingly focused on establishing a sustainable control environment, strengthening management review controls, and generating and retaining sufficient evidence to support management's assessment of control effectiveness.

Our ongoing internal control remediation efforts include the following:

•We continue to strengthen our internal controls function and accounting resources responsible for overseeing risk assessment procedures, monitoring internal controls, and advancing remedial actions.

•We continue to formalize and enhance our accounting and information technology policies, including policies and procedures relating to security, change management, user access, and segregation of duties controls, to support a more robust and sustainable control framework.

•We continue to work with an outside firm to review our processes, procedures, systems, and controls and to assist management in enhancing control design, implementation, documentation, and testing.
In addition to the progress we have achieved above, we are continuing to advance the following activities:

•Enhancing and formalizing our accounting, business operations, and information technology policies, procedures, and controls to support complete, accurate, and timely financial accounting, reporting, and disclosures.

•Strengthening general information technology controls over our accounting and operating systems and the reliability of information produced and maintained by those systems and used in the performance of business process controls.

•Enhancing controls addressing the completeness and accuracy of underlying data and information used in the performance of controls over accounting transactions and disclosures.

•Further enhancing management review controls, including the precision of review, evidence of procedures performed, and the use of standardized and automated processes to support the preparation and analysis of information subject to management review.

•Developing and executing monitoring activities to assess the design and operating effectiveness of controls over financial reporting and identifying changes to control design or execution where appropriate.

Our remediation program reflects our continued commitment to building and maintaining a sustainable and effective internal control environment. We have made progress in establishing the structural and foundational elements of our internal control framework and continue to mature the related information technology and business process controls. While continued operation, validation, and testing over sustained financial reporting cycles remain necessary to fully demonstrate remediation, we remain committed to the continuous improvement of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
The table below provides information regarding the share repurchases made by the Company during the three months ended September 30, 2026. All repurchased shares became treasury shares of the Company.

Month of Third Quarter of 2026	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
July 1 through July 31	—	—	—	—
August 1 through August 31	2,857,143	1.05	2,857,143	12,419,007
September 1 through September 30	—	—	—	—
Total for Quarter	2,857,143	$1.05	2,857,143	12,419,007
_________________
(1)    Excludes any transaction fees or expenses paid in connection with the repurchase of the shares.
(2)    On June 18, 2026 (the “Effective Date”), we entered into a stock repurchase agreement with the sellers that are party thereto (such agreement, the “Repurchase Agreement”). The Repurchase Agreement and related matters were publicly disclosed, on June 22, 2026, in a Current Report on Form 8-K we filed with the SEC. Under the terms of the Repurchase Agreement, we will purchase a total of 16,589,531 shares of our common stock, representing 100% of Company common stock beneficially owned by the sellers as of the Effective Date, at a price of $1.05 per share, for a total purchase price of $17,419,007.55.
(3)    Amounts represent the approximate maximum dollar value of shares that may yet be purchased under the Repurchase Agreement as of the end of the applicable period.

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

On September 1, 2026, pursuant to the terms of the Backstop Agreement, we issued an aggregate of 101,790 shares of our common stock (at a price of $1.4736 per share, per the terms of the Backstop Agreement) to the Backstop Purchasers, each of which is an accredited investor. Such shares represented the backstop commitment fee payable to the Backstop Purchasers in connection with the repurchase of certain shares of our common stock pursuant to the Repurchase Agreement in August 2026. The issuance of such shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering, as such issuance was pursuant to a private placement to accredited investors. No transaction proceeds were paid to us in connection with the issuance of the backstop fee shares.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

Entry into a Property Purchase and Sale Agreement and Proposed Related Joint Venture

On November 2, 2026, Playboy MB JV LLC (the “Buyer”), a Delaware limited liability company and an indirect, wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “PSA”) with Freehand Indian Creek LLC (the “Seller”). Pursuant to the PSA, the Buyer has agreed to acquire from the Seller (the “Acquisition”) property currently operated as a hotel in Miami Beach, Florida (the “Property”). The Company intends to redevelop the Property as a member-only private club.

The purchase price for the Property is $12,500,000, subject to customary prorations and adjustments (the “Acquisition Price”). Pursuant to the PSA, the Buyer delivered a deposit of $1,250,000 (the “Deposit”) upon execution of the PSA, and the balance of the Acquisition Price is payable at closing of the Acquisition. Except as otherwise expressly provided in the PSA, the Deposit is generally non-refundable to the Buyer, and it will be credited against the Acquisition Price at closing. The Buyer’s obligations for the Acquisition are not conditioned on obtaining financing. Closing of the Acquisition is scheduled to occur by December 15, 2026.

The PSA contains customary, limited representations, warranties and covenants. The Seller’s representations and warranties survive closing until December 31, 2026. The obligations of each party to close are subject to the performance in all material respects by the other party of its obligations and the accuracy in all material respects of the other party’s representations and warranties as of closing. The Seller’s post-closing liability is subject to an aggregate cap equal to 1% of the Acquisition Price. If the Buyer defaults or otherwise fails to close (other than as a result of the Seller’s default or a permitted termination), the Seller’s sole remedy is to terminate the PSA and retain the Deposit as liquidated damages, subject to certain surviving obligations. If the Seller defaults, the Buyer may either terminate and receive a refund of the Deposit plus reimbursement of documented out-of-pocket costs, up to $150,000, or seek specific performance.

In connection with the PSA, the Company, through its wholly owned subsidiaries, has also entered into a non-binding term sheet (the “Term Sheet”) regarding a proposed joint venture (the “JV”) to acquire, develop and operate the Property, and which joint venture would be established through the Buyer with third-party investors at or before closing of the Acquisition. Except for certain limited provisions, including payment of the Deposit, the Term Sheet is non-binding, and there can be no assurance that a definitive joint venture or financing agreements will be entered into on the terms contemplated in the Term Sheet of the PSA, or at all.

The Company’s senior secured lenders and administrative agent under its senior secured credit facility provided their written consent to the Company’s payment of the Deposit on behalf of the Buyer. Prior to the closing of the Acquisition, the Company expects to enter into an amendment of its senior secured credit facility with the lenders and administrative agent thereunder in connection with the Acquisition and JV.

The foregoing description of the PSA does not purport to be complete and is qualified in its entirety by reference to the full text of the PSA, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The PSA has been included to provide investors with information regarding its terms and is not intended to provide any other factual information about the Company, the Buyer or the Seller. The representations, warranties and covenants contained in the PSA were made solely for purposes of the PSA and as of specific dates, were solely for the benefit of the parties thereto, may be subject to limitations agreed upon by the parties (including qualification by disclosures made for the purpose of allocating contractual risk rather than establishing matters as facts), and may be subject to standards of materiality that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company, the Buyer, the Seller or the Property.

Forward-Looking Statements

This Part II, Item 5 of this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the anticipated closing of the Acquisition, the proposed joint venture and related financing, and the intended redevelopment and use of the Property. These statements are based on current expectations and are subject to risks and uncertainties, including the risk that the Acquisition does not close on the anticipated timeline or at all, that the Deposit is forfeited, that definitive joint venture or financing agreements are not entered into, and the other risks described in the Company’s filings with the SEC, including its most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. The Company undertakes no obligation to update any forward-looking statement, except as required by law.

No Rule 10b5-1 Trading Plans or Changes to Director Nomination Procedures

No Rule 10b5‑1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended September 30, 2026.

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
10.1
Amendment No. 1 to Backstop Agreement, dated October 26, 2026, by and among the Company, The Million S.a.r.l. and Rizvi Master LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2026)

10.2*^	Purchase and Sale Agreement, dated as of November 2, 2026, by and between Freehand Indian Creek LLC and Playboy MB JV LLC
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Playboy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) related notes (submitted electronically with this Quarterly Report on Form 10-Q)

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

Playboy, Inc.

Date: November 5, 2026	By:	/s/ Ben Kohn
	Name:	Ben Kohn
	Title:	Chief Executive Officer and President (principal executive officer)

Date: November 5, 2026	By:	/s/ Marc Crossman
	Name:	Marc Crossman
	Title:	Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)